Form 10-Q
period 1996-03-31
LIFEQUEST MEDICAL INC
filed 1996-05-14
CIK 860131

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996


                                       OR


   [ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934

          For the Transition Period From ____________to _____________

                         Commission File Number 0-20532


                            LIFEQUEST MEDICAL, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                          74-2559866
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                      9601 McAllister Freeway, Suite 1120
                           San Antonio, Texas  78216
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (210) 366-2100
              (Registrant's telephone number, including area code)

                                _______________


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X   No ___

                                _______________


      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      On May 6, 1996, there were outstanding 3,788,030 shares of Common Stock, $.001 par value, of the registrant.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX




                                                                                                          Page
                                                                                                          ----
PART I.  FINANCIAL INFORMATION
- - -------  ---------------------

Item 1:          Consolidated Financial Statements

                 Consolidated Balance Sheets - December 31, 1995, and March  31, 1996                       3

                 Consolidated Statements of Operations - For the Three Months Ended
                     March 31, 1995 and 1996                                                                5

                 Consolidated Statements of Cash Flows - For the Three Months Ended
                     March 31, 1995 and 1996                                                                6

                 Notes to Consolidated Financial Statements                                                 8


Item 2:          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                              9


PART II.         OTHER INFORMATION
- - --------         -----------------

Items 1-6:       Other Information                                                                         11


SIGNATURES                                                                                                 12

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,             March 31,
                               ASSETS                                              1995                    1996
                                                                             -----------------       ----------------
                                                                                                        (Unaudited)
Current Assets:
    Cash and cash equivalents                                               $          317,915        $       370,724
    Short-term investments                                                           4,817,221              4,353,498
    Accounts receivable                                                                100,395                127,325
    Interest receivable                                                                 95,655                 96,842
    Inventories                                                                         23,643                 69,848
    Prepaid and other assets                                                            98,968                 41,868
                                                                             -----------------       ----------------

                 Total current assets                                                5,453,797              5,060,105
                                                                             -----------------       ----------------

Accounts Receivable From Related Party                                               --                         3,671
                                                                             -----------------       ----------------

Property and Equipment:
    Capital leased equipment                                                           521,867               --
    Leasehold improvements                                                              65,229                 74,700
    Machinery and equipment                                                          --                       589,842
    Furniture and fixtures                                                             206,124                188,242
         Less-Accumulated depreciation                                                (565,906)              (592,675)
                                                                             -----------------       ----------------

                                                                                       227,314                260,109
                                                                             -----------------       ----------------

Intangible Assets:
    Licensed technology rights                                                         427,273                427,273
                                                                             -----------------       ----------------

                 Total assets                                                $       6,108,384        $     5,751,158
                                                                             =================        ===============

                         PART I - FINANCIAL INFORMATION

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,             March 31,
                LIABILITIES AND STOCKHOLDERS EQUITY                                1995                    1996
                                                                             -----------------       ----------------

Current Liabilities:
    Current portion of:
         Long-term debt                                                      $          59,189        $       755,978
         Capital lease obligations                                                     108,364              --
    Accounts payable                                                                   432,510                230,283
    Accrued expenses                                                                    32,730                 22,451
    Due to stockholders                                                                 27,599                 27,472
                                                                             -----------------        ---------------

                 Total current liabilities                                             660,392              1,036,184

Long-term Debt, Less Current Portion                                                     5,509              --

Capital Lease Obligations, Less Current Portion                                        222,942              --
                                                                             -----------------        ---------------

                 Total liabilities                                                     888,843              1,036,184
                                                                             -----------------        ---------------

Minority Interest                                                                      141,364                130,180
                                                                             -----------------        ---------------

Commitments

Stockholder's Equity:
    Common Stock, $.001 par value; 10,000,000 shares authorized;
         shares issued and outstanding:  3,754,835 (1995)
         and 3,788,030 (1996)                                                            3,754                  3,787
    Additional paid-in capital                                                      17,640,456             17,669,553
    Accumulated deficit                                                            (12,566,033)           (13,088,546)
                                                                             -----------------       ----------------

                 Total stockholders equity                                           5,078,177              4,584,794
                                                                             -----------------       ----------------

                 Total liabilities and stockholders' equity                  $       6,108,384       $      5,751,158
                                                                             =================       ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                        Three Months
                                                                       Ended March 31,
                                                              ----------------------------------
                                                                   1995               1996
                                                              ---------------    ---------------
Revenues:
    Net sales                                                  $      211,442     $      200,269
                                                               --------------     --------------

Cost And Expenses:
    Cost of sales                                                     137,583            122,953
    Research and development                                          254,740             92,701
    Selling, general and administrative                               704,429            450,292
    Interest                                                           13,195             15,748
    Depreciation and amortization                                      34,020             26,768
                                                               --------------     --------------

                                                                    1,143,967            708,462
                                                               --------------     --------------

Loss from operations                                                 (932,525)          (508,193)
                                                               --------------     --------------

Other income (expense):
    Investment income                                                  92,746             66,131
    Merger and acquisition costs                                     --                  (91,637)
                                                               --------------     --------------

Net Loss Before Minority Interest and Extraordinary Item             (839,779)          (533,699)

Minority interest in net loss of
    consolidated subsidiary                                            29,111             11,185
                                                               --------------     --------------

Net Loss Before Extraordinary Item                                   (810,668)          (522,514)

Extraordinary Item:
    Gain on extinguishment of debt                                     24,686            --
                                                               --------------     --------------

Net Loss                                                       $     (785,982)    $     (522,514)
                                                               ===============    ==============

Net Loss Per Share of Common Stock                                $ (.21)            $ (.14)
                                                                  =======            =======

Weighted Average Shares Used In
    Computing Net Loss Per Share of Common Stock                    3,754,835          3,774,019
                                                               ==============     ==============




              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                      Three Months
                                                                                    Ended March 31,
                                                                            -------------------------------
                                                                                 1995              1996
                                                                            -------------      ------------
Cash Flow From Operating Activities:
Net Loss                                                                     $   (785,982)     $    (522,514)
Adjustments to reconcile net loss to net cash
   used in operating activities -
      Depreciation and amortization                                                34,020             26,678
      Marketing agreement expense                                                --                   17,500
      Gain on extinguishment of debt                                              (24,686)
      Minority interest in net loss of consolidated subsidiary                    (29,111)           (11,185)
      Changes in operating assets and liabilities-
         (Increase) decrease in accounts receivable                               127,758            (26,930)
         (Increase) decrease in interest receivable                               (54,165)            (1,187)
         (Increase) decrease in inventories                                        39,629            (46,205)
         (Increase) decrease in prepaid and other assets                           51,176             57,100
         (Increase) in accounts receivable from related party                     (18,647)            (3,671)
         (Decrease) increase in accounts payable                                  (10,299)          (202,227)
         (Decrease) increase in accrued expenses                                    4,565            (10,279)
                                                                          ---------------    ---------------

       Net cash used in operating activities                                     (665,742)          (722,920)
                                                                          ----------------   ---------------

Cash Flows From Investing Activities:
   Additions to property and equipment                                            (17,247)           (59,471)
   Sale of investments                                                            526,431            463,723
                                                                          ---------------    ---------------

Net cash provided by investing activities                                         509,184            404,252
                                                                          ---------------    ---------------

Cash Flows From Financing Activities:
   Funds advanced by stockholder                                                   31,168          --
   Proceeds from issuance of notes payable                                    --                     750,000
   Proceeds from exercise of stock options                                    --                      11,630
   Payment on due to stockholder                                                                        (127)
   Payment of long-term obligations                                               (54,260)          (390,026)
                                                                          ---------------    ---------------

       Net cash provided by financing activities                                  (23,092)           371,477
                                                                          ---------------    ---------------

Net Increase (Decrease) In Cash And Cash Equivalents                             (179,650)            52,809

Cash And Cash Equivalents, beginning of period                                    698,931            317,915
                                                                           --------------     --------------

Cash And Cash Equivalents, end of period                                   $      519,281     $      370,724
                                                                           ==============     ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                  (Unaudited)




                                                                            Three Months
                                                                           Ended March 31,
                                                                  ------------------------------
                                                                       1995               1996
                                                                  ------------        -----------
Supplemental Disclosures Of Cash Flow Information:
      Cash paid during the period for -
         Interest                                                 $     13,195        $    15,748
         Income taxes                                                     -                   -



Noncash Investing And Financing Activities:
   The Company issued 350,000 shares of common stock in connection with the merger discussed in Note 3.

   A stockholder gave a marketing consultant 16,854 equivalent shares of the Company's stock in exchange for the consultant's services in connection with the merger discussed in Note 3. The stock had an estimated fair market value of approximately $18,000.




              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996



NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of LifeQuest Medical, Inc. (the "Company"), LifeQuest Endoscopic Technologies, Inc. ("LQET"), a wholly owned subsidiary of the Company (Note 3), and the Company's 74% ownership interest in ValQuest Medical, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1995, included in the Company's Form 10-K.

From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products.

NOTE 2 -- NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents are not considered in the computation as their effect is antidilutive.

NOTE 3 -- MERGER OF GM ENGINEERING, INC.

On February 13, 1996, but effective January 1, 1996, the Company completed the merger of GM Engineering, Inc., a California corporation ("GME") with and into LifeQuest Endoscopic Technologies, Inc., a Nevada corporation and newly formed wholly owned subsidiary of the Company. GME was acquired through the issuance of 350,000 shares of LifeQuest common stock. The transaction was recorded using the pooling of interests method of accounting, therefore the assets, liabilities, and operations of GME are included in the consolidated financial statements for all periods reported.

For the quarters ended March 31, 1995 and 1996 respectively, the separate results of the combined entities was a net loss of $596,739 and $348,979 for the Company and a net loss of $189,243 and $173,535 for LQET.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company received minimal operating revenues and, thus, was unprofitable. As of March 31, 1996, the Company had an accumulated deficit of approximately $13,089,000. There can be no assurance that the Company will be able to achieve or sustain profitability.

         The Company's future operating results will depend on many factors, including the Company's ability to manufacture and market its products on a cost-effective basis, demand for the Company's products and the level of competition in the market place.

         In February 1996, the Company completed the merger of GM Engineering, Inc., a California corporation ("GM Engineering") with and into LifeQuest Endoscopic Technologies, Inc., a Nevada corporation ("LQET") and newly formed wholly owned subsidiary of the Company. GM Engineering was acquired through the issuance of 350,000 shares of LifeQuest common stock. The transaction was recorded using the pooling of interests method of accounting, therefore the assets, liabilities and operations of GM Engineering are included in the consolidated financial statements for all periods reported. LQET develops, manufactures, and markets surgical and related instruments used in minimally invasive surgery and, as GM Engineering, recorded sales of approximately $1 million in fiscal 1995.

         In May 1994, the Company and Valdor Fiber Optics ("Valdor") of San Jose, California, formed a corporate joint venture called ValQuest Medical, Inc. ("ValQuest"). In accordance with the terms of the joint venture agreement, Valdor transferred to ValQuest the exclusive worldwide rights to develop, manufacture, and market all present and future medical applications of Valdor's patented fiber optic connector technology. The Company paid $100,000 to Valdor in consideration for the transfer of these rights to ValQuest.
Valdor contributed such rights, which had an initial value of $327,273 in the consolidated financial statements, to ValQuest in exchange for a 45% interest in ValQuest. The Company contributed $400,000 to be used as working capital in exchange for a 55% interest in ValQuest. Currently, subsequent purchases of additional stock have increased the Company's ownership interest in ValQuest to 74%.

         The Company submitted its PMA application to the Food and Drug Administration (FDA) for the Osteoport(R) device on July 19, 1993. On May 9, 1995, the FDA informed the Company that additional information will be required to enable completion of the Osteoport(R) PMA application review. Required information may include clarifications and further analysis of existing data and/or additional patient studies. However, the Company does not plan to initiate any further work on the Osteoport(R) device unless an appropriate corporate partner can be identified. This decision stems from management's current concern about the likelihood of incurring prohibitively high costs in clarifying and addressing FDA's requests for additional information since the July 1993 PMA submission.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had cash, cash equivalents and investments of approximately $4,724,000 and working capital of $4,024,000. The Company believes these funds will be sufficient to complete the development and, subject to obtaining required regulatory approvals, commercialization of its current products. However, there can be no assurance that the available cash will prove to be sufficient to complete any of these activities.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1995 AND 1996

         Net loss for the three months ended March 31, 1996 was $523,000, a decrease of 34 percent from the $786,000 net loss for the comparable period of 1995. The decline was primarily due to a reduction in expenses as detailed hereinafter.

         Sales for the three months ended March 31, 1996 and 1995 were $200,000 and $211,000 respectively. The decline in sales was related to the distraction and disruption caused by the acquisition of GM Engineering by the Company. As part of the acquisition due diligence, a portion of production had been earmarked for product testing and, therefore, was not available to sell.

         Research and development expenses decreased 64 percent to $93,000 from $255,000. The increased costs in 1995 were primarily due to expenses incurred in conjunction with development of the First-Med system. The Company anticipates the research and development focus for 1996 will be enhancement of LQET's current products and development of future products. Therefore, research and development costs should increase slightly during 1996.

         Selling, general and administrative expenses, which consist primarily of salaries and other costs necessary to support the Company's infrastructure, decreased 36 percent to $450,000 in 1996 from $704,000 in 1995. This comparative decline is a result of management's continuing efforts to reduce expenses.

         The minority interest in net loss of consolidated subsidiary of $11,185 reflects the minority ownership share of the ValQuest net loss for the three months ended March 31, 1996. The Company is in the process of moving the ValQuest assembly operations from San Jose, California, to the LQET facilities in La Verne, California. Management believes this move will eliminate duplication of overheads and improve efficiencies.

         Investment income represents interest earned on proceeds from private and public sales of the Company's equity securities and gains on sales of marketable securities.

         Merger and acquisition costs include legal, accounting and testing expenses incurred during the acquisition of GM Engineering.

         In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Management does not believe, based on current circumstances, Statement 121 will have a material effect on the carrying amount of the Company's long-lived assets.

         As of March 31, 1996, the Company had net operating loss carryforwards of approximately $10,386,000 for federal income tax purposes which are available to reduce future taxable income and will expire in 2006 through 2011 if not utilized and $12,441,000 for financial reporting purposes. For federal income tax purposes the Company deferred for future amortization certain acquisition and research and development costs in the amount of $2,453,000. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when commercial operations commence. The Company received IRS approval of its request for a change of tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years.

         The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes in 1996, the Company's existing NOL carryforwards are subject to the limitation. The amount subject to limitation at March 31, 1996, is approximately $506,000.

                          PART II - OTHER INFORMATION




Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits - None

           (b) Reports on Form 8-K
               (1) Form 8-K dated February 13, 1996, described the merger of GM
                   Engineering, Inc., a California corporation with and into LifeQuest Endoscopic Technologies, Inc., a Nevada corporation and newly formed wholly owned subsidiary of LifeQuest Medical, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 LIFEQUEST MEDICAL, INC.  (Registrant)





Dated:   May 10, 1996            By  /s/ HERBERT H. SPOON
                                     ------------------------------------------
                                     Herbert H. Spoon
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Dated:   May 10, 1996            By  /s/ RANDALL K. BOATRIGHT
                                     ------------------------------------------
                                     Randall K. Boatright
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                         Accounting Officer)

                              INDEX TO EXHIBITS



27 --           Financial Data Schedule