Form 10-Q
period 1996-06-30
LIFEQUEST MEDICAL INC
filed 1996-08-12
CIK 860131

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


   (Mark One)
      [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                  Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1996


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

                                ---------------


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    X   No

                                ---------------


       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       On August 5, 1996, there were outstanding 3,793,205 shares of Common Stock, $.001 par value, of the registrant.

                   LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX




                                                                          Page
PART I.  FINANCIAL INFORMATION

Item 1:           Consolidated Financial Statements

                  Consolidated Balance Sheets - December 31, 1995,
                     and June 30, 1996                                      3

                  Consolidated Statements of Operations - For the
                     Three Months and Six Months
                     Ended June 30, 1995 and 1996                           5

                  Consolidated Statements of Cash Flows - For the
                     Six Months Ended June 30, 1995 and 1996                6

                  Notes to Consolidated Financial Statements                8


Item 2:           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    9





PART II.          OTHER INFORMATION

Items 1-6:        Other Information                                        11


SIGNATURES                                                                 12

                        PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                   LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         December 31,              June 30,
                                                                            1995                     1996
                                                                      -----------------        ----------------
                                                                                                  (Unaudited)
                                 ASSETS
Current Assets:
     Cash and cash equivalents                                        $         317,915         $       323,597
     Short-term investments                                                   4,817,221               3,731,929
     Accounts receivable                                                        100,395                 145,133
     Interest receivable                                                         95,655                 104,802
     Inventories                                                                 23,643                 109,474
     Prepaid and other assets                                                    98,968                  27,374
                                                                      -----------------        ----------------

                  Total current assets                                        5,453,797               4,442,309
                                                                      -----------------        ----------------

Accounts Receivable From Related Party                                            --                      3,670
                                                                      -----------------        ----------------
Property and Equipment:
     Capital leased equipment                                                   521,867                   --
     Leasehold improvements                                                      65,229                  71,252
     Machinery and equipment                                                      --                    564,507
     Furniture and fixtures                                                     206,124                 275,879
         Less-Accumulated depreciation                                         (565,906)               (622,110)
                                                                      -----------------        ----------------

                                                                                227,314                 289,528
                                                                      -----------------        ----------------

Intangible Assets:
     Licensed technology rights                                                 427,273                 427,273
                                                                      -----------------        ----------------

                  Total assets                                        $       6,108,384         $     5,162,780
                                                                      =================         ===============

                        PART I - FINANCIAL INFORMATION

                   LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,              June 30,
                                                                                       1995                     1996
                                                                                -----------------        ----------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of:
         Long-term debt                                                         $          59,189         $       736,394
         Capital lease obligations                                                        108,364                   --
     Accounts payable                                                                     432,510                  82,279
     Accrued expenses                                                                      32,730                   1,301
     Due to stockholders                                                                   27,599                  20,327
                                                                                -----------------         ---------------

                  Total current liabilities                                               660,392                 840,301

Long-term Debt, Less Current Portion                                                        5,509                    --

Capital Lease Obligations, Less Current Portion                                           222,942                    --
                                                                                -----------------         --------------

                  Total liabilities                                                       888,843                 840,301
                                                                                -----------------         ---------------

Minority Interest                                                                         141,364                 126,078
                                                                                -----------------         ---------------

Commitments

Stockholder's Equity:
     Common Stock, $.001 par value; 10,000,000 shares authorized;
         shares issued and outstanding:  3,754,835 (1995)
         and 3,793,205 (1996)                                                               3,754                   3,793
     Additional paid-in capital                                                        17,640,456              17,671,359
     Accumulated deficit                                                              (12,566,033)            (13,478,751)
                                                                                ------------------       -----------------

                  Total stockholders' equity                                            5,078,177               4,196,401
                                                                                -----------------        ----------------

                  Total liabilities and stockholders' equity                    $       6,108,384        $      5,162,780
                                                                                =================        ================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three Months                           Six Months
                                                            Ended June 30                          Ended June 30
                                               -----------------------------------    ------------------------------------
                                                       1995              1996               1995               1996
                                               ----------------   ----------------    ----------------    ----------------
Revenues:
    Net sales                                  $        217,495   $        268,845    $        428,937    $        469,114
                                               ----------------   ----------------    ----------------    ----------------

Cost And Expenses:
    Cost of sales                                       218,625            156,564             356,208             279,517
    Research and development                            230,240             85,231             484,980             177,932
    Selling, general and administrative                 458,111            422,534           1,162,540             872,826
    Interest                                             17,054             13,131              30,249              28,879
    Depreciation and amortization                        34,841             22,964              68,861              49,732
                                               ----------------   ----------------    ----------------    ----------------

                                                        958,871            700,424           2,102,838           1,408,886
                                               ----------------   ----------------    ----------------    ----------------

Loss from operations                                   (741,376)          (431,579)         (1,673,901)           (939,772)
                                               -----------------  -----------------   -----------------   -----------------

Other income(expense):
    Investment income                                    91,544             54,773             184,290             120,904
    Merger and acquisition costs                            --             (17,500)                --             (109,137)
                                               ----------------   -----------------   -----------------   -----------------

Net Loss Before Minority Interest
    and Extraordinary Item                             (649,832)          (394,306)         (1,489,611)           (928,005)

Minority interest in net loss of
    consolidated subsidiary                              31,021              4,101              60,132              15,286
                                               ----------------   ----------------    ----------------    ----------------

Net Loss Before Extraordinary Item                     (618,811)          (390,205)         (1,429,479)           (912,719)

Extraordinary Item:
Gain on extinguishment of debt                              --                --                24,686                 --
                                               -----------------  ----------------    ----------------    ----------------
Net Loss                                            $  (618,811)    $     (390,205)      $  (1,404,793)        $  (912,719)
                                               =================  ================    ================    ================

Net Loss Per Share of Common Stock                  $      (.16)    $         (.10)      $        (.37)        $      (.24)
                                               =================  ================    ================    ================

Weighted Average Shares Used In
   Computing Net Loss Per Share
           of Common Stock                          $ 3,754,835     $    3,790,617       $    3,754,835        $ 3,782,608
                                               =================  ================    ================    ================





             The accompanying notes are an integral part of these
                       consolidated financial statements

                   LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Six Months
                                                                                          Ended June 30
                                                                             -----------------------------------
                                                                                     1995               1996
                                                                             ----------------    ---------------
Cash Flow From Operating Activities:
Net Loss                                                                     $     (1,404,793)   $      (912,719)
Adjustments to reconcile net loss to net cash
    used in operating activities -
       Depreciation and amortization                                                   68,861             49,732
       Issuance of stock options in connection with First-Med acquisition              20,849               --
       Marketing agreement expense                                                       --               17,500
       Gain on extinguishment of debt                                                 (24,686)              --
       Minority interest in net loss of consolidated subsidiary                       (60,132)           (15,286)
       Changes in operating assets and liabilities-
          (Increase) decrease in accounts receivable                                  232,648            (44,738)
          (Increase) in interest receivable                                           (94,350)            (9,147)
          (Increase) decrease in inventories                                           95,855            (85,831)
          Decrease in prepaid and other assets                                         94,233             71,594
          (Increase) in accounts receivable from related party                        (28,091)            (3,670)
          (Decrease) increase in accounts payable                                     (22,367)          (350,231)
          (Decrease) increase in accrued expenses                                       4,729            (31,429)
                                                                             ----------------    ----------------

        Net cash used in operating activities                                      (1,117,244)        (1,314,225)
                                                                             -----------------   ----------------

Cash Flows From Investing Activities:
    Additions to property and equipment                                               (25,547)          (111,946)
    Sale of investments                                                               814,878          1,085,292
                                                                             ----------------    ---------------

Net cash provided by investing activities                                             789,331            973,346
                                                                             ----------------    ---------------

Cash Flows From Financing Activities:
    Funds advanced by stockholder                                                     26,919               --
    Proceeds from issuance of notes payable                                            --                750,000
    Proceeds from exercise of stock options                                            --                 13,443
    Payment on due to stockholder                                                      --                 (7,272)
    Payment of long-term obligations                                                 (75,334)           (409,610)
                                                                             ----------------    ----------------

        Net cash provided (used) by financing activities                             (48,415)            346,561
                                                                             ----------------    ----------------

Net Increase (Decrease) In Cash And Cash Equivalents                                (376,328)              5,682

Cash And Cash Equivalents, beginning of period                                       698,931             317,915
                                                                             ---------------     ----------------

Cash And Cash Equivalents, end of period                                          $  322,603          $  323,597
                                                                             ===============     ================


             The accompanying notes are an integral part of these
                       consolidated financial statements

                   LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                  (Unaudited)



                                                                                 Six Months
                                                                              Ended June 30,
                                                                     ---------------------------------
                                                                         1995                 1996
                                                                     -------------        ------------
Supplemental Disclosures Of Cash Flow Information:
       Cash paid during the period for -
          Interest                                                   $      30,249        $     28,879
          Income taxes                                                        -                   -


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

                                 June 30, 1996



NOTE 1 - BASIS OF PRESENTATION

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

NOTE 2 - NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents are not considered in the computation as their effect is antidilutive.

NOTE 3 - MERGER OF GM ENGINEERING, INC.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company received minimal operating revenues and, thus, was unprofitable. As of June 30, 1996, the Company had an accumulated deficit of approximately $13,479,000. There can be no assurance that the Company will be able to achieve or sustain profitability.

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


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company had cash, cash equivalents and investments of approximately $4,056,000 and working capital of $3,602,000. The Company believes these funds will be sufficient to complete the development and, subject to obtaining required regulatory approvals, commercialization of its current products. However, there can be no assurance that the available cash will prove to be sufficient to complete any of these activities.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1995 AND 1996

         Net loss for the three months ended June 30, 1996 was $390,000, a decrease of 37 percent from the $619,000 net loss for the comparable period of 1995. The decline was primarily due to a reduction in expenses as detailed hereinafter.

         Sales for the three months ended June 30, 1996 and 1995 were $269,000 and $217,000 respectively. This 24 percent increase in sales can be attributed to a shift in sales focus from OEM customers to national distributors.

         Research and development expenses decreased 63 percent to $85,000 from $230,000. The increased costs in 1995 were primarily due to expenses incurred in conjunction with development of the First-Med system. The Company anticipates the research and development focus for 1996 will continue to be enhancement of LQET's current products and development of future products. Therefore, research and development costs should increase slightly during the remainder of 1996.

         Selling, general and administrative expenses, which consist primarily of salaries and other costs necessary to support the Company's infrastructure, decreased 8 percent to $423,000 in 1996 from $458,000 in 1995. This comparative decline is a result of management's continuing efforts to reduce expenses.

         The minority interest in net loss of consolidated subsidiary of $4,100 reflects the minority ownership share of the ValQuest net loss for the three months ended June 30, 1996.

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

         As of June 30, 1996, the Company had net operating loss carryforwards of approximately $10,748,000 for federal income tax purposes which are available to reduce future taxable income and will expire in 2006 through 2011 if not utilized and $12,831,000 for financial reporting purposes. For federal income tax purposes the Company deferred for future amortization certain acquisition and research and development costs in the amount of $2,453,000. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when commercial operations commence. The Company received IRS approval of its request for a change of tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years.

         The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes in 1996, the Company's existing NOL carryforwards are subject to the limitation.
The amount subject to limitation at June 30, 1996, is approximately $496,000.


SIX MONTHS ENDED JUNE 30, 1995 AND 1996

         Trends that were evident in the quarter ended June 30, 1996, were also evident in the six months ended June 30, 1996.

         Net loss for the six months ended June 30, 1996, was $913,000, a decrease of 35 percent from the $1,405,000 net loss for the comparable period of 1995.

         Sales increased 9 percent to $469,000 for the first six months of 1996 as compared to $429,000 for the same period of 1995.

         Research and development expenses decreased 63 percent to $178,000 for the six months ended June 30, 1996, from $485,000 in the comparable period of 1995. Likewise, general and administrative expenses declined 25 percent to $873,000 from $1,163,000 for the comparable periods.

                          PART II - OTHER INFORMATION




Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders

           (a)    The Annual Meeting of Stockholders was held on June 12, 1996.

           (b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

                  Herbert H. Spoon                      Robert B. Johnson
                  John L. Cassis                        Jeffrey H. Berg
                  Gregory M. Miles

           (c)    (1)    The directors named in (b) above were elected by the
                         following votes:

                                                               NO. OF VOTES
                  NAME                  NO. OF VOTES FOR         WITHHELD
                  ----                  ----------------       ------------
                  John L. Cassis           3,056,145               9,700
                  Herbert H. Spoon         3,056,145               9,700
                  Robert B. Johnson        3,056,145               9,700
                  Jeffrey H. Berg          3,056,145               9,700
                  Gregory M. Miles         3,056.145               9,700

                  (2) Of the 3,065,845 shares voting at the meeting, 3,054,590 voted for the ratification of the appointment of the accounting firm of Arthur Andersen LLP as the Company's independent accountants for 1996. The number of shares that voted against the ratification was 4,030 and the holders of 7,225 shares abstained from the voting.

           (d)    None.


Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits - None

           (b)    Reports on Form 8-K

                  (1) Form 8-K/A, Amendment No. 1, was filed April 23, 1996, which provided the financial statements, pro-forma financial information and exhibits pertaining to the previously announced merger of GM Engineering, Inc., a California Corporation with and into LifeQuest Endoscopic Technologies, Inc., a Nevada Corporation and newly formed wholly owned subsidiary of LifeQuest Medical, Inc.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                LIFEQUEST MEDICAL, INC.
                                (Registrant)





Dated:   August 5, 1996          By /S/ HERBERT H. SPOON
                                    -------------------------------------
                                    Herbert H. Spoon
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Dated:   August 5, 1996          By /S/ RANDALL K. BOATRIGHT
                                    -------------------------------------
                                    Randall K. Boatright
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                      Accounting Officer)

                              INDEX TO EXHIBITS


       Exhibit 27 -- Financial Data Schedule