Form 10-Q
period 1996-09-30
LIFEQUEST MEDICAL INC
filed 1996-11-14
CIK 860131

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


    (Mark One)
      [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

                   For the Quarterly Period Ended September 30, 1996
                                                  ------------------

                                       OR

      [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

                   For the Transition Period From             to
                                                  ------------   ------------

                         Commission File Number 0-20532
                                                -------

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

  Yes   X   No
      -----    -----

                                ---------------


  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  On November 5, 1996, there were outstanding 3,793,205 shares of Common Stock, $.001 par value, of the registrant.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX




                                                                                            Page
                                                                                            ----
PART I.      FINANCIAL INFORMATION

Item 1:      Consolidated Financial Statements

             Consolidated Balance Sheets - December 31, 1995, and September 30, 1996          3

             Consolidated Statements of Operations - For the Three Months and Nine Months
                 Ended September 30, 1995 and 1996                                            5

             Consolidated Statements of Cash Flows - For the Nine Months Ended
                 September 30, 1995 and 1996                                                  6

             Notes to Consolidated Financial Statements                                       8


Item 2:      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                    9



PART II.     OTHER INFORMATION

Items 1-6:   Other Information                                                               12



SIGNATURES                                                                                   13

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,    September 30,
                   ASSETS                              1995            1996
                                                   -----------      -----------
                                                                    (Unaudited)
Current Assets:
    Cash and cash equivalents                      $   317,915      $   199,221
    Short-term investments                           4,817,221        3,406,733
    Accounts receivable                                100,395          125,318
    Interest receivable                                 95,655           93,800
    Inventories                                         23,643          156,889
    Prepaid and other assets                            98,968           19,660
                                                   -----------      -----------

             Total current assets                    5,453,797        4,001,621
                                                   -----------      -----------

Property and Equipment:
     Capital leased equipment                          521,867             --
     Leasehold improvements                             65,229           71,252
     Machinery and equipment                              --            627,972
     Furniture and fixtures                            206,124          271,993
     Less-Accumulated depreciation                    (565,906)        (644,834)


                                                       227,314          326,383
                                                   -----------      -----------

Intangible Assets:
     Licensed technology rights                        427,273          427,273
                                                   -----------      -----------

             Total assets                          $ 6,108,384      $ 4,755,277
                                                   ===========      ===========

                         PART I - FINANCIAL INFORMATION

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31,           September 30,
            LIABILITIES AND STOCKHOLDERS' EQUITY                       1995                      1996
                                                                  ---------------          ---------------
Current Liabilities:
    Current portion of:
         Long-term debt                                           $        59,189          $       707,894
         Capital lease obligations                                        108,364                     --

    Accounts payable                                                      432,510                   36,469
    Accrued expenses                                                       32,730                   17,296
    Due to stockholders                                                    27,599                   15,952
                                                                  ---------------          ---------------

             Total current liabilities                                    660,392                  777,611

Long-term Debt, Less Current Portion                                        5,509                     --


Capital Lease Obligations, Less Current Portion                           222,942                     --
                                                                  ---------------          ---------------

             Total liabilities                                            888,843                  777,611
                                                                  ---------------          ---------------

Minority Interest                                                         141,364                  125,447
                                                                  ---------------          ---------------

Commitments

Stockholder's Equity:
   Common Stock, $.001 par value; 10,000,000 shares authorized;
    shares issued and outstanding: 3,754,835 (1995)
    and 3,793,205 (1996)                                                    3,754                    3,793
   Additional paid-in capital                                          17,640,456               17,671,359
   Accumulated deficit                                                (12,566,033)             (13,822,933)
                                                                  ---------------          ---------------

             Total stockholders' equity                                 5,078,177                3,852,219
                                                                  ---------------          ---------------

             Total liabilities and stockholders' equity           $     6,108,384          $     4,755,277
                                                                  ===============          ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 Three Months                  Nine Months
                                              Ended September 30             Ended September 30
                                          --------------------------    -------------------------
                                             1995           1996           1995            1996
                                          -----------    -----------    -----------    -----------
 Revenues:
  Net sales                               $   228,760    $   193,079    $   657,697    $   662,193
                                          -----------    -----------    -----------    -----------
 Cost And Expenses:
  Cost of sales                               233,899        113,838        590,107        393,355
  Research and development                    105,317        100,820        590,297        278,752
  Selling, general and administrative         387,689        324,717      1,550,229      1,197,543
  Interest                                     17,329         11,984         47,578         40,863
  Depreciation and amortization                36,973         29,197        105,834         78,929
                                          -----------    -----------    -----------    -----------
                                              781,207        580,556      2,884,045      1,989,442
                                          -----------    -----------    -----------    -----------

 Loss from operations                        (552,447)      (387,477)    (2,226,348)    (1,327,249)
                                          -----------    -----------    -----------    -----------
 Other income(expense):
  Investment income                            86,589         48,904        270,879        169,808
  Merger and acquisition costs                   --           (6,238)          --         (115,375)
                                          -----------    -----------    -----------    -----------
 Net Loss Before Minority Interest
  and Extraordinary Item                     (465,858)      (344,811)    (1,955,469)    (1,272,816)

 Minority interest in net loss of
  consolidated subsidiary                      31,994            630         92,126         15,916
                                          -----------    -----------    -----------    -----------
 Net Loss Before Extraordinary Item          (433,864)      (344,181)    (1,863,343)    (1,256,900)

 Extraordinary Item:
  Gain on extinguishment of debt                 --             --           24,686           --
                                          -----------    -----------    -----------    -----------

 Net Loss                                 $  (433,864)   $  (344,181)   $(1,838,657)   $(1,256,900)
                                          ===========    ===========    ===========    ===========

 Net Loss Per Share of Common Stock       $      (.12)   $      (.09)   $      (.49)   $      (.33)
                                          ===========    ===========    ===========    ===========
 Weighted Average Shares Used In
 Computing Net Loss Per Share
         of Common Stock                    3,754,835      3,793,205      3,754,835      3,786,140
                                          ===========    ===========    ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                   Nine Months
                                                                                Ended September 30
                                                                          --------------------------

                                                                              1995          1996
                                                                          -----------    -----------
 Cash Flow From Operating Activities:
 Net Loss                                                                 $(1,838,657)   $(1,256,900)
 Adjustments to reconcile net loss to net cash
    used in operating activities -
     Depreciation and amortization                                            105,834         78,929
     Issuance of stock options in connection with First-Med acquisition        20,849           --
     Marketing agreement expense                                                 --           17,500
     Gain on extinguishment of debt                                           (24,686)          --
     Minority interest in net loss of consolidated subsidiary                 (92,126)       (15,916)
     Changes in operating assets and liabilities-
         (Increase) decrease in accounts receivable                           183,685        (24,923)
         (Increase) decrease in interest receivable                          (148,171)         1,855
         (Increase) decrease in inventories                                   208,308       (133,246)
         Decrease in prepaid and other assets                                 126,816         79,308
         (Increase) in accounts receivable from related party                 (39,696)          --
         (Decrease) increase in accounts payable                               16,671       (396,041)
         (Decrease) increase in accrued expenses                               21,509        (15,434)
                                                                          -----------    -----------
           Net cash used in operating activities                           (1,459,664)    (1,664,868)
                                                                          -----------    -----------

 Cash Flows From Investing Activities:
    Additions to property and equipment                                       (25,526)      (177,997)
    Sale of investments                                                     1,303,531      1,410,488
                                                                          -----------    -----------

 Net cash provided by investing activities                                  1,278,005      1,232,491
                                                                          -----------    -----------
 Cash Flows From Financing Activities:
    Additional capital contributed by minority interest                        27,695           --
    Funds advanced by stockholder                                              14,815           --
    Proceeds from issuance of notes payable                                    33,161        750,000
    Proceeds from exercise of stock options                                      --           13,440
    Payment on due to stockholder                                                --          (11,647)
    Payments on notes payable                                                (100,577)      (438,110)
                                                                          -----------    -----------

     Net cash provided (used) by financing activities                         (24,906)       313,683
                                                                          -----------    -----------

 Net Increase (Decrease) In Cash And Cash Equivalents                        (206,565)      (118,694)

 Cash And Cash Equivalents, beginning of period                               698,931        317,915
                                                                          -----------    -----------

 Cash And Cash Equivalents, end of period                                 $   492,366    $   199,221
                                                                          ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                  (Unaudited)





                                                                  Nine Months
                                                              Ended September 30,
                                                          -------------------------
                                                             1995            1996
                                                          --------        ---------
 Supplemental Disclosures Of Cash Flow Information:
  Cash paid during the period for -
     Interest                                              $47,578         $40,863
     Income taxes                                                -               -




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




              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of LifeQuest Medical, Inc. (the "Company"), LifeQuest Endoscopic Technologies, Inc. ("LQET"), a wholly owned subsidiary of the Company (Note 3), and the Company's 82% ownership interest in ValQuest Medical, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1995, included in the Company's Form 10-K.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


    Certain statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," including statements regarding the anticipated development and expansion of the Company's business, expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings made by the Company with the Securities and Exchange Commission.


OVERVIEW

    From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company received minimal operating revenues and, thus, was unprofitable. As of September 30, 1996, the Company had an accumulated deficit of approximately $13,823,000. There can be no assurance that the Company will be able to achieve or sustain profitability.

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

    In May 1994, the Company and Valdor Fiber Optics ("Valdor") of San Jose, California, formed a corporate joint venture called ValQuest Medical, Inc. ("ValQuest"). In accordance with the terms of the joint venture agreement, Valdor transferred to ValQuest the exclusive worldwide rights to develop, manufacture, and market all present and future medical applications of Valdor's patented fiber optic connector technology. The Company paid $100,000 to Valdor in consideration for the transfer of these rights to ValQuest. Valdor contributed such rights, which had an initial value of $327,273 in the consolidated financial statements, to ValQuest in exchange for a 45% interest in ValQuest. The Company contributed $400,000 to be used as working capital in exchange for a 55% interest in ValQuest. Currently, subsequent purchases of additional stock have increased the Company's ownership interest in ValQuest to 82%.

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


LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996, the Company had cash, cash equivalents and investments of approximately $3,606,000 and working capital of $3,224,000. The Company believes these funds will be sufficient to complete the development and, subject to obtaining required regulatory approvals, commercialization of its current products. However, there can be no assurance that the available cash will prove to be sufficient to complete any of these activities.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

    Net loss for the three months ended September 30, 1996 was $344,000, a decrease of 21 percent from the $434,000 net loss for the comparable period of 1995. The decline was primarily due to a reduction in expenses as detailed hereinafter.

    Sales for the three months ended September 30, 1996 and 1995 were $193,000 and $229,000 respectively. The Company believes this decline was a temporary aberration caused by a sales disruption due to changes within the member group of the national distributor network.

    Research and development expenses were relatively flat from quarter to quarter. The costs in 1995 were primarily due to expenses incurred in conjunction with development of the First-Med system. The Company anticipates the research and development focus for 1996 will continue to be enhancement of LQET's current products and development of future products. Therefore, research and development costs should increase slightly during the fourth quarter of 1996.

    Selling, general and administrative expenses, which consist primarily of salaries and other costs necessary to support the Company's infrastructure, decreased 16 percent to $325,000 in 1996 from $388,000 in 1995. This comparative decline is a result of management's continuing efforts to reduce expenses.

    The minority interest in net loss of consolidated subsidiary of $630 reflects the minority ownership share of the ValQuest net loss for the three months ended September 30, 1996.

    Investment income represents interest earned on proceeds from private and public sales of the Company's equity securities and gains on sales of marketable securities.

    Merger and acquisition costs include legal, accounting and testing expenses incurred during the acquisition of GM Engineering.

    In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Management does not believe, based on current circumstances, Statement 121 will have a material effect on the carrying amount of the Company's long-lived assets.

    As of September 30, 1996, the Company had net operating loss carryforwards of approximately $11,888,000 for federal income tax purposes which are available to reduce future taxable income and will expire in 2006 through 2011 if not utilized and $13,175,000 for financial reporting purposes. For federal income tax purposes the Company deferred for future amortization certain acquisition and research and development costs in the amount of $2,453,000. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when commercial operations commence. The Company received IRS approval of its request for a change of tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years.

    The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes in 1996, the Company's existing NOL carryforwards are subject to the limitation. The amount subject to limitation at September 30, 1996, is approximately $486,000.


NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

    Trends that were evident in the quarter ended September 30, 1996, were also generally evident in the nine months ended September 30, 1996.

    Net loss for the nine months ended September 30, 1996, was $1,257,000, a decrease of 32 percent from the $1,839,000 net loss for the comparable period of 1995.

    However, despite a decline for the quarter, sales for the nine months ended September 30, 1996 increased to $662,000 as compared to $658,000 for the same period of 1995.

    Research and development expenses decreased 53 percent to $279,000 for the nine months ended September 30, 1996, from $590,000 in the comparable period of 1995. Likewise, general and administrative expenses declined 23 percent to $1,198,000 from $1,550,000 for the comparable periods.

                         PART II - OTHER INFORMATION



Item 1.  Legal Proceedings - Not applicable

Item 2.  Changes in Securities - Not applicable

Item 3.  Defaults Upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.  Other Information - Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         27.3    Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          LIFEQUEST MEDICAL, INC.
                                          -----------------------
                                          (Registrant)





Dated:   November 5, 1996                 By   HERBERT H. SPOON
                                               ---------------------------------
                                               Herbert H. Spoon
                                               President and Chief Executive
                                               Officer
                                               (Principal Executive Officer)


Dated:   November 5, 1996                 By   RANDALL K. BOATRIGHT
                                               ---------------------------------
                                               Randall K. Boatright
                                               Vice President and Chief
                                               Financial Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
