Form 10KSB
period 1996-12-31
LIFEQUEST MEDICAL INC
filed 1997-03-28
CIK 860131

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                  FORM 10-KSB
(Mark One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from. . . . . . to. . . . . .

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (210) 366-2100

                             ----------------------


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, $.001 par value
                                (TITLE OF CLASS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO    .
                                             ---    ----

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB____

         REGISTRANT'S REVENUES FOR FISCAL YEAR ENDED DECEMBER 31, 1996:
$3,850,000

         AT MARCH 18, 1997 (BASED UPON THE LAST REPORTED SALES PRICE OF $5.00 PER SHARE), THE AGGREGATE MARKET VALUE OF THE COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT HELD BY NON-AFFILIATES WAS APPROXIMATELY $21.9 MILLION. AT MARCH 18, 1997, THERE WERE OUTSTANDING 5,712,641 SHARES OF COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT.

                      DOCUMENTS INCORPORATED BY REFERENCE

            DOCUMENT                                                       FORM 10-KSB PART
            --------                                                       ----------------
Definitive Proxy Statement for 1997 Annual Meeting                Part III, Items 9, 10, 11 and 12

Transitional Small Business Disclosure Format.  YES     NO  X  .
                                                   ----   ----

===============================================================================

                                     PART I

ITEM 1.                             BUSINESS


GENERAL

         LifeQuest Medical, Inc. (the "Company") and its subsidiaries, LifeQuest Endoscopic Technologies, Inc., Klein Medical, Inc., Val-U-Med, Inc., and ValQuest Medical, Inc. are engaged in the development, manufacture and distribution of instruments, equipment and surgical supplies used in minimally invasive surgery ("MIS").

         MIS, a rapidly growing field, involves surgical procedures, accomplished without a major incision, through strategically placed punctures in a patient's body. These procedures generally result in reduced patient discomfort, reduced risks of infection and greatly shortened hospitalization, thereby decreasing overall costs. MIS products include a wide variety of reusable and disposable items such as endoscopes, trocars, trocar sleeves/cannulas, video systems, mechanical and laser-related cutting devices, stapling systems, electrocautery systems, suction and irrigation systems, graspers and dissectors, and hand- operated retractors. The products are used by surgeons in hospitals and outpatient surgery facilities.

         In December 1996, the Company acquired Val-U-Med, Inc. ("Val-U-Med"), and in November 1996 the Company acquired Klein Medical, Inc. ("Klein"). Klein and Val-U-Med are private companies located in San Antonio, Texas and Atlanta, Georgia, respectively. Both companies, which are wholly owned subsidiaries of the Company, distribute instruments, equipment and surgical supplies used in MIS.

         In February 1996, the Company completed the merger of GM Engineering, Inc., ("GME") a private company, with and into LifeQuest Endoscopic Technologies, Inc. ("LQET"), a wholly owned subsidiary of the Company. LQET develops and manufactures MIS products at its facilities located in La Verne, California.

         In May 1994, the Company and Valdor Fiber Optics ("Valdor") of San Jose, California, formed a corporate venture, ValQuest, which is an 82% owned subsidiary of the Company. ValQuest's patented Impact Mount(TM) technology is being used to develop proprietary, autoclavable (heat sterilizable) flexible fiber optic endoscopes which are expected to have broad applications in the MIS field.

         The Company intends to continue to allocate its resources toward becoming a significant competitor in the MIS market by utilizing the combined capabilities of its subsidiaries to expand its geographical distribution coverage in the U.S. and add relevant new products to its existing line through internal development, licensing and acquisition.

         The Company is also a party to manufacturing agreements with various companies in the medical instrument industry, under which the Company produces selected MIS products for private labeling. In the future, the Company intends to introduce a number of additional MIS products for the domestic and international MIS markets.

         The Company was incorporated on December 23, 1988, as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, the Company completed its initial public offering of common stock, $.001 par value ("Common Stock") which is quoted on the NASDAQ SmallCap Market. The Company's executive offices are located at 9601 McAllister Freeway, Suite 1120, San Antonio, Texas 78216, and its telephone number is (210) 366-2100.

RECENT ACQUISITIONS

         Klein Medical

         In November 1996, the Company completed the merger (the "Klein Merger") of Klein with and into Klein Medical Acquisition Co., a Nevada corporation ("KMI") and wholly owned subsidiary of the Company, with KMI as the surviving corporation. KMI distributes instruments, equipment and surgical supplies used in MIS. The Klein Merger was consummated under a Plan of Merger and Acquisition Agreement, among the Company, Klein, KMI and Richard H. Klein, as sole shareholder of KMI, pursuant to which Richard H. Klein received the right to receive an aggregate of 600,000 shares of the Company's Common Stock.

         Val-U-Med

         In December 1996, the Company completed the merger (the "Val-U-Med Merger") of Val-U-Med with and into Val-U-Med Acquisition Co., a Nevada corporation ("VMI") and wholly owned subsidiary of the Company, with VMI as the surviving corporation. VMI distributes instruments, equipment and surgical supplies used in MIS. The Val-U-Med Merger was consummated under a Plan of Merger and Acquisition Agreement, among the Company, Val-U-Med, VMI and the shareholders of VMI (the "VMI Shareholders"), pursuant to which the VMI Shareholders received the right to receive an aggregate of 1,200,000 shares of Common Stock and an aggregate of $400,000.

         GM Engineering

         In February 1996, the Company completed the merger (the "GM Merger") of GME with and into LQET. Prior to the GM Merger, GME, a private company located in La Verne, California, was primarily engaged in the development, manufacture and marketing of surgical and related instruments used in MIS. Under the terms of the Plan of Merger and Acquisition Agreement dated February 13, 1996, but effective as of January 1, 1996, the principal shareholders of GME received 350,000 shares of Common Stock, along with the right to exercise one piggy-back registration following the expiration of 12 months.

         The ValQuest Venture

         In May 1994, the Company and Valdor formed ValQuest as a corporate venture between the two companies. In accordance with the terms of the venture agreement, Valdor transferred to ValQuest the exclusive worldwide rights to develop, manufacture, and market all medical applications of Valdor's patented Impact Mount(TM) fiber optic connector technology. The Company paid $100,000 to Valdor in connection with the transfer of these rights and contributed $400,000 to be used as working capital in exchange for a 55% interest in ValQuest. Subsequent purchases of stock of ValQuest by the Company have increased the Company ownership, making ValQuest a 82% owned subsidiary of the Company.

INDUSTRY BACKGROUND

         The health care industry continues to undergo change, led primarily by market forces which are demanding greater efficiencies and reduced costs. Government proposed health care mandates in the United States have not occurred, and it is unclear whether, and to what extent, any future government mandate will affect the domestic health care market. Industry led changes are expected to continue irrespective of any governmental efforts toward health care reform. The scope and timing of any further government sponsored proposals for health care reform are presently unclear.

         The primary trend in the industry is toward cost containment. Payors and managed care organizations have been able to exercise greater influence through managed treatment and hospitalization patterns, including a shift from reimbursement on a retrospective basis to prospective limits for patient treatment. Hospitals have been severely impacted by the resulting cost restraints and are competing for business and becoming more sophisticated in management and marketing. The increasing use of managed care, centralized purchasing decisions, consolidations among hospitals and hospital groups, and integration of health care providers, are continuing to affect purchasing patterns in the health care system. Purchasing decisions are often shared by a coalition of surgeons, nursing staff, and hospital administrators, with purchasing decisions taking into account whether a product reduces the cost of treatment and/or attracts additional patients to a hospital. All of these factors along with competition, have contributed to continuing reductions in prices for the Company's products and, in the near term, to slower acceptance of more advanced surgical procedures in which the Company's products are used, given hospital and surgeon concerns as to the costs of training and reimbursement by payors. In addition, the primary care physician is expected to exercise significant influence on referrals of patients for surgical procedures under managed care.

         The Company could potentially benefit from this focus on cost containment and on managed care. Minimally invasive surgery decreases operating room time including anesthesia and patient recovery time and is highly cost effective. Doctors, patients, employers and payors all value decreased patient recovery time. This could lead to potential increases in volume as minimally invasive procedures are selected over alternative techniques. However, an undue focus on discrete costs or similar limits which fail to consider the overall value of these advanced procedures could adversely impact the Company. Some hospitals may also lose per night revenues through reduced post-operative care requirements as to procedures performed by MIS, which could influence their analysis of acceptance of newer procedures. The Company is adapting itself to this environment by promoting the cost effectiveness of its products, by striving to efficiently produce the highest quality products at the lowest cost, and by assisting hospitals and payors in achieving meaningful cost reductions for the health care system while retaining the quality of care permitted by the Company's products.

         Minimally invasive surgery refers to surgical procedures which can be accomplished without a major incision or other traumatization to the patient, in some cases without general anesthesia. Endoscopy is one of the most important minimally invasive surgical techniques. In addition to decreasing patient trauma or frequently avoiding general anesthesia, endoscopy can substantially reduce or eliminate postoperative hospitalization, thereby decreasing overall costs. The Company believes that the current pressures for medical cost containment could result in greater utilization of cost-effective, less invasive procedures. There can be no assurance, however, that greater utilization of such procedures will result.

         The availability of innovative medical technologies, patient demand and the motivation of physicians and payors are among the driving forces behind the movement toward, and the wide acceptance of, minimally invasive surgical procedures. The Company believes that these minimally invasive techniques are desired because they benefit all significant participants in the healthcare system: the patient experiences less pain and trauma and enjoys a more rapid recovery; surgeons and hospitals or other surgical centers that adopt these techniques enhance their practices and reputations; and the healthcare payor incurs lower overall costs. The Company believes that the growing acceptance of minimally invasive surgical procedures is changing the standards of practice over a wide range of surgical specialties and that this trend should create significant business opportunities for manufacturers of minimally invasive surgical products.

         According to a 1995 market research report by Theta Corporation, the United States MIS market exceeded $2 billion in 1994 and is forecast to grow at a 17 to 22 percent rate through 1998. MIS instruments include a wide variety of reusable and disposable items such as trocars, trocar sleeves/cannulas, video systems, mechanical and laser-related cutting devices, stapling systems, electrocautery systems, suction and irrigation systems, graspers and dissectors, hand-operated retractors and insufflation devices.

PRODUCTS

         The Company's wholly-owned subsidiaries, KMI and VMI, distribute a variety of products used primarily for minimally invasive surgical procedures, including branded products manufactured and owned by other companies as well as branded products owned and manufactured by the Company. The list of companies which utilize KMI and/or VMI to distribute selected products includes the following: Origin Medsystems, Inc., ConMed Corporation, Sony Medical Products Division, Fischer Imaging Products, Welch Allyn Imaging, MicroAire Surgical Instruments, Endo-LTD, Microline, Inc., Innerdyne, Inc. and Urohealth.

         The Company distributes disposable instruments, durable (reusable) instruments and capital equipment. The first two categories include the following: surgical hand instruments such as scissors, forceps, clip appliers, tackers, and suction irrigators; surgical entry instrumentation such as trocars, cannulas and dissection balloons; endoscopes; surgical accessories such as insufflation tubing, Endofog and electrosurgical pens and pads; electrosurgical instruments; and pneumatic small bone surgical instruments for driving wire, drilling, and sawing. Capital equipment includes cameras, electrosurgical generators, pumps, monitors, printers, telemedicine systems and breast biopsy systems.

         In addition to manufacturing selected products and components for distribution by KMI and VMI, LQET also operates as an Original Equipment Manufacturer ("OEM") of MIS products such as trocars, cannulas, etc. for several U.S. medical device companies.

BIOMEDICAL AND TECHNICAL SERVICES

         The Company employs qualified technicians who provide its customers with testing, repair and maintenance service for a wide variety of instruments, endoscopes and capital equipment items such as generators and cameras.

SALES AND MARKETING

         The Company began commercial sales of its first MIS access product in the first quarter of 1996 following the GM Merger, and, therefore, has limited sales, marketing and distribution experience. In the fourth quarter of 1996, the Company completed the Klein Merger and Val-U-Med Merger. Both KMI and VMI specialize in the sales, marketing and distribution of MIS devices and through these subsidiaries, the Company is marketing its MIS access products as well as the MIS products of other manufacturers, to hospitals, purchasing groups and surgeons throughout the United States by demonstrating the economic efficiencies of the Company's products and by assisting hospital management in realizing the benefits associated with MIS. In the United States, the Company markets MIS products primarily through direct representatives who are employed by the Company or its subsidiaries within selected geographical areas and independent sales representatives who typically sell other complementary MIS products to the same customer base. If the need arises, the Company may expand its sales force, which will require recruiting and training additional personnel. There can be no assurance that the Company will be able to recruit and train such additional personnel in a timely fashion. Loss of a significant number of the Company's current sales personnel or independent sales representatives, or failure to attract additional personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

BUSINESS STRATEGY

         The Company plans to utilize the combined capabilities of KMI, VMI and LQET to expand its geographical coverage in the U.S. and add significant new products to its existing line through internal development, licensing and acquisition. In 1996, the combined distribution coverage of KMI and VMI included Georgia, Florida, Alabama, North Carolina, South Carolina, Tennessee, Texas, and New Mexico. Management intends to add a significant number of direct sales representatives in 1997, particularly in the northeastern, mid-Atlantic, Great Lakes and midwestern areas of the U.S. and plans to achieve national distribution coverage in 1998. Additionally, the Company plans to continually increase the volume of products which LQET manufactures for KMI and VMI. LQET also is, and will continue to be, a party to manufacturing agreements with various companies in the medical instrument industry under which the Company produces selected MIS products for private labeling.

         The Company also intends to capitalize on its in-house technical expertise by significantly increasing the size and scope of its service and repair site. Management believes that these operations are very synergistic with the Company's distribution business.

COMPETITION

           The primary industry in which the Company competes, minimally invasive surgery, is highly competitive and in the current healthcare environment, cost containment has become a significant factor in purchasing decisions by hospitals. The MIS market is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. The United States Surgical Corporation ("U.S. Surgical") is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that have led to the growth of the industry. U.S. Surgical supplies a broad line of products to the MIS industry, including products which facilitate access, assessment and treatment. Ethicon Endo-Surgery ("Ethicon"), a Johnson & Johnson company, has made a major investment in the MIS field in recent years and is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

         The Company believes that the primary competitive factors affecting its business are the safety and effectiveness of the products offered, ease of product use, product reliability, price, physician familiarity with the manufacturer and its products, distribution channels and third party reimbursement policies. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction of its or its competitors' products. Accordingly, the relative speed with which the Company can develop products and complete approval or clearance processes and supply commercial quantities of the products to the market are important competitive factors. The Company believes that its competitive success will be based on its ability to create and maintain scientifically advanced technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals and manufacture and successfully market its products.

         Many of the Company's competitors and potential competitors have substantially greater resources, including easy access to capital, research and development personnel, extensive manufacturing and marketing capabilities, broad and well established product lines as well as ancillary services, such as training programs. Some of the Company's competitors have long-term or preferential supply arrangements with hospitals. Such arrangements may act as a barrier to market entry. In addition, it is possible that other large healthcare companies may enter the MIS device market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that may be developed or distributed by the Company and such companies also may be more successful than the Company in production and marketing. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to those products.

         The impact of competition will likely have a continuing effect on sales volumes and on prices charged by the Company. The Company faces a formidable task in successfully gaining significant revenues within the MIS market. In order to succeed, management believes that the Company will need to objectively demonstrate substantial product benefits, and its sales effort must be able to effectively present such benefits to both clinicians and health care administrators. The MIS market is dominated by U.S. Surgical and Ethicon. Both entities introduced new access devices, trocars with added features, during the past two years. A number of other entities participate in various segments of the MIS market.

         There can be no assurance that the Company will be able to successfully compete in the MIS market, and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCTS SUPPLY: DEPENDENCE ON KEY SUPPLIERS

         The ability of the Company to obtain particular products or product lines in the required quantities to fulfill customer orders for MIS devices on a timely basis is critical to the Company's success. In most cases, the Company has no guaranteed price or delivery agreements with its MIS device suppliers. As a result, the Company may experience short-term inventory shortages. In addition, manufacturers of MIS devices who currently distribute their products through the Company may decide to distribute, or to substantially increase their existing distribution through other distributors, their own dealer networks, or directly to resellers. There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill the Company's customer orders on a timely basis or that the Company will be able to obtain particular products or that a product line currently offered by suppliers will continue to be available. Failure of the Company to obtain particular products or product lines in the required quantities or to fulfill customer orders on a timely basis could have a material adverse effect on its business, financial condition or results of operation.

         The Company's ability to achieve increases in net sales or to sustain current net sales levels depends in part on the ability and willingness of the Company's suppliers to provide products in the quantities the Company requires. Although the Company has written distribution agreements with many of its suppliers, these agreements usually provide for non-exclusive distribution rights and often include territorial restrictions that limit the geographical area in which the Company is permitted to distribute the products. The agreements are also generally short-term, subject to periodic renewal and often contain provisions permitting termination by either party without cause upon relatively short notice. The termination of an agreement may have a material adverse impact on the Company's business, financial condition or result of operations.

DEPENDENCE UPON INDEPENDENT SHIPPING COMPANIES

         The Company relies heavily on arrangements with independent shipping companies for the delivery of its products. In order to meet customer demand, products are shipped from suppliers through independent shipping companies. Currently, United Parcel Service delivers the substantial majority of the Company's products to its customers. The termination of the Company's relationship with United Parcel Service, or the failure of one or more other independent shipping companies to deliver products from suppliers to the Company or products from the Company to its customers could have a material adverse effect on the Company's business, financial condition or results of operations. For instance, an employee work stoppage or slow-down at one or more of these independent shipping companies could materially impair the shipping company's ability to perform the services required by the Company. There can be no assurance that the services of these independent shipping companies will continue to be available to the Company on terms as favorable as those currently available or that these companies will choose or be able to perform the required shipping services for the Company.

DEPENDENCE ON KEY PERSONNEL

         The success of the Company will be largely dependent on the efforts of a number of key management and technical personnel. The loss of the services of one or more key employees could have an adverse effect on the Company. The Company currently maintains key-man life insurance on Herbert H. Spoon, President and Chief Executive Officer of the Company. The Company believes that its future success will depend in large part upon its ability to hire and retain suitable operating, marketing, financial and technical personnel. The competition for qualified personnel in the medical device industry is intense and, accordingly, there can be no assurance that the Company will be able to hire or retain necessary personnel.

PRODUCT DEVELOPMENT AND MANUFACTURING

         The Company's success will depend in part on its ability to obtain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Although the Company has obtained certain patents and applied for additional United States and foreign patents covering certain aspects of its technology, no assurance can be given that any additional patents will be issued or that the scope of any patent protection will exclude competitors or provide a competitive advantage, or that any of the Company's patents will be held valid if subsequently challenged. The validity and breadth of claims covered in medical technology patents involves complex legal and factual questions and therefore may be highly uncertain. The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop or otherwise acquire substantially equivalent trade secrets. In addition, whether or not the Company's patents are issued, others may hold or receive patents and contain claims having a scope that covers products developed by the Company.

         There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry and companies in the medical device industry have used litigation to gain competitive advantage. Litigation involving the Company would result in substantial cost and diversion of management attention from the day-to-day operation of the business, but could be necessary to enforce patents issued to the Company, to protect trade secrets and other specialized knowledge unknown to outside parties, to defend the Company against claimed infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. An adverse determination in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties under less favorable terms than might otherwise be possible and could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

         Working from an idea, sketch, or rough model, the Company can take a project through all the steps of product development, engineering, and industrial design, culminating in an exact working prototype. The Company's mold design, tooling, assembly, packaging and regulatory staff can develop necessary plans to transform the prototype into a market ready, versatile, medical device. The Company utilizes the latest in design hardware and software, as well as a complete machine shop.

         The Company's manufacturing strategy has four primary goals: (i) to provide its customers with high quality products and services; (ii) to improve the performance of its products over time through design and manufacturing innovation; (iii) to continuously improve manufacturing efficiency and lower costs; and (iv) to improve product quality. The Company's manufacturing operations include machining of various components, assembly, testing, inspection and packaging. Most operations are conducted by the Company at its facility in La Verne, California. Sterilization of certain products is performed by a subcontractor.

         The Company meets the required Food and Drug Administration ("FDA") manufacturing requirements. These requirements include the need for lot traceability, clean environment and institution of the FDA's Good Manufacturing Practices ("GMP") in assembly and manufacturing procedures. FDA requirements consists of four functions: documentation, quality engineering, inspection and regulatory affairs. The Company has personnel dedicated to maintaining compliance with each of these areas.

         The Company utilizes steel, aluminum and other raw materials in its manufacturing process. All raw materials are sourced from several different suppliers and the Company has rarely experienced a significant manufacturing delay as a result of a disruption of its sources for raw materials or other product components. The Company currently maintains small finished goods inventories. Most products are produced and shipped in direct response to customer product requests on a "Just in Time" basis.

         During the last two fiscal years, the Company has continued to be engaged in company sponsored research and development. Expenditures in this area have declined from $729,000 in fiscal 1995 to $398,000 in fiscal 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PATENTS, PROPRIETARY INFORMATION AND TRADEMARKS

         The Company holds all rights to medical applications of the patented Impact Mount(TM) technology owned by ValQuest.

         The Company's success will depend in part on its ability to obtain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. While the Company has obtained exclusive rights to certain patents and to various applications for additional United States and foreign patents covering certain aspects of its technology, no assurance can be given that any additional patents will be issued, that the scope of any patent protection will exclude competitors or that any of the Company's patents will be held valid if subsequently challenged. The validity and breadth of claims covered in the medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Whether or not the Company's patents are issued, others may receive patents which contain claims having a scope that covers products developed by the Company.

         There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation, which would result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using its products, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company may decide for business reasons to retain certain knowledge that it considers proprietary as trade secrets. In that event, or if patent protection is unattainable, then the Company must rely upon trade secrets, know-how and continuing technological innovation to maintain its competitive position. Employees and consultants of the Company who have access to proprietary information have signed confidentiality agreements with the Company. There can be no assurance that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information. The Company intends to require any new employees to sign similar confidentiality agreements.

         There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

GOVERNMENT REGULATION

         As a manufacturer of medical devices, the Company is subject to regulation by, among other governmental entities, the FDA and the corresponding agencies of states and foreign countries in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of such devices, the maintenance of certain records and the reporting of potential product defects and other matters. Failure to comply with such regulations may have a material adverse effect on the Company.

         Manufacturers of medical devices marketed in the United States are required to adhere to applicable regulations setting forth detailed GMP requirements, which include testing, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting ("MDR") requirements which require that a firm report to the FDA certain adverse events associated with the Company's devices. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements and other applicable regulations. The FDA is using its statutory authority more vigorously during inspections of companies and in other enforcement matters. The FDA has promulgated new GMP regulations and MDR regulations, both of which will likely increase the cost of compliance with GMP requirements. The Company also is subject to numerous federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition or results of operations. Although the Company believes that it is in compliance with all applicable regulations of the FDA and the State of California, current regulations depend heavily on administrative interpretation and there can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, the potential effects on the Company of heightened enforcement of federal and state regulations cannot be predicted.

         With the enactment of the Medical Device Amendments in May 1976 to the Federal Food, Drug and Cosmetic Act (the "FDC Act"), the FDA classified medical devices in commercial distribution into three classes, Class I, II or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls such as adequate labeling, premarket notification and adherence to GMP regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of special controls such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices which must receive premarket approval by the FDA pursuant to a Premarket Approval ("PMA") application to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

         Most medical instruments introduced to the United States market are required by the FDA, as a condition of marketing, to secure either clearance of a premarket notification pursuant to Section 510(k) of the FDC Act (a "510(k) Notification") or an approved PMA. Obtaining PMA can take several years. In contrast, the process of obtaining a 510(k) Notification clearance requires the submission of substantially less data and generally involves a shorter review period.

         In general, clearance of a 510(k) Notification may be obtained if a manufacturer or distributor of medical devices can establish that a new device is "substantially equivalent" to a legally marketed medical device. The 510(k) Notification and the claim of substantial equivalence may have to be supported by various types of information indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. In addition to requiring clearance for new products, FDA rules typically require a filing and a waiting period prior to marketing modified versions of existing products. The Company anticipates that most of its products will be eligible for the 510(k) Notification procedure. At this time, the FDA typically responds to a submission of a 510(k) Notification within 180 to 360 days. Market clearance may take three to 12 months or longer. In the event that the shorter 510(k) Notification procedure is not available, the Company will be required to file a PMA.

         Under the Safe Medical Devices Act of 1990 ("SMDA"), the FDA is directed to adopt new 510(k) Notification regulations which could potentially make the approval process for the Company's products more time-consuming, difficult and expensive. The SMDA includes new provisions relating to post-market surveillance requirements for certain types of devices and authorizes the FDA to adopt new controls to be applied to certain devices such as some currently being developed by the Company, including the promulgation of a performance standard, requirements for patient registries, distributor and purchaser reporting and imposition of guidelines.

         The process of obtaining necessary government approvals can be time-consuming and expensive. There can be no assurance that the necessary approvals will be obtained by the Company or, if they are obtained, that they will be obtained on a timely basis. Furthermore, the Company or the FDA may suspend clinical trials at any time upon a determination that the subjects or patients are being exposed to an unacceptable health risk. The FDA may also require post-approval testing and surveillance programs to monitor the effects of the Company's products and the products it distributes as a condition of approval. Approvals that have been or may be granted are subject to continual review and surveillance programs required by regulatory agencies, and later discovery of previously unknown problems may result in product labeling restrictions or withdrawal of products from marketing.

         International sales of medical devices are subject to the regulatory agency requirements of each country, and more recently in Europe, the regulations of the European Economic Community. The regulatory review process varies from country to country. In addition, international sales of medical devices not cleared by the FDA for distribution in the United States may be subject to FDA export requirements, which require the Company to document that the sale of the device is not in violation of that country's medical device laws. This documentation is then submitted to the FDA with a request for a permit for export to that country. The Company intends to apply for regulatory approval, import approval and export approval for its products for sales in countries comprising the major foreign market.

         The Company is also required to register and list its products with the FDA as a device manufacturer or distributor. As such, the Company is subject to inspection on a routine basis for compliance with the FDA's GMP requirements and other applicable regulations. Further, the Company is required to comply with various FDA requirements for labeling. The Medical Device Reporting regulation requires that the Company provide information to the FDA on death or serious injuries alleged to have been associated with the use of its product, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Special reports and routine annual reports are required to be submitted to the FDA by a company after a PMA for a device has been approved. These reports assure that the official FDA file for the PMA is kept current and reflects actual manufacturing, labeling, marketing, and use practices and experience once the product is marketed. In addition, the FDA prohibits an approved device from being promoted for unapproved applications.

         In addition to the statutes and regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local statutes, regulations and ordinances, including those promulgated by the Environmental Protection Act and the Department of Labor. Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business.

THIRD-PARTY REIMBURSEMENT

         In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Failure by physicians, hospitals and other users of products sold by the Company to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition or results of operations.

         If the Company obtains the necessary foreign regulatory approvals, market acceptance of the products sold by the Company in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government- sponsored health care and private insurance. The Company intends to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all, and the effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

         Hospitals, medical clinics and physicians' offices that purchase medical devices generally rely on third-party payors, such as Medicare, Medicaid and private health insurance plans, to pay for some or all of the costs of the screening, diagnostic and therapeutic procedures performed with these devices.

Whether a particular procedure qualifies for third-party reimbursement depends upon such factors as the safety and effectiveness of the procedure; and reimbursement may be denied if the medical device is experimental or was used for a non-approved indication. The Company believes that third-party reimbursement will be available for most procedures using its products.

         In April 1983, Congress enacted the Social Security Act Amendments of 1983 which mandated a system of Medicare reimbursement for in-patient hospital services based primarily upon diagnostic- related groups known as "DRGs." Under this system, hospitals are generally paid only a fixed amount per patient plus additional amounts for certain specific hospital costs. The amount payable under DRGs for a particular patient depends on many factors, including the principal diagnosis of the patient, but it usually does not depend upon the hospital's actual current cost of treating the patient. The prospective payment system and other cost control measures adopted by third-party payors in recent years, including reductions in Medicare payments for hospital outpatient services and capital costs, have had and may continue to have significant effect on the purchasing practices of many providers, generally causing them to be more selective in the purchase of medical devices.

         Third-party payors use a variety of mechanisms to determine reimbursement fees for surgical procedures. In some cases, reimbursement amounts are based on the provider's costs associated with the procedure, including materials costs. In such a situation, the cost of a device used in the procedure would likely be covered by the reimbursement payment.

         While third-party payors generally make their own decisions regarding which items and services to cover, Medicaid and other third-party payors often apply standards similar to Medicare's in determining whether to provide coverage for a particular medical procedure. The Medicare statute prohibits payment for any items or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury or to improve the functioning of a malformed body member, and the Health Care Financing Administration ("HCFA"), an agency within the Federal Department of Health and Human Services responsible for administering the Medicare program, has interpreted this provision to prohibit Medicare coverage of procedures or devices that, among other things, are determined to be medically unnecessary, inappropriate, not cost-effective, unsafe, ineffective, experimental or used for non-approved indication. For medical devices, FDA clearance for marketing is required but is not determinative of whether those prerequisites for Medicare coverage have been met. In particular, although the FDA may grant approval to market a medical device, the HCFA, a state health care agency or a third-party payor could independently determine not to approve coverage for the use of a particular medical device.

         While a limited number of national coverage decisions are made by HCFA, in general, the determination of whether a procedure or device satisfies these standards is made by the Medicare carrier or intermediary which processes claims for reimbursement within that carrier's or intermediary's jurisdiction.

         The unavailability of third-party coverage or the inadequacy of the reimbursement for medical procedures using the Company's products, including any future product that the Company may develop or acquire, would adversely affect the Company's business, financial condition and results of operations. Moreover, the Company is unable to predict what additional legislation or regulation, if any, may be enacted or adopted in the future relating to the Company's business or the health care industry, including third-party coverage and reimbursement, or what effect any such legislation or regulation may have on the Company.

PRODUCT LIABILITY AND INSURANCE

         The development, manufacture and sale of MIS products by the Company entails the risk of product liability claims, involving both potential financial exposure and associated adverse publicity. The Company's current product liability insurance coverage limits are $1,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its current and potential products. In addition, the insurance is expensive and may not be available in the future on acceptable terms, or at all. In addition, if such insurance is available, there can be no assurance that the limits of coverage of such policies will be adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company's business exposes it to potential product liability risks which are inherent in the design, manufacture and marketing of medical devices. The Company has not experienced any product liability claims to date. The Company currently maintains product liability insurance coverage in the aggregate annual amount of $1,000,000. The Company believes that the amount of such coverage is comparable to liability insurance maintained by other companies in the medical device industry during clinical development. There can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on the Company. Product liability claims or products recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on the Company's business and reputation and on its ability to attract and retain customers for its products.

EMPLOYEES

         As of March 18, 1997, the Company employed approximately 61 persons. None of the Company's employees are represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company and their names, ages, positions and tenure with the Company are as follows:


                                                                                                                OFFICER
        NAME                               AGE                         POSITION                                  SINCE
        ----                               ---                         --------                                  -----
Herbert H. Spoon                            53         President and Chief Executive
                                                         Officer                                                  1991

Randall K. Boatright                        48         Vice President, Chief Financial
                                                         Officer and Secretary                                    1992

David J. Collette, M.D.                     43         Vice President of Research and
                                                         Development                                              1993

Richard H. Klein                            43         Vice President                                             1996

K.C. Fadem                                  38         Vice President                                             1996

Robert Fadem                                35         Vice President                                             1996


         K.C. Fadem and Robert Fadem are brothers. There are no other family relationships among the officers listed. In connection with the Klein Merger, Richard H. Klein was made a vice president. In connection with the Val-U-Med Merger, K.C. Fadem and Robert Fadem were made vice presidents. There are no other arrangements or understandings pursuant to which any of the other officers listed were elected as officers. Officers are elected annually by the Board of Directors at its first meeting following the Annual Meeting of Stockholders, each to hold office until the corresponding meeting of the Board in the next year or until his successor shall have been elected or shall have been qualified.


ITEM 2.                        PROPERTIES

         The Company currently leases corporate headquarters and distribution facilities in San Antonio, Texas, under a lease expiring in May 1997. LQET currently leases manufacturing and office facilities in La Verne, California on a month-to-month basis for approximately $4,000 per month. The Company has substantially completed negotiations on a new lease which will house the corporate headquarters, Klein Medical and LQET in San Antonio, Texas under a lease expiring in May 2002. Val-U-Med entered into a lease agreement for office and distribution facilities in February 1997 in Atlanta, Georgia, under a lease expiring in March 2002. During 1996 the Company paid aggregate rentals of approximately $145,000.



ITEM 3.                    LEGAL PROCEEDINGS

         Not applicable.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

         The Common Stock, $.001 par value ("Common Stock"), of the Company trades on the Nasdaq SmallCap Market under the symbol "LQMD" and commenced trading in August 1992. The following table presents the range of high and low sales prices for the Common Stock as reported by the Nasdaq Stock Market for the periods indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.


QUARTER ENDED                    HIGH                     LOW
-------------                    ----                     ---


Fiscal 1996:


Fourth Quarter                  3 3/4                    1 7/8

Third Quarter                   2 1/2                    1 3/8

Second Quarter                  3 5/8                    2

First Quarter                   4 1/8                    2 1/4


Fiscal 1995:


Fourth Quarter                  3 3/8                     2 1/8

Third Quarter                   2 3/4                     2

Second Quarter                  2 3/4                     1 7/8

First Quarter                   3 1/8                     1 3/4



         At March 18, 1997, there were approximately 200 record holders of the Common Stock and approximately 2,100 beneficial holders of the Common Stock.

         The Company has not in the past declared any cash dividends on the Common Stock, and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including statements regarding the anticipated development and expansion of the Company's business, expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in the Company's Registration Statement on Form S-3 filed on February 7, 1997, and the Company's annual and quarterly reports filed with the Securities and Exchange Commission.

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company received minimal operating revenues and, thus, was unprofitable. As of December 31, 1996, the Company had an accumulated deficit of approximately $14,341,000. There can be no assurance that the Company will be able to achieve or sustain profitability.

         The Company's future operating results will depend on many factors, including the Company's ability to manufacture and market its products on a cost-effective basis, demand for the Company's products and the level of competition in the market place.

         In December, 1996, Val-U-Med, Inc., a Georgia corporation ("Val-U-Med") was acquired by the Company and merged into Val-U-Med Acquisition Co., a Nevada corporation ("VMI") and newly-formed, wholly-owned subsidiary of the Company. Val-U-Med was purchased for an aggregate of 1,200,000 shares of Common Stock and an aggregate of $400,000. The transaction was accounted for using the purchase method of accounting. VMI is involved in the distribution and marketing of minimally invasive surgical products.

         In November, 1996, Klein Medical, Inc., a Texas corporation ("Klein") was acquired by the Company and merged into Klein Medical Acquisition Co., a Nevada corporation ("KMI") and newly-formed, wholly-owned subsidiary of the Company. Klein was purchased for an aggregate of 600,000 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of KMI are included in the consolidated financial statements for all periods reported herein. KMI is involved in the distribution and marketing of minimally invasive surgical products.

         In February, 1996, the Company completed the merger of GM Engineering, Inc., a California corporation, ("GME"), with and into LifeQuest Endoscopic Technologies, Inc., ("LQET") a Nevada corporation and newly formed wholly owned subsidiary of the Company. GME was purchased for 350,000 shares of Common Stock. The transaction was recorded using the pooling of interests method of accounting, therefore, the assets, liabilities, and operations of GME are included in the consolidated financial statements for all period reported herein. LQET develops, manufactures, and markets surgical and related instruments used in minimally invasive surgery.

         In May, 1994, the Company and Valdor Fiber Optics ("Valdor") of San Jose, California, formed a corporate joint venture called ValQuest Medical, Inc. ("ValQuest"). In accordance with the terms of the joint venture agreement, Valdor transferred to ValQuest the exclusive worldwide rights to develop, manufacture, and market all present and future medical applications of Valdor's patented fiber optic connector technology. The Company paid $100,000 to Valdor in consideration for the transfer of these rights to ValQuest. Valdor contributed such rights, which had an initial value of $327,273 in the consolidated financial statements, to ValQuest in exchange for a 45 percent interest in ValQuest. The Company contributed $400,000 to be used as working capital in exchange for a 55 percent interest in ValQuest. Currently, subsequent purchases of stock have increased the Company's ownership interest in ValQuest to 82 percent.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had current assets of $5,190,000 and current liabilities of $2,255,000 resulting in working capital of $2,935,000. This compares to a working capital position of $4,926,000 at December 31, 1995. The increase at December 31, 1996 in accounts receivable, inventories and accounts payable reflect the acquisition of Val-U-Med and new product lines at Klein. The overall decline in working capital is primarily due to increased merger and acquisition activities and the geographical expansion of the Company's sales force.

         Capital expenditures were $195,000 during 1996 and $81,000 in 1995. The expenditures in 1996 were primarily for upgrading the LQET manufacturing facilities. The Company anticipates a slight increase in the 1997 level of capital expenditures as the Company's geographical expansion continues.

         During the year ended December 31, 1996, the Company borrowed $750,000 from a commercial bank pledging a like amount of short-term investments as collateral. The loan proceeds were used to replace more expensive debt, mainly capital equipment leases, acquired with the acquisition of GME.

         Based upon the current level of operations, the Company believes that cash flow from operations plus the Company's cash from the realization of its current assets will be adequate to meet its anticipated requirements for working capital and capital expenditures. However, there can be no assurance that the available cash will prove to be sufficient to satisfy these demands.

RESULTS OF OPERATIONS

         Net loss for the year ended December 31, 1996 was $1,978,000, a decrease of 13 percent from the $2,278,000 net loss for the year ended December 31, 1995. The decline was primarily due to a reduction in expenses and an increase in gross profit margins as detailed hereinafter.

         Net sales were relatively flat in 1996 as compared with 1995:
$3,639,000 and $3,686,000 respectively. A decline in sales to OEM customers was offset by an increase in the volume of revenue generated by our distribution activity.

         Gross profit from sales was $882,000 in 1996 versus $760,000 in 1995. The corresponding gross profit margins were 24 percent in 1996 and 21 percent in 1995. The improvement in margins is primarily due to the upgrading of facilities and increased employee training which both contribute to better efficiencies. The Company believes the gross profit margins will continue to improve as an increase in sales will provide advantageous economies of scale. Furthermore, in the interest of improving efficiencies and to properly plan for sales growth, the Company is combining its corporate offices, San Antonio warehouse and distribution center, repair and service center, and manufacturing facility in one new San Antonio location. The existing LQET facilities in Los Angeles County and the existing Klein Medical facilities in San Antonio will be closed and all business activities moved to the new San Antonio location. It is contemplated the move will be completed by June 1, 1997 and the estimated relocation costs of $75,000 were recorded in 1996.

         Also in planning for sales growth and improving efficiencies, Val-U-Med and the Atlanta distribution center moved to a new larger facility in February 1997.

         Research and development expenses decreased 45 percent from year to year. This decline is due to the Company's decision to severely curtail research activity and to concentrate its resources on sales growth through geographical and product line expansion. Therefore, these expenses should continue to decline in 1997.

         Selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, decreased 13 percent to $2,259,000 in 1996 from $2,607,000 in 1995. This comparative decline is a result of management's continuing efforts to reduce expenses and improve efficiencies.

         The minority interest in net loss of consolidated subsidiary of $21,000 in 1996 reflects the minority ownership share of the ValQuest net loss. This interest in ValQuest net loss is down 85 percent from 1995 which reflects the smaller loss from ValQuest.

         Investment income represents interest earned on the Company's short term investments. Investment income declined from $347,000 in 1995 to $209,000 in 1996 as the level of short term investments declined from year to year.

         Merger and acquisition costs of $254,000 in 1996 include legal, accounting and testing expenses incurred during the acquisitions of GME, Klein and Val-U-Med.

         In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Management does not believe, based on current circumstances, Statement 121 will have a material effect on the carrying amount of the Company's long-lived assets.

         As of December 31, 1996, the Company had net operating loss carryforwards of approximately $13,083,000 for federal income tax purposes which are available to reduce future taxable income and will expire in 2006 through 2011 if not utilized. For federal income tax purposes the Company deferred for future amortization certain acquisition and research and development costs in the amount of $2,453,000. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when commercial operations commence. The Company received IRS approval of its request for a change of tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years. The Company also has Research and development credit carryforwards available to offset future income taxes and expire in 2005 through 2010.

         The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes, the Company's existing NOL carryforwards are subject to the limitation. Of the $13,083,000 of NOL carryforwards, $553,000 is subject to limitation. Approximately $40,000 of the $553,000 can be utilized annually.


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data described in Item 13(a) herein are attached hereto.


ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this Item will be contained in the Company's Proxy Statement for 1997 Annual Meeting, which is incorporated herein by reference.

         See also "Executive Officers of the Registrant" under Part I, Item 1, herein.


ITEM 10.                      EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's Proxy Statement for 1997 Annual Meeting, which is incorporated herein by reference.


ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

         Information required under this Item will be contained in the Company's Proxy Statement for 1997 Annual Meeting, which is incorporated herein by reference.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's Proxy Statement for 1997 Annual Meeting, which is incorporated herein by reference.

                                    PART IV

ITEM 13.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----

         Report of Independent Public Accountants.............................................................  F-1

         Balance Sheets at December 31, 1995 and 1996.........................................................  F-2

         Statements of Operations for the years ended December 31, 1995 and 1996..............................  F-4

         Statements of Stockholders' Equity for the years ended December 31, 1995 and 1996....................  F-5

         Statements of Cash Flows for the years ended December 31, 1995 and 1996..............................  F-6

         Notes to Financial Statements........................................................................  F-8

2.                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            IDENTIFICATION OF EXHIBIT                       PAGE NUMBER
------                            -------------------------                       -----------

  2.1           Plan of Merger and Acquisition Agreement dated February 13,
                1996, but effective as of January 1, 1996, among LifeQuest
                Medical, Inc., LifeQuest Endoscopic Technologies, Inc., GM
                Engineering, Inc., Gregory M. Miles and Susan G. Miles
                (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 27, 1996).

  2.2 Stock Escrow and Pledge Agreement dated February 13, 1996, among Gregory M. Miles and Susan G. Miles (as pledgors) and
                LifeQuest Medical, Inc. and LifeQuest Endoscopic Technologies,
                Inc. (as pledgees) and Texas Commerce Bank National Association
                (as escrow agent) (incorporated by reference herein to Exhibit
                2.2 to the Company's Current Report on Form 8-K filed February
                27, 1996).

  2.3           Plan of Merger and Acquisition Agreement dated November 27,
                1996, among LifeQuest Medical, Inc., Klein Medical Acquisition
                Co., Klein Medical, Inc. and Richard H. Klein (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 12, 1996).

  2.4           Plan of Merger and Acquisition Agreement dated December 27,
                1996, among LifeQuest Medical, Inc., Val-U-Med Acquisition Co.,
                Val-U-Med, Inc. and the Stockholders of Val-U-Med, Inc.
                (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 10, 1997).

  3.1 Certificate of Incorporation of the Registrant (incorporated by reference herein to Exhibit 3.1 to the Company's Registration
                Statement on Form S-1 filed on August 19,1992, Registration No.
                33-49196).

 3.2 Bylaws of the Registrant (incorporated by reference herein to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed on August 19, 1992, Registration No. 33-49196).

10.1 1989 Stock Option Plan of LifeQuest Medical, Inc. (incorporated by reference herein to Exhibit 4.4 to the Company's
                Registration Statement on Form S-8 filed on October 12, 1993,
                Registration No. 33-70174).

EXHIBIT
NUMBER                            IDENTIFICATION OF EXHIBIT                       PAGE NUMBER
------                            -------------------------                       -----------

10.2            Amended and Restated Employment Contract dated November 1,
                1989, between LifeQuest Medical, Inc. and Larry J. Miller, M.D.
                (incorporated by reference herein to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed on August
                19, 1992, Registration No. 33-49196).

10.3            Employment Agreement dated February 15, 1992, between
                LifeQuest Medical, Inc. and Herbert H. Spoon (incorporated by reference herein to Exhibit 10.8 to the Company's Registration
                Statement on Form S-1 filed on August 19, 1992, Registration No.
                33-49196).

10.7 Incentive Stock Option Agreement dated January 15, 1990, between LifeQuest Medical, Inc. and Herbert H. Spoon
                (incorporated herein to Exhibit 10.12 to the Company's
                Registration Statement on Form S-1 filed on August 19, 1992,
                Registration No. 33-49196).

10.8            Consulting Agreement dated January 9, 1990, between LifeQuest
                Medical, Inc. and John G. Kuhn, Pharm.D. (incorporated herein to Exhibit 10.13 to the Company's Registration Statement on
                Form S-1 filed on August 19, 1992, Registration No. 33-49196).

10.9            Consulting Agreement dated January 9, 1990, between LifeQuest
                Medical, Inc. and Daniel D. Von Hoff, M.D. (incorporated herein to Exhibit 10.14 to the Company's Registration Statement on
                Form S-1 filed on August 19, 1992, Registration No. 33-49196).

10.10           Patent License Agreement dated January 1, 1989, between
                LifeQuest Medical, Inc. and The Board of Regents of the
                University of Texas System, as amended by instrument dated
                November 1, 1989 (incorporated herein to Exhibit 10.15 to the
                Company's Registration Statement on Form S-1 filed on August
                19, 1992, Registration No. 33-49196).

10.11           License Agreement dated June 26, 1992, between LifeQuest
                Medical, Inc. and George C. Kramer, Ph.D. (incorporated herein to Exhibit 10.22 to the Company's Registration Statement on
                Form S-1 filed on August 19, 1992, Registration No. 33-49196).

10.12           Consulting Agreement dated June 26, 1992, between LifeQuest
                Medical, Inc. and George C. Kramer, Ph.D. (incorporated herein to Exhibit 10.23 to the Company's Registration Statement on
                Form S-1 filed on August 19, 1992, Registration No. 33-49196).

10.13 Non-Qualified Stock Option Agreement dated June 26, 1992, between LifeQuest Medical, Inc. and George C. Kramer, Ph.D.
                (incorporated herein to Exhibit 10.23 to the Company's
                Registration Statement on Form S-1 filed on August 19, 1992,
                Registration No. 33-49196).

10.14 Non-Qualified Stock Option Agreement dated June 26, 1992, between LifeQuest Medical, Inc. and George C. Kramer, Ph.D.
                (incorporated herein to Exhibit 10.24 to the Company's
                Registration Statement on Form S-1 filed on August 19, 1992,
                Registration No. 33-49196).

10.15 Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Herbert H. Spoon
                (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

EXHIBIT
NUMBER                            IDENTIFICATION OF EXHIBIT                       PAGE NUMBER
------                            -------------------------                       -----------

10.16 Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Randall K. Boatright
                (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

10.17 Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Ruben G. Zamorano
                (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

10.18 Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and David J. Collette, M.D.
                (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

10.19 1994 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1994).

10.20 Non-Qualified Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and John L. Cassis
                (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K on Form 10-K for the fiscal year ended December 31, 1994).

10.21 Non-Qualified Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Robert B. Johnson
                (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

10.22 Non-Qualified Stock Option Agreement dated March 2, 1995, between LifeQuest Medical, Inc. and Jeffrey H. Berg, Ph.D.
                (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

10.23 ValQuest Medical, Inc. 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1994).

10.24           Incentive Stock Option Agreement dated August 19, 1994, between
                ValQuest Medical, Inc. and Herbert H. Spoon (incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.25           Incentive Stock Option Agreement dated August 19, 1994, between
                ValQuest Medical, Inc. and Randall K. Boatright (incorporated herein by reference to Exhibit 10.25 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1994).

10.26           Incentive Stock Option Agreement dated August 19, 1994, between
                ValQuest Medical, Inc. and David J. Collette, M.D.
                (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

EXHIBIT
NUMBER                            IDENTIFICATION OF EXHIBIT                       PAGE NUMBER
------                            -------------------------                       -----------

10.27           Incentive Stock Option Agreement dated August 19, 1994, between
                ValQuest Medical, Inc. and Ruben G. Zamorano (incorporated herein by reference to Exhibit 10.27 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1994).

10.28 Non-Incentive Stock Option Agreement dated August 19, 1994, between ValQuest Medical, Inc. and John L. Cassis (incorporated herein by reference to Exhibit 10.28 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1994).

10.29 Non-Incentive Stock Option Agreement dated August 19, 1994, between ValQuest Medical, Inc. and Robert B. Johnson
                (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

10.30           Assignment and License Agreement dated May 11, 1994, between
                ValQuest Medical, Inc. and Fibotech, Inc. d/b/a Valdor Fiber
                Optics (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.31           Employment Agreement dated February 13, 1996, between
                LifeQuest Endoscopic Technologies, Inc. and Gregory M. Miles
                (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 27, 1996).

10.32           Non-Competition Agreement dated February 13, 1996, between
                LifeQuest Medical, Inc. and Gregory M. Miles (incorporated by reference herein to Exhibit 10.2 to the Company's Current
                Report on Form 8-K filed February 27, 1996).

10.33 Non-Qualified Stock Option Agreement dated February 13, 1996, between LifeQuest Medical, Inc. and Gregory M. Miles
                (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 27, 1996).

10.34           Employment Agreement dated November 27, 1996, between Klein
                Medical Acquisition Co. and Richard H. Klein (incorporated by reference herein to Exhibit 10.1 to the Company's Current
                Report on Form 8-K filed December 12, 1996).

10.35 Non-Qualified Stock Option Agreement dated November 27, 1996, between LifeQuest Medical, Inc. and Richard H. Klein
                (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 12, 1996).

10.36           Employment Agreement dated December 27, 1996, between Val-U-
                Med Acquisition Co. and K.C. Fadem (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form
                8-K filed January 10, 1997).

10.37 Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and K.C. Fadem (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 10, 1997).

10.38           Employment Agreement dated December 27, 1996, between Val-U-
                Med Acquisition Co. and Robert Fadem (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form
                8-K filed January 10, 1997).

EXHIBIT
NUMBER                            IDENTIFICATION OF EXHIBIT                       PAGE NUMBER
------                            -------------------------                       -----------
10.39           Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and Robert Fadem (incorporated by reference herein to Exhibit 10.4 to the Company's Current
                Report on Form 8-K filed January 10, 1997).


  22           Subsidiaries
                                                                     Name Under Which
               Name                   State of Incorporation          Doing Business
               ----                   ----------------------          --------------
               LifeQuest Endoscopic                                 LifeQuest Endoscopic
                 Technologies, Inc.          Nevada                 Technologies, Inc.
               ValQuest Medical, Inc.        Nevada                             ValQuest Medical, Inc.
               Klein Medical
                 Acquisition Company         Nevada                 Klein Medical, Inc.
               Val-U-Med Acquisition
                 Company                     Nevada                 Val-U-Med, Inc.

23               * Consent of Arthur Andersen LLP

27               * Financial Data Schedule

---------------------------


*   Filed herewith

(b)      REPORTS ON FORM 8-K

         (1) Form 8-K dated November 27, 1996 and filed December 12, 1996 described the merger of Klein Medical, Inc., a Texas corporation, with and into Klein Medical Acquisition Co., a Nevada corporation and newly formed, wholly owned subsidiary of LifeQuest Medical, Inc.

         (2) Form 8-K dated December 27, 1996 and filed January 10, 1997 described the merger of Val-U-Med, Inc., a Georgia corporation, with and into Val-U-Med Acquisition Co., a Nevada corporation and newly formed, wholly owned subsidiary of LifeQuest Medical, Inc.

         (3) Form 8-K/A Amendment No. 1, was filed February 7, 1997, which provided the financial statements, pro forma financial information and exhibits pertaining to the previously announced merger of Klein Medical, Inc., a Texas corporation with and into Klein Medical, Inc., a Nevada corporation and newly formed, wholly owned subsidiary of LifeQuest Medical, Inc.

         (4) Form 8-K/A, Amendment No. 1, was filed March 12, 1997 which provided the financial statements, pro forma financial information and exhibits pertaining to the previously announced merger of Val-U-Med, Inc., a Georgia corporation with and into Val-U-Med, Inc., a Nevada corporation and newly formed, wholly owned subsidiary of LifeQuest Medical, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LIFEQUEST MEDICAL, INC.



March 25, 1997                         By       /s/ Herbert H. Spoon
                                         ---------------------------------------
                                                    Herbert H. Spoon
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                           TITLE                       DATE
       ---------                           -----                       ----



 /s/ Herbert H. Spoon         President, Chief Executive            March 25, 1997
-------------------------     Officer and Director
   Herbert H. Spoon           (Principal Executive Officer)




/s/ Randall K. Boatright      Vice President, Chief Financial       March 25, 1997
-------------------------     Officer and Director (Principal
  Randall K. Boatright        Financial and Accounting
                              Officer)



 /s/ Robert B. Johnson        Director                              March 25, 1997
-------------------------
   Robert B. Johnson




   /s/ K.C. Fadem             Director                              March 25, 1997
-------------------------
      K.C. Fadem




/s/ Jeffrey H. Berg, Ph.D.    Director                              March 25, 1997
-------------------------
 Jeffrey H. Berg, Ph.D.




 /s/ Richard H. Klein          Director                              March 25, 1997
-------------------------
    Richard H. Klein




 /s/ Robert L. Evans          Director                              March 25, 1997
-------------------------
   Robert L. Evans




/s/ David J. Collette, M.D.   Director                              March 25, 1997
-------------------------
 David J. Collette, M.D.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of LifeQuest Medical, Inc.:

         We have audited the accompanying consolidated balance sheets of LifeQuest Medical, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeQuest Medical, Inc., and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                              /S/ ARTHUR ANDERSEN LLP




San Antonio, Texas
March 7, 1997

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                      ASSETS                              December 31,
                                                                   --------------------------
                                                                      1995           1996
                                                                   -----------    -----------
Current assets:
     Cash and cash equivalents                                     $   326,065    $   292,539
     Short-term investments                                          4,817,221      2,464,743
     Accounts receivable (net of allowance for doubtful accounts
         of $ 6,984 in 1995 and 1996)                                  374,114        749,744
     Accounts receivable from related parties                            6,776         11,845
     Interest receivable                                                95,655         60,381
     Inventories                                                       284,958      1,517,959
     Prepaid and other assets                                           58,850         92,315
                                                                   -----------    -----------
         Total current assets                                        5,963,639      5,189,526
                                                                   -----------    -----------

Property and equipment:
     Equipment held under capital lease                                521,867           --
     Leasehold improvements                                             65,229         71,252
     Machinery and equipment                                           118,514        757,318
     Furniture and equipment                                           217,066        313,059
         Less: Accumulated depreciation                               (606,932)      (736,910)
                                                                   -----------    -----------
                                                                       315,744        404,719
                                                                   -----------    -----------
Intangible assets:
     Licensed technology rights                                        427,273        427,273
     Goodwill                                                             --        2,677,337
                                                                   -----------    -----------

     Total assets                                                  $ 6,706,656    $ 8,698,855
                                                                   ===========    ===========








             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' EQUITY                       December 31,
                                                                       -----------------------------
                                                                           1995             1996
                                                                       ------------    -------------
Current liabilities:
     Accounts payable                                                  $    778,533       1,248,698
     Accrued expenses                                                        58,147         994,930
     Current portion of long-term debt and capital lease obligations        173,697          11,577
     Due to stockholder                                                      27,599            --
                                                                       ------------    ------------

              Total current liabilities                                   1,037,976       2,255,205

Long-term debt and capital lease obligations                                244,234         694,379
                                                                       ------------    ------------

              Total liabilities                                           1,282,210       2,949,584
                                                                       ------------    ------------

Minority interest                                                           141,364         120,380
                                                                       ------------    ------------

Commitments and contingencies (Notes 6, 9, 10 and 15)

Stockholders' equity:
     Common Stock, $.001 par value; 10,000,000 shares
     authorized; 4,354,835 and 5,667,455 shares issued and
outstanding in 1995 and 1996, respectively                                    4,354           5,667

Additional paid-in capital                                               17,640,856      19,963,735
Accumulated deficit                                                     (12,362,128)    (14,340,511)

     Total stockholders' equity                                           5,283,082       5,628,891
                                                                       ------------    ------------

Total liabilities and stockholders' equity                             $  6,706,656    $  8,698,855
                                                                       ============    ============






             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Year Ended December 31,
                                                               --------------------------
                                                                   1995          1996
                                                               -----------    -----------
Revenues:
     Net sales                                                 $ 3,686,178    $ 3,639,070
                                                               -----------    -----------

Costs and expenses:
     Cost of sales                                               2,926,480      2,756,581
     Research and development                                      729,000        398,438
     Selling, general & administrative                           2,607,369      2,258,679
     Depreciation and amortization                                 161,463        129,978
                                                               -----------    -----------

                                                                 6,424,312      5,543,676
                                                               -----------    -----------

Loss from operations                                            (2,738,134)    (1,904,606)

Other income (expense):
     Investment income                                             347,143        209,153
     Interest expense                                              (50,029)       (52,440)
     Merger and acquisition costs                                     --         (254,082)
     Other                                                            --            2,608
                                                               -----------    -----------

Net loss before minority interest
     and extraordinary item                                     (2,441,020)    (1,999,367)

Minority interest in net loss of consolidated subsidiary           138,751         20,984
                                                               -----------    -----------

Net loss before extraordinary item                              (2,302,269)    (1,978,383)

Extraordinary item:
     Gain on extinguishment of debt                                 24,686           --

Net loss                                                       $(2,277,583)   $(1,978,383)
                                                               ===========    ===========

Net loss per share of common stock before extraordinary item   $      (.53)   $      (.45)
                                                               ===========    ===========

Net loss per share of common stock                             $      (.52)   $      (.45)
                                                               ===========    ===========

Weighted average shares used in
     computing net loss per share
         of common stock                                         4,354,835      4,418,779
                                                               ===========    ===========








              The accompanying notes are an integral part of these
                      consolidated financial statements.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                    Common Stock
                                             --------------------------
                                                 Shares         $.001         Additional
                                               Issued and        Par            Paid-In          Accumulated
                                               Outstanding      Value           Capital            Deficit       Total
                                             ---------------  ----------  -----------------     ----------     ----------
Balances, December 31, 1994                      4,354,835      $4,354       $17,600,318     $(10,084,545)     $7,520,127
   Contribution from stockholder                         -           -            19,688                -          19,688
   Issuance of stock options                             -           -            20,850                -          20,850
   Net loss                                              -           -                 -       (2,277,583)     (2,277,583)
                                             ---------------  ----------  -----------------  ------------      ----------
Balances, December 31, 1995                      4,354,835       4,354        17,640,856      (12,362,128)      5,283,082
   Contribution from stockholder                         -           -            17,500                -          17,500
   Exercise of stock options                        38,370          39            13,401                -          13,440
   Issuance of stock, Klein acquisition             17,250          17            30,635                -          30,652
   Issuance of stock, Val-U-Med acquisition      1,257,000       1,257         2,261,343                -       2,262,600
   Net loss                                              -           -                -        (1,978,383)     (1,978,383)
                                             ---------------  ----------  -----------------  ------------      ----------
Balances, December 31, 1996                      5,667,455      $5,667       $19,963,735     $(14,340,511)     $5,628,891
                                                 =========      ======       ===========     ============      =========








              The accompanying notes are an integral part of these
                      consolidated financial statements.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Year Ended December 31,
                                                                              --------------------------
                                                                                 1995           1996
                                                                              -----------    -----------
Cash flows from operating activities:
Net loss                                                                      $(2,277,583)   $(1,978,383)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                161,463        129,978
     Issuance of stock options, First-Med acquisition                              20,850           --
     Issuance of stock, finder's fee, KMI acquisition                                --           30,652
     Issuance of stock, marketing agreement expense                                19,688         17,500
     Gain on extinguishment of debt                                               (24,686)          --
     (Gain) loss on disposal of fixed assets                                       (1,332)         3,198
     Minority interest in net loss of consolidated subsidiary                    (138,751)       (20,984)
     Changes in operating assets and liabilities
       Decrease in accounts receivable, net                                       175,885         54,617
       (Increase) decrease in interest receivable                                 (27,237)        35,274
       Decrease (increase) in inventories                                          53,145       (788,259)
       Decrease (increase)  in prepaid and other assets                           128,966        (25,117)
       Decrease (increase) in accounts receivable from related parties             11,126         (5,069)
       Increase in accounts payable                                               234,659        207,931
       (Decrease) increase in accrued expenses                                    (48,371)       273,513
                                                                              -----------    -----------

Net cash used in operating activities                                          (1,712,178)    (2,065,149)
                                                                              -----------    -----------

Cash flows from investing activities:
   Additions to property and equipment                                            (81,322)      (194,721)
   Proceeds from disposition of property and equipment                              9,018           --
   Cash paid in connection with Val-U-Med acquisition                                --         (400,000)
   Purchases of investments                                                          --       (2,464,743)
   Sale of investments                                                          1,398,701      4,817,221
                                                                              -----------    -----------

Net cash provided by investing activities                                       1,326,397      1,757,757
                                                                              -----------    -----------

Cash flows from financing activities:
   Additional capital contributed by minority interest                             27,965           --
   Funds advanced by stockholder                                                   30,249           --
   Proceeds from issuance of notes payable                                         39,622        750,000
   Proceeds from exercise of stock options                                           --           13,440
   Payments on advances from stockholder                                             --          (27,599)
   Payments on long-term debt and capital lease obligations                      (123,009)      (461,975)
                                                                              -----------    -----------

Net cash (used in) provided by financing activities                               (25,173)       273,866
                                                                              -----------    -----------

Net decrease in cash and cash equivalents                                        (410,954)       (33,526)
Cash and cash equivalents, beginning of year                                      737,019        326,065
                                                                              -----------    -----------
Cash and cash equivalents, end of year                                        $   326,065    $   292,539
                                                                              ===========    ===========



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Year Ended December 31,
                                                                          ----------------   ----------
                                                                                1995            1996
                                                                          ----------------   ----------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                             $         50,029   $   52,440
     Income taxes                                                                     --           --

Supplemental Disclosures of noncash investing and financing activities:
     Assets acquired in connection with Val-U-Med acquisition             $           --     $3,588,104
                                                                          ================   ==========

     Liabilities assumed in connection with the Val-U-Med
acquisition                                                               $           --     $  925,504
                                                                          ================   ==========

     1,257,000 shares of common stock issued in connection with the
Val-U-Med acquisition                                                     $           --     $2,262,600
                                                                          ================   ==========


LifeQuest issued 950,000 shares of common stock in connection with the mergers of G.M. Engineering, Inc. and Klein Medical, Inc. discussed in Note 6.









              The accompanying notes are an integral part of these
                      consolidated financial statements.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF LIFEQUEST

         LifeQuest Medical, Inc., a Delaware corporation ("LifeQuest" or the "Company"), was incorporated on December 23, 1988 and commenced operations on January 1, 1989. LifeQuest is engaged in the development, commercialization, and distribution of proprietary and non-proprietary medical devices. In 1994, LifeQuest and Valdor Fiber Optics formed ValQuest Medical, Inc., a Nevada corporation ("ValQuest"), a corporate joint venture (see Note 5). ValQuest currently operates as an 82% (approximately 63% as of December 31, 1995) owned subsidiary of LifeQuest. In February 1996, LifeQuest completed the merger of GM Engineering, Inc., a California corporation ("GME") with and into LifeQuest Endoscopic Technologies, Inc., a Nevada corporation ("LQET") (see Note 6) and wholly owned subsidiary of LifeQuest. In November 1996, LifeQuest completed the merger of Klein Medical, Inc., a Texas corporation ("Klein") with and into Klein Medical Acquisition Corp., a Nevada corporation ("KMI") (see Note 6) and wholly owned subsidiary of LifeQuest. The LQET and KMI mergers were accounted for as poolings of interest. The consolidated financial statements for 1995 were restated to include the accounts of LifeQuest, ValQuest, LQET, and KMI. In December 1996, LifeQuest completed the merger of Val-U-Med, Inc., a Georgia corporation ("Val-U-Med") with and into Val-U-Med Acquisition Corp., a Nevada corporation ("VMI") (see Note 6) and wholly owned subsidiary of LifeQuest. The VMI merger was accounted for as a purchase transaction. The consolidated financial statements for 1996 include the accounts of LifeQuest, ValQuest, LQET, and KMI. The accounts of VMI have been included since acquisition date. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

         Operating revenues are recognized upon the shipment of products to the customer.

Inventory

         Inventory consists of raw materials, work-in-process, and finished goods which are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Research and Development

         Research and development costs are expensed as incurred.

Fixed Assets and Depreciation

         Fixed assets are recorded at cost less accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives of the respective assets (3 - 5 years).

Additions and improvements that extend the useful life of the asset are capitalized. Repairs and maintenance are charged to expense as incurred. Upon sales or retirement of property and equipment, the related cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is recorded.

Licensed Technology Rights

         Licensed technology rights will be amortized upon the commencement of ValQuest's planned principle operations. The carrying value of the licensed technology is periodically reviewed by the Company with impairments being recognized when the expected future operating cash flows derived from such licensed technology rights is less than their carrying value.


Net Loss Per Share

         Net loss per share has been computed using the weighted average number of shares of common stock outstanding during the year. Stock options are excluded from the computation as their effect is antidilutive.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Statements of Cash Flows

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. See Note 8 for investments not considered cash equivalents.

Impact of Recently Issued Accounting Standards

         In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 in the first quarter of 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations.

         In October 1995, SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted SFAS 123 effective January 1, 1996, and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by SFAS 123

         The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 125") in June 1996. This statement will require the Company to classify its financial assets pledged as collateral separately in the financial statements. This statement is effective for fiscal years beginning after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement 125" ("SFAS 127"). SFAS 127 moves forward some, but not all, of the provisions of SFAS 125 to December 31, 1997. The Company believes the adoption of this statement will not have a material impact on the financial condition or results of operation of the Company.

         In February 1997, SFAS No. 128, "Earnings per Share" ("SFAS 128"), was issued. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS 128 requires restatement of all prior periods for which EPS data is presented.

NOTE 3 - CONCENTRATION OF RISK:

Credit Risk

         The Company's accounts receivable are from various hospitals, clinics and practicing surgeons. Based on the Company's evaluation of the collectibility of these accounts receivable, $77,984 and $16,672 of uncollectible accounts were written off in 1995 and 1996, respectively. The Company's management believes that the remainder of the receivables outstanding are collectible. The Company's accounts receivable are generally not collateralized.

Customer

         The Company had 1 customer which accounted for 23 percent of consolidated sales for the year ended December 31, 1996.

Supplier

         The Company had 2 suppliers which accounted for 27 percent and 25 percent of purchases for the year ended December 31, 1995, and 14 percent and 12 percent for the year ended December 31, 1996.


NOTE 4 - INVENTORIES

         Inventories at December 31 are summarized as follows:

                     1995         1996
                  ----------   ----------
Raw materials     $   59,711   $   66,979
Work-in-process         --        128,774
Finished goods       225,247    1,322,206
                  ----------   ----------
                  $  284,958   $1,517,959
                  ==========   ==========



NOTE 5 - VALQUEST JOINT VENTURE

         In May 1994, LifeQuest and Valdor Fiber Optics ("Valdor") of San Jose, California, formed ValQuest, a corporate joint venture. In accordance with the terms of the joint venture agreement, Valdor transferred to ValQuest the exclusive worldwide rights to develop, manufacture, and market all present and future medical applications of Valdor's patented fiber optic connector technology. LifeQuest paid $100,000 to Valdor in consideration for the transfer of these rights to ValQuest. Valdor contributed such rights, which had an initial value of $327,273 in the consolidated financial statements, to ValQuest in exchange for a 45% interest in ValQuest. LifeQuest contributed $400,000 to be used as working capital in exchange for a 55% interest in ValQuest. At December 31, 1996, purchases of additional stock have increased LifeQuest's ownership interest in ValQuest to 82%.


NOTE 6 - ACQUISITIONS

The following describes acquisitions by the Company during the year ended December 31, 1996:

G.M. Engineering, Inc.

         In February 1996, GME was merged with and into LQET, a subsidiary of LifeQuest. The merger was accomplished through exchanging all of the outstanding common stock of GME for 350,000 shares of LifeQuest restricted common stock. The transaction was recorded using the pooling-of-interest method of accounting.

Klein Medical, Inc.

         In November 1996, Klein was merged with and into KMI, a subsidiary of LifeQuest. The merger was accomplished through exchanging all of the outstanding common stock of Klein for 600,000 shares of LifeQuest restricted common stock. The transaction was recorded using the pooling-of-interest method of accounting.

         The KMI merger agreement also provides a compensation agreement with the former stockholder of Klein to act as chief executive officer and president of the surviving corporation, KMI, through December 31, 1999. The agreement provides for base compensation of $125,000 per year, additional performance based compensation and participation in all employee benefits provided by LifeQuest. LifeQuest issued 17,250 shares of LifeQuest restricted common stock to a third-party for a finder's fee associated with the transaction. In addition, LifeQuest and the former stockholder have entered into a nonqualified stock option agreement pursuant to which LifeQuest has granted to the former stockholder nonqualified stock options to buy up to 60,000 shares of LifeQuest common stock.

Val-U-Med, Inc.

         In December 1996, Val-U-Med was merged with and into VMI, a subsidiary of LifeQuest. The merger was accomplished through exchanging all of the outstanding stock of Val-U-Med for 1,200,000 shares of LifeQuest restricted common stock and $400,000. In addition, LifeQuest gave 57,000 shares of LifeQuest restricted common stock to a third party for a finder's fee associated with the transaction. The transaction was recorded using the purchase method of accounting effective December 27, 1996.

         LifeQuest recorded the assets and liabilities of Val-U-Med at fair value as of the purchase date. The excess of the purchase price over net assets acquired of $2,677,337 was recorded as goodwill and will be amortized over 10 years.

The following table reflects unaudited pro forma combined results of operations of the Company and Val-U-Med on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:

                                1995           1996
                            -----------    -----------
Revenues                    $ 6,733,486    $ 8,236,548
Net loss                     (2,552,522)    (2,375,694)
Net loss per common share   $      (.45)   $      (.42)


         The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1995 or at the beginning of 1996 nor does such information purport to project the results of operations for any future period.

         The VMI merger agreement also provides a compensation agreement with the former president of Val-U-Med to act as president and chief operating officer of the surviving corporation, VMI, and as vice president of LifeQuest through December 31, 1999. Furthermore the agreement provides a compensation agreement with the former vice president of sales of Val-U-Med to act as vice president of sales of the surviving corporation, VMI, through December 31, 1999. The agreements provide for base compensations of $100,000 each per year, additional performance based compensation and participation in all employee benefits provided by LifeQuest. In addition, LifeQuest and the president and vice president of sales of VMI have entered into a nonqualified stock option agreement pursuant to which LifeQuest has granted to the president and vice president of sales of VMI nonqualified stock options to receive up to 60,000 shares each of LifeQuest common stock.

NOTE 7 - FEDERAL INCOME TAXES

         As of December 31, 1996, the Company had net operating loss (NOL) carryforwards of approximately $13,083,000 for federal income tax purposes which are available to reduce future taxable income and will expire in 2006 through 2011 if not utilized. For federal income tax purposes, the Company deferred for future amortization certain acquisition and research and development costs in the amount of $2,453,000. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when commercial operations commence. The Company received IRS approval of its request for a change of tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years. The Company also has Research and development credit carryforwards available to offset future income taxes and expire in 2005 through 2010.

The principal components of deferred taxes at December 31, 1995, and 1996, are as follows:

                                                                   1995           1996
                                                                -----------    -----------
Temporary differences:

   Capitalized research and development and acquisition costs   $   734,766    $   734,766
   Depreciation                                                      25,008         44,768
   Accrual to cash adjustments                                         --           19,600
   Reserves not deductible for tax                                     --           94,400
   Other                                                             34,279         34,279
                                                                -----------    -----------

              Total temporary differences                           794,053        927,813

   Research and development credit carryforwards                    551,656        551,656
   Federal tax losses not currently utilizable                    3,073,893      4,724,891
                                                                -----------    -----------

   Net deferred tax assets                                        4,419,602      6,204,360
   Deferred tax valuation reserve                                (4,419,602)    (6,204,360)
                                                                -----------    -----------

   Net deferred tax assets                                      $      --      $      --
                                                                ===========    ===========


         As the Company has not generated significant operating revenues since its inception, nor is there any assurance of future revenues, a 100% valuation reserve in 1995 and 1996 has been established to recognize its deferred tax assets only to the extent of its deferred tax credits. The Company will continue to evaluate the necessity for such valuation reserve in the future.

         The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes, the Company's existing NOL carryforwards are subject to the limitation. Of the $13,083,000 of NOL carryforwards, $553,000 is subject to limitation. Approximately $40,000 of the $553,000 can be utilized annually.

NOTE 8 -  SHORT-TERM INVESTMENTS

         Short-term investments consist solely of debt securities issued by the United States Treasury. In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. Under the new rules, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are reported as a separate component of stockholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. The Company intends to hold these securities to maturity and believes it has the ability to do so. Therefore, these securities are reported at amortized cost. A portion of the investments is pledged as collateral (see Note 10). The following table summarizes short-term investments held by the Company at December 31, 1995, and 1996:

                                                                                         Gross                Gross
                                               Amortized           Fair Market          Unrealized           Unrealized
                                                 Cost                Value             Holding Gains        Holding Losses
                                               ---------           -----------         -------------        --------------

December 31, 1995:
     Debt securities issued by the
     U.S. Treasury                             $ 4,817,221         $ 4,913,915             $ 96,694    $       -

December 31, 1996:
     Debt securities issued by the
     U.S. Treasury                             $ 2,464,743         $ 2,522,776             $ 58,033    $       -



NOTE 9 - LEASE OBLIGATIONS

         The Company leases office space under non-cancelable operating leases. Rentals are subject to escalation for increases in property taxes, insurance and various other expenses. Future minimum rental payments of the Company under existing and pending operating lease agreements at December 31, 1996, are as follows (see Note 16):

     1997                                        $    223,103
     1998                                             198,054
     1999                                             206,969
     2000                                             210,999
     2001                                             210,135
  Thereafter                                           55,480
                                                  -----------
                                                  $ 1,104,740
                                                  ===========

Rent expense totaled approximately $201,000 and $145,000 for the years ended December 31, 1995, and 1996, respectively.

NOTE 10 - CURRENT AND LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         The Company had the following current and long-term debt and capital lease obligations at December 31:

                                                                                1995       1996
                                                                              --------   --------
Secured note payable for a vehicle loan, bearing interest at 6.9 percent,     $    725   $   --
   principal and interest due monthly

Secured note payable for a vehicle loan, bearing interest at 8.75 percent,      16,919     11,879
   principal and interest due monthly with a maturity date of February 9,
   2000

Unsecured note payable to an unrelated individual, bearing interest at 10       29,495       --
   percent, principal and interest due March 1996

Unsecured note payable under a $20,000 revolving line of credit with a          15,394       --
   bank, bearing interest at a bank's prime rate plus 3.16 percent (11.66 percent at December 31, 1995), interest payable monthly, principal due on demand or, if no demand is made, in November 1996

Settlement and release agreement with a leasing company entered into in          7,309       --
   November 1994

Unsecured note payable to an unrelated individual, bearing interest at 10       12,500       --
   percent, principal and interest due March 1996

Note payable to a financial institution, secured by short-term                    --      682,500
   investments, bearing interest at 6.41 percent, interest due monthly with a maturity date of January 23, 1998

Unsecured note, bearing interest at a bank's prime rate plus 3.09 (11.34          --       11,577
   percent at December 31, 1996), interest payable monthly, principal due on demand or, if no demand is made, in monthly installments of
   $1,458 through August 1997

Capital lease obligations                                                      335,589       --
                                                                              --------   --------

              Total long-term debt and capital lease obligations               417,931    705,956

Less - Current portion                                                         173,697     11,577
                                                                              --------   --------

                 Long-term debt and capital lease obligations                 $244,234   $694,379
                                                                              ========   ========


         The carrying amount of the debt approximates the fair value of the debt. This determination is based on management's estimate of the fair value at which such instruments could be sold or obtained in a third-party transaction.

NOTE 11 - STOCK OPTIONS

         In October 1995, SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted SFAS 123 effective January 1, 1996, and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by SFAS 123

         In December 1989, the Company adopted a stock option plan (the "1989 Plan"). Under the 1989 Plan, the Company may grant incentive and non-statutory stock options to employees, directors and consultants of the Company. The maximum number of shares available for grant under the 1989 Plan, as amended in 1993, is 685,000. Unexercised options expire ten years from the date of grant.

         In August 1994, ValQuest adopted the 1994 Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, ValQuest may grant incentive and non-statutory stock options to employees, directors and consultants of ValQuest. The maximum number of shares of ValQuest common stock available for grant under the 1994 Plan is 250,000. Stock options under the 1989 Plan and the 1994 Plan become exercisable pursuant to the individual written agreements between the Company and ValQuest, respectively, and the participants. Unexercised options expire ten years from the date of grant for the 1994 Plan.

         In May 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan ("NEDSOP"). Under NEDSOP, the Company may grant stock options to non-employee directors of the Company. The maximum number of shares available for grant under NEDSOP is 400,000. The NEDSOP options vest in 25 percent increments on each succeeding anniversary of the grant date, with unexercised options expiring on the tenth anniversary of the date they vest. Under all three stock option plans the option exercise price must be equal to at least the stock's market price on the date of grant.

         Pursuant to certain agreements entered into in May 1990, the Company in January 1993 granted three consultants non-qualified stock options to purchase in the aggregate up to 21,141 shares of Common Stock at an exercise price of $.001 per share. The options, which expire in May 1997, were granted outside any option plan and vested in 1994. Options to purchase 7,047 shares have been exercised to date and 12,332 options are currently exercisable. Prior to December 31, 1996, the Company has recognized approximately $236,000 (none in the current year) as research and development expense representing the difference between the exercise price and the fair market value of options which became exercisable.

         In 1996, the Company granted four employee directors non-qualified options to purchase in the aggregate up to 380,000 shares of Common Stock at an exercise price equal to the stock's market price on the date of grant. The options were granted outside any option plan and vest over three years based on continued employment and achievement of certain performance goals in 1997, 1998 and 1999. Options for 15,000 shares are currently exercisable. There are options for 120,000 that expire on July 31, 2000, options for 200,000 shares that expire on February 1, 2006, and the remaining options expire on December 31, 2006.

         Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and net loss per share (EPS) would have been reduced to the following pro forma amounts at December 31:

                                                1995                1996
                                            -------------      -------------
         Net Loss:         As Reported      $  (2,277,583)     $  (1,978,383)
                           Pro Forma           (2,456,973)        (2,138,758)

         EPS:              As Reported      $        (.52)     $        (.45)
                           Pro Forma                 (.56)              (.48)


         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         A summary of the status of the Company's stock options at December 31, 1995, and 1996, and changes during the years then ended is presented in the table and narrative below:


                                                           1995                    1996
                                                    -------------------     -----------------
                                                              Weighted               Weighted
                                                              Average                Average
                                                              Exercise               Exercise
                                                    Shares    Price Per     Shares   Price Per
                                                     (000)     Share        (000)      Share
                                                     -----     -----        -----      -----
Outstanding at beginning of year                      459       $1.12        577       $1.34
Granted                                               129        2.35        440        2.67
Exercised                                              --          --        (39)        .35
Forfeited                                             (11)       4.00        (24)       3.05
                                                      ---       -----      -----       -----
Outstanding at end of year                            577        1.34        954        1.95

Options exercisable at end of year                    396         .97        436         .83

Weighted Average fair value of options granted                  $2.16                  $2.51


         The following table summarizes the information about options outstanding at December 31, 1996:

                                                               Options Outstanding                   Options Exercisable
                                                      ---------------------------------------   -----------------------------
                                                                                Weighted
                                                                                 Average
                                                           Weighted             Exercise                            Weighted
                                                            Average             Price Per           Number           Average
                                                           Remaining              Share         Exercisable at      Exercise
                                       Number             Contractual          at December       December 31,       Price Per
  Exercise Prices Per Share         Outstanding              Life               31, 1996             1996            Share
  -------------------------         -----------       -------------------   -----------------   ----------------   ----------
          $.001                       12,332              0.42 years             $.001              12,332            $.001
           .35                       235,907              4.39 years               .35              179,523             .35
           .75                        84,000              7.67 years               .75               84,000             .75
          2.00                        28,000              9.69 years              2.00               26,000            2.00
          2.25                        75,000              8.42 years              2.25               75,000            2.25
          2.50                       270,420              9.03 years              2.50               24,745            2.50
          3.00                       180,000              9.72 years              3.00                    -            3.00
          4.00                        68,580              7.33 years              4.00               34,290            4.00
                                     -------                                                         ------

                                     954,239              7.63 years             $1.95              435,890            $.83


         The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model for a stock that does not pay dividends with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 6.8 and 6.0 percent; expected lives of 10 years and expected volatility of 103.4 and 111.3 percent.

NOTE 12 - RELATED-PARTY TRANSACTIONS

         The Company made payments to certain stockholders for consulting fees of approximately $24,000 and $12,000 for the two years ended December 31, 1995, and 1996, respectively.

         At December 31, 1995, the Company owed a stockholder $27,599 in a note payable bearing interest at a bank's prime rate plus 3.09 percent (11.59 percent at December 31, 1995), interest payable monthly, principal due on demand, or if no demand is made, in monthly installments of $1,458 through August 1997. During 1996 this liability was repaid.


NOTE 13 - MARKETING AGREEMENT

         In April 1995, GME entered into an agreement, as amended, whereby a marketing consultant would provide marketing, distribution and sales consulting services to GME over the three-year term of the agreement. As compensation for entering into this contract, a stockholder gave to the consultant shares equal to 3.75 percent of the outstanding shares of GME stock, which had an estimated fair market value of $17,500. This stock was subsequently exchanged for the Company's common stock. The consultant also earned commissions based on sales levels as defined in the agreement. The Company accounted for this transaction as a contribution of capital and recognized the related expense in 1995.

During 1995 and 1996, the Company expensed approximately $40,000 and $35,000, respectively, related to this agreement. The agreement was terminated June 30, 1996.


NOTE 14 - EXTRAORDINARY ITEM

         In January 1995, LQET entered into a settlement agreement with a bank for debts owed to the bank, pursuant to which the bank agreed to forgive debt of $24,686. This gain on extinguishment has been reflected as an extraordinary item on the accompanying statement of operations.


NOTE 15 - CONTINGENCY REGARDING SALES TAX

         The Company has accrued $311,000 and $574,000 as of December 31, 1995 and 1996, respectively, related to sales tax payable. The Company is currently in the process of obtaining the necessary documentation to achieve exemption from sales tax related to sales made to certain of its customers. However, as there can be no assurance that the management of the Company will ultimately be successful in obtaining such documentation, management has established accruals for the potential sales tax liability.


NOTE 16 - SUBSEQUENT EVENTS

         Effective January 1, 1997, KMI entered into a settlement agreement with a supplier which accounted for 14 percent of consolidated purchases for the year ended December 31, 1996. The settlement agreement called for the termination of the distribution agreement dated October 6, 1994, between KMI and the supplier. Specifically, KMI and any affiliated companies are prohibited from selling, marketing or otherwise distributing certain of the suppliers' products or competing products within the territory covered by the original distribution agreement for a specified period of time. The supplier will pay to KMI an amount, as specified in the confidentiality agreement, during 1997. Management does not believe this will significantly impact the financial position or results of operations.

In January 1997, VMI entered into a lease agreement for new office space. LifeQuest is currently negotiating a lease for a new facility, of which LifeQuest has agreed to the rent expense and lease terms. The lease terms are from March 1997 through May 2002. The estimated payments under these operating leases have been included in the future minimum lease payments in Note 9.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            IDENTIFICATION OF EXHIBIT                       PAGE NUMBER
------                            -------------------------                       -----------

  2.1           Plan of Merger and Acquisition Agreement dated February 13,
                1996, but effective as of January 1, 1996, among LifeQuest
                Medical, Inc., LifeQuest Endoscopic Technologies, Inc., GM
                Engineering, Inc., Gregory M. Miles and Susan G. Miles
                (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 27, 1996).

  2.2 Stock Escrow and Pledge Agreement dated February 13, 1996, among Gregory M. Miles and Susan G. Miles (as pledgors) and
                LifeQuest Medical, Inc. and LifeQuest Endoscopic Technologies,
                Inc. (as pledgees) and Texas Commerce Bank National Association
                (as escrow agent) (incorporated by reference herein to Exhibit
                2.2 to the Company's Current Report on Form 8-K filed February
                27, 1996).

  2.3           Plan of Merger and Acquisition Agreement dated November 27,
                1996, among LifeQuest Medical, Inc., Klein Medical Acquisition
                Co., Klein Medical, Inc. and Richard H. Klein (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 12, 1996).

  2.4           Plan of Merger and Acquisition Agreement dated December 27,
                1996, among LifeQuest Medical, Inc., Val-U-Med Acquisition Co.,
                Val-U-Med, Inc. and the Stockholders of Val-U-Med, Inc.
                (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 10, 1997).

  3.1 Certificate of Incorporation of the Registrant (incorporated by reference herein to Exhibit 3.1 to the Company's Registration
                Statement on Form S-1 filed on August 19,1992, Registration No.
                33-49196).

 3.2 Bylaws of the Registrant (incorporated by reference herein to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed on August 19, 1992, Registration No. 33-49196).

10.1 1989 Stock Option Plan of LifeQuest Medical, Inc. (incorporated by reference herein to Exhibit 4.4 to the Company's
                Registration Statement on Form S-8 filed on October 12, 1993,
                Registration No. 33-70174).

EXHIBIT
NUMBER                            IDENTIFICATION OF EXHIBIT                       PAGE NUMBER
------                            -------------------------                       -----------

10.2            Amended and Restated Employment Contract dated November 1,
                1989, between LifeQuest Medical, Inc. and Larry J. Miller, M.D.
                (incorporated by reference herein to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed on August
                19, 1992, Registration No. 33-49196).

10.3            Employment Agreement dated February 15, 1992, between
                LifeQuest Medical, Inc. and Herbert H. Spoon (incorporated by reference herein to Exhibit 10.8 to the Company's Registration
                Statement on Form S-1 filed on August 19, 1992, Registration No.
                33-49196).

10.7 Incentive Stock Option Agreement dated January 15, 1990, between LifeQuest Medical, Inc. and Herbert H. Spoon
                (incorporated herein to Exhibit 10.12 to the Company's
                Registration Statement on Form S-1 filed on August 19, 1992,
                Registration No. 33-49196).

10.8            Consulting Agreement dated January 9, 1990, between LifeQuest
                Medical, Inc. and John G. Kuhn, Pharm.D. (incorporated herein to Exhibit 10.13 to the Company's Registration Statement on
                Form S-1 filed on August 19, 1992, Registration No. 33-49196).

10.9            Consulting Agreement dated January 9, 1990, between LifeQuest
                Medical, Inc. and Daniel D. Von Hoff, M.D. (incorporated herein to Exhibit 10.14 to the Company's Registration Statement on
                Form S-1 filed on August 19, 1992, Registration No. 33-49196).

10.10           Patent License Agreement dated January 1, 1989, between
                LifeQuest Medical, Inc. and The Board of Regents of the
                University of Texas System, as amended by instrument dated
                November 1, 1989 (incorporated herein to Exhibit 10.15 to the
                Company's Registration Statement on Form S-1 filed on August
                19, 1992, Registration No. 33-49196).

10.11           License Agreement dated June 26, 1992, between LifeQuest
                Medical, Inc. and George C. Kramer, Ph.D. (incorporated herein to Exhibit 10.22 to the Company's Registration Statement on
                Form S-1 filed on August 19, 1992, Registration No. 33-49196).

10.12           Consulting Agreement dated June 26, 1992, between LifeQuest
                Medical, Inc. and George C. Kramer, Ph.D. (incorporated herein to Exhibit 10.23 to the Company's Registration Statement on
                Form S-1 filed on August 19, 1992, Registration No. 33-49196).

10.13 Non-Qualified Stock Option Agreement dated June 26, 1992, between LifeQuest Medical, Inc. and George C. Kramer, Ph.D.
                (incorporated herein to Exhibit 10.23 to the Company's
                Registration Statement on Form S-1 filed on August 19, 1992,
                Registration No. 33-49196).

10.14 Non-Qualified Stock Option Agreement dated June 26, 1992, between LifeQuest Medical, Inc. and George C. Kramer, Ph.D.
                (incorporated herein to Exhibit 10.24 to the Company's
                Registration Statement on Form S-1 filed on August 19, 1992,
                Registration No. 33-49196).

10.15 Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Herbert H. Spoon
                (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

EXHIBIT
NUMBER                            IDENTIFICATION OF EXHIBIT                       PAGE NUMBER
------                            -------------------------                       -----------

10.16 Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Randall K. Boatright
                (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

10.17 Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Ruben G. Zamorano
                (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

10.18 Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and David J. Collette, M.D.
                (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

10.19 1994 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1994).

10.20 Non-Qualified Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and John L. Cassis
                (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K on Form 10-K for the fiscal year ended December 31, 1994).

10.21 Non-Qualified Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Robert B. Johnson
                (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

10.22 Non-Qualified Stock Option Agreement dated March 2, 1995, between LifeQuest Medical, Inc. and Jeffrey H. Berg, Ph.D.
                (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

10.23 ValQuest Medical, Inc. 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.23 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1994).

10.24           Incentive Stock Option Agreement dated August 19, 1994, between
                ValQuest Medical, Inc. and Herbert H. Spoon (incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.25           Incentive Stock Option Agreement dated August 19, 1994, between
                ValQuest Medical, Inc. and Randall K. Boatright (incorporated herein by reference to Exhibit 10.25 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1994).

10.26           Incentive Stock Option Agreement dated August 19, 1994, between
                ValQuest Medical, Inc. and David J. Collette, M.D.
                (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

EXHIBIT
NUMBER                            IDENTIFICATION OF EXHIBIT                       PAGE NUMBER
------                            -------------------------                       -----------

10.27           Incentive Stock Option Agreement dated August 19, 1994, between
                ValQuest Medical, Inc. and Ruben G. Zamorano (incorporated herein by reference to Exhibit 10.27 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1994).

10.28 Non-Incentive Stock Option Agreement dated August 19, 1994, between ValQuest Medical, Inc. and John L. Cassis (incorporated herein by reference to Exhibit 10.28 to the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1994).

10.29 Non-Incentive Stock Option Agreement dated August 19, 1994, between ValQuest Medical, Inc. and Robert B. Johnson
                (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994).

10.30           Assignment and License Agreement dated May 11, 1994, between
                ValQuest Medical, Inc. and Fibotech, Inc. d/b/a Valdor Fiber
                Optics (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.31           Employment Agreement dated February 13, 1996, between
                LifeQuest Endoscopic Technologies, Inc. and Gregory M. Miles
                (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 27, 1996).

10.32           Non-Competition Agreement dated February 13, 1996, between
                LifeQuest Medical, Inc. and Gregory M. Miles (incorporated by reference herein to Exhibit 10.2 to the Company's Current
                Report on Form 8-K filed February 27, 1996).

10.33 Non-Qualified Stock Option Agreement dated February 13, 1996, between LifeQuest Medical, Inc. and Gregory M. Miles
                (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 27, 1996).

10.34           Employment Agreement dated November 27, 1996, between Klein
                Medical Acquisition Co. and Richard H. Klein (incorporated by reference herein to Exhibit 10.1 to the Company's Current
                Report on Form 8-K filed December 12, 1996).

10.35 Non-Qualified Stock Option Agreement dated November 27, 1996, between LifeQuest Medical, Inc. and Richard H. Klein
                (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 12, 1996).

10.36           Employment Agreement dated December 27, 1996, between Val-U-
                Med Acquisition Co. and K.C. Fadem (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form
                8-K filed January 10, 1997).

10.37 Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and K.C. Fadem (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 10, 1997).

10.38           Employment Agreement dated December 27, 1996, between Val-U-
                Med Acquisition Co. and Robert Fadem (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form
                8-K filed January 10, 1997).

EXHIBIT
NUMBER                            IDENTIFICATION OF EXHIBIT                       PAGE NUMBER
------                            -------------------------                       -----------
10.39           Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and Robert Fadem (incorporated by reference herein to Exhibit 10.4 to the Company's Current
                Report on Form 8-K filed January 10, 1997).


  22           Subsidiaries
                                                                     Name Under Which
               Name                   State of Incorporation          Doing Business
               ----                   ----------------------          --------------
               LifeQuest Endoscopic                                 LifeQuest Endoscopic
                 Technologies, Inc.          Nevada                 Technologies, Inc.
               ValQuest Medical, Inc.        Nevada                             ValQuest Medical, Inc.
               Klein Medical
                 Acquisition Company         Nevada                 Klein Medical, Inc.
               Val-U-Med Acquisition
                 Company                     Nevada                 Val-U-Med, Inc.

23               * Consent of Arthur Andersen LLP

27               * Financial Data Schedule

---------------------------


*   Filed herewith