Form 10-Q
period 1997-03-31
LIFEQUEST MEDICAL INC
filed 1997-05-13
CIK 860131

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


    (Mark One)
       [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997
                                                --------------

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

       Yes    X       No
             ---         ---

                                ---------------


       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         On May 6, 1997, there were outstanding 5,789,021 shares of Common Stock, $.001 par value, of the registrant.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                                     INDEX




                                                                                                               Page
PART I.  FINANCIAL INFORMATION                                                                                 ----

Item 1:           Consolidated Financial Statements
                  Consolidated Balance Sheets - December 31, 1996, and March  31, 1997                          3

                  Consolidated Statements of Operations - For the Three Months Ended
                      March 31, 1996 and 1997                                                                   4

                  Consolidated Statements of Cash Flows - For the Three Months Ended
                      March 31, 1996 and 1997                                                                   5

                  Notes to Consolidated Financial Statements                                                    7

Item 2:           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                 8


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                            11

Item 2.           Changes in Securities                                                                        11

Item 3.           Defaults Upon Senior Securities                                                              11

Item 4.           Submission of Matters to a Vote of Security Holders                                          11

Item 5.           Other Information                                                                            11

Item 6.           Exhibits and Reports on Form 8-K                                                             11


SIGNATURES                                                                                                     12


                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,            March 31,
                                   ASSETS                                              1996                    1997
                                                                                -----------------        ----------------
                                                                                                            (Unaudited)
Current Assets:
     Cash and cash equivalents                                                  $         292,539         $       965,999
     Short-term investments                                                             2,464,743               1,997,078
     Accounts receivable (net of allowance for doubtful accounts of
         $231,891 in 1996 and 1997)                                                       749,744                 843,320
     Accounts receivable from related party                                                11,845                  11,399
     Interest receivable                                                                   60,381                  32,112
     Inventories                                                                        1,517,959               1,374,550
     Prepaid and other assets                                                              92,315                  60,950
                                                                                -----------------        ----------------
                  Total current assets                                                  5,189,526               5,285,408
                                                                                -----------------        ----------------

Property, Plant and Equipment                                                           1,141,629               1,176,402
     Less-Accumulated depreciation                                                       (736,910)               (769,645)
                                                                                -----------------        ----------------
                                                                                          404,719                 406,757
                                                                                -----------------        ----------------
Intangible Assets:
     Licensed technology rights                                                           427,273                 427,273
     Goodwill, net                                                                      2,677,337               2,610,404
                                                                                -----------------        ----------------

                  Total assets                                                  $       8,698,855         $     8,729,842
                                                                                =================         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                           $       1,248,698         $     1,399,323
     Accrued expenses                                                                     994,930                 835,983
     Current portion of long-term debt and
         capital lease obligations                                                         11,577                 689,702
                                                                                -----------------         ---------------
                  Total current liabilities                                             2,255,205               2,925,008

Long-term debt and capital lease obligations                                              694,379                  10,618
                                                                                -----------------         ---------------

                  Total liabilities                                                     2,949,584               2,935,626
                                                                                -----------------         ---------------

Minority Interest                                                                         120,380                 121,777
                                                                                -----------------         ---------------

Commitments and contingencies

Stockholder's Equity:
     Common Stock, $.001 par value; 10,000,000 shares authorized;
         shares issued and outstanding:  5,667,455 (1996)
         and 5,737,641 (1997)                                                               5,667                   5,737
     Additional paid-in capital                                                        19,963,735              20,077,108
     Accumulated deficit                                                              (14,340,511)            (14,410,406)
                                                                                ------------------       -----------------

                  Total stockholders' equity                                            5,628,891               5,672,439
                                                                                -----------------        ----------------

                  Total liabilities and stockholders' equity                    $       8,698,855        $      8,729,842
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

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                              Three Months
                                                             Ended March 31,
                                                      ----------------------------
                                                         1996             1997
                                                      -----------      -----------
Revenues:
     Net sales                                        $   895,634      $ 2,749,324
                                                      -----------      -----------

Cost And Expenses:
     Cost of sales                                        599,177        1,745,116
     Research and development                              92,701           24,609
     Selling, general and administrative                  612,432          967,437
     Depreciation and amortization                         26,768           99,668
                                                      -----------      -----------

                                                        1,331,078        2,836,830
                                                      -----------      -----------

Loss from operations                                     (435,444)         (87,506)
                                                      -----------      -----------

Other income(expense):
     Investment income                                     63,824           30,357
     Interest expense                                     (15,748)         (10,948)
     Merger and acquisition costs                         (91,637)            (500)
     Other                                                  2,307               99
                                                      -----------      -----------

Net Loss Before Minority Interest                        (476,698)         (68,498)

Minority interest in net loss (income) of
     consolidated subsidiary                               11,185           (1,397)
                                                      -----------      -----------

Net Loss                                              $  (465,513)     $   (69,895)
                                                      ===========      ===========

Net Loss Per Share of Common Stock                    $      (.11)     $      (.01)
                                                      ===========      ===========

Weighted Average Shares Used In
     Computing Net Loss Per Share of Common Stock       4,391,269        5,687,462
                                                      ===========      ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                             --------------------------
                                                                               1996             1997
                                                                             ---------      -----------
Cash Flow From Operating Activities:
Net Loss                                                                     $(465,513)     $   (69,895)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities -
       Depreciation and amortization                                            26,768           99,668
       Issuance of stock, marketing agreement expense                           17,500               --
       Minority interest in net (loss) income of consolidated subsidiary       (11,185)           1,397
       Changes in operating assets and liabilities-
          Increase in accounts receivable, net                                 (77,337)         (93,576)
          (Increase) decrease in interest receivable                            (1,187)          28,269
          Decrease in inventories                                               93,989          143,409
          Decrease in prepaid and other assets                                  57,100           31,365
          Decrease in accounts receivable from related party                      (945)             446
          (Decrease) increase in accounts payable                             (318,524)         150,625
          Decrease in accrued expenses                                         (35,696)        (158,947)
                                                                             ---------      -----------

        Net cash (used in) provided by operating activities                   (715,030)         132,761
                                                                             ---------      -----------

Cash Flows From Investing Activities:
    Additions to property and equipment                                        (60,873)         (34,773)
    Purchases of investments                                                  (475,759)        (878,860)
    Investment maturities                                                      939,482        1,346,525
                                                                             ---------      -----------

Net cash provided by investing activities                                      402,850          432,892
                                                                             ---------      -----------

Cash Flows From Financing Activities:
    Proceeds from issuance of notes payable                                    780,090               --
    Proceeds from exercise of stock options                                     11,630          113,443
    Payment on due to stockholder                                                 (127)              --
    Payments on long-term debt and capital lease obligations                  (396,170)          (5,636)
                                                                             ---------      -----------

        Net cash provided by financing activities                              395,423          107,807
                                                                             ---------      -----------

Net increase in cash and cash equivalents                                       83,243          673,460
Cash and cash equivalents, beginning of period                                 326,065          292,539
                                                                             ---------      -----------

Cash and cash equivalents, end of period                                     $ 409,308      $   965,999
                                                                             =========      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                  (Unaudited)



                                                           Three Months
                                                          Ended March 31,
                                                       --------------------
                                                         1996        1997
                                                       --------     -------
Supplemental Disclosures Of Cash Flow Information:
       Cash paid during the period for -
          Interest                                     $ 15,748     $10,948
          Income taxes                                       --          --



Noncash Investing And Financing Activities:

     The Company issued 950,000 shares of common stock in connection with the mergers of G. M. Engineering, Inc. and Klein Medical, Inc. For a discussion of these mergers, see the Company's annual report on Form 10-KSB.





              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of LifeQuest Medical, Inc. (the "Company"), LifeQuest Endoscopic Technologies, Inc. ("LQET"), Klein Medical, Inc. ("KMI"), Val-U-Med, Inc. ("VMI"), wholly owned subsidiaries of the Company, and the Company's 82% ownership interest in ValQuest Medical, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1996, included in the Company's Form 10-KSB. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.


NOTE 2 - NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents are not considered in the computation as their effect is antidilutive.


NOTE 3 - INVENTORIES

         Inventories are summarized as follows:

                             December 31,     March 31,
                                 1996           1997
                              ----------     ----------
Raw materials                 $   66,979     $   47,977
Work-in-process                  128,774        116,276
Finished Goods                 1,322,206      1,210,297
                              ----------     ----------
                              $1,517,959     $1,374,550
                              ==========     ==========

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Certain statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including statements regarding the anticipated development and expansion of the Company's business, expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in the Company's Registration Statement on Form S-3 filed on February 7, 1997, and the Company's annual and quarterly reports filed with the Securities and Exchange Commission.

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company received minimal operating revenues and, thus, was unprofitable. As of March 31, 1997, the Company had an accumulated deficit of approximately $14,410,000. There can be no assurance that the Company will be able to achieve or sustain profitability.

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

         In February, 1996, the Company completed the merger of GM Engineering, Inc., a California corporation, ("GME"), with and into LifeQuest Endoscopic Technologies, Inc., ("LQET") a Nevada corporation and newly formed wholly-owned subsidiary of the Company. GME was purchased for 350,000 shares of Common Stock. The transaction was recorded using the pooling-of-interests method of accounting, therefore, the assets, liabilities, and operations of GME are included in the consolidated financial statements for all periods reported herein. LQET develops, manufactures, and markets surgical and related instruments used in minimally invasive surgery.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had current assets of $5,285,000 and current liabilities of $2,925,000 resulting in working capital of $2,360,000. This compares to a working capital position of $2,935,000 at December 31, 1996. The decline in working capital is primarily due to costs related to the larger infrastructure necessary to support the geographical expansion of the Company's sales force.

         Capital expenditures were $35,000 during the first three months of 1997. The Company anticipates further capital expenditures as the Company's geographical expansion continues and the Company moves into new San Antonio facilities as discussed below.

         On February 26, 1996, the Company borrowed $750,000 from a commercial bank pledging a like amount of short-term investments as collateral. The loan proceeds were used to replace more expensive debt, mainly capital equipment leases, acquired with the acquisition of GME. The balance of this loan at March 31, 1997 is $683,000.

         Based upon the current level of operations, the Company believes that cash flow from operations plus the Company's cash from the realization of its current assets will be adequate to meet its anticipated requirements for working capital and capital expenditures. However, there can be no assurance that the available cash will prove to be sufficient to satisfy these demands.

RESULTS OF OPERATIONS

         Net loss for the three months ended March 31, 1997, was $70,000, a decrease of 85 percent from the $466,000 net loss for the three months ended March 31, 1996. The decline was primarily due to an increase in net sales and an increase in gross profit margins as detailed hereinafter.

         Net sales increased 207% for the first three months of 1997 as compared with the same period in 1996: $2,749,000 and $896,000 respectively. This increase was due to sales growth throughout the Company and the acquisition of VMI.

         Gross profit from sales was $1,004,000 in 1997 versus $296,000 in 1996. The corresponding gross profit margins were 37 percent in 1997 and 33 percent in 1996. This increase is due to the inclusion of VMI. In the interest of improving efficiencies and to properly plan for sales growth, the Company is combining it corporate offices, San Antonio warehouse and distribution center, repair and service center, and manufacturing facility in one new San Antonio location. The existing LQET facilities in Los Angeles County and the existing KMI facilities in San Antonio will be closed and all business activities contained therein moved to the new San Antonio location. It is contemplated the move will be completed by June 30, 1997, and the estimated relocation costs of $75,000 were recorded in 1996.

         In connection with planning for sales growth and improving efficiencies, VMI and the Atlanta distribution center moved to a new larger facility in February 1997.

         Research and development expenses decreased 73 percent from $93,000 on 1996 to $25,000 in 1997. This decline is due to the Company's decision to severely curtail research activity and to concentrate its resources on sales growth through geographical and product line expansion. Therefore, these expenses should continue to decline in 1997.

         Selling, general and administrative expenses, which consist primarily of sales commission, salaries and other costs necessary to support the Company's infrastructure, increased 58 percent to $967,000 in 1997 from $612,000 in 1996. These costs reflect higher sales commissions due to the Companywide sales growth and overall increased activity due to the inclusion of VMI. However, as a percentage of sales, these costs decreased from 68% to 35%.

     The minority interest in net income of consolidated subsidiary of $1,400 in 1997 reflects the minority ownership share of the ValQuest net income.

         Investment income represents interest earned on the Company's short term investments. Investment income declined from $64,000 in 1996 to $30,000 in 1997 as the level of short term investments declined from year to year.

     Merger and acquisition costs of $92,000 in 1996 include legal, accounting and testing expenses incurred during the acquisition of GME.

         As of March 31, 1997, the Company had net operating loss carryforwards of approximately $13,077,000 for federal income tax purposes which are available to reduce future taxable income and will expire in 2006 through 2011 if not utilized. For federal income tax purposes the Company deferred for future amortization certain acquisition and research and development costs in the amount of $2,453,000. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when commercial operations commence. The Company received IRS approval of its request for a change of tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years. The Company also has Research and development credit carryforwards available to offset future income taxes and expire in 2005 through 2010.

         The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes, the Company's existing NOL carryforwards are subject to the limitation. Of the $13,077,000 of NOL carryforwards, $543,000 is subject to limitation. Approximately $40,000 of the $543,000 can be utilized annually.


                                      -10

                          PART II - OTHER INFORMATION




Item 1.    Legal Proceedings -  Not applicable

Item 2.    Changes in Securities -  Not applicable

Item 3.    Defaults Upon Senior Securities -  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.    Other Information -  Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibit:

                Exhibit Number 27:  Financial Data Schedule (filed herewith)

           (b)  Reports on Form 8-K:  Not applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       LIFEQUEST MEDICAL, INC.
                                       (Registrant)





Dated:   May 13, 1997                  By  HERBERT H. SPOON
                                           -------------------------------------
                                           Herbert H. Spoon
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated:   May 13, 1997                  By  RANDALL K. BOATRIGHT
                                           -------------------------------------
                                           Randall K. Boatright
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27             Financial Data Schedule (filed herewith)
