Form 10QSB
period 1997-06-30
LIFEQUEST MEDICAL INC
filed 1997-08-14
CIK 860131

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


     (Mark One)
        [X]    Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

               For the Quarterly Period Ended June 30, 1997


                                       OR


        [ ]    Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

         For the Transition Period From ____________to _____________

                       Commission File Number 0-20532


                           LIFEQUEST MEDICAL, INC.
           (Exact name of registrant as specified in its charter)


            Delaware                                    74-2559866
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                       12961 Park Central, Suite 1300
                          San Antonio, Texas  78216
                  (Address of principal executive offices)
                                 (Zip Code)

                                 (210) 495-8787
              (Registrant's telephone number, including area code)

                                ------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X   No
          ---    ---
                                ------------


      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      On August 7, 1997, there were outstanding 5,846,164 shares of Common Stock, $.001 par value, of the registrant.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                  FORM 10-QSB

                                     INDEX




                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements

         Consolidated Balance Sheets - December 31, 1996, and June 30, 1997    3

         Consolidated Statements of Operations - For the Three Months and
             Six Months Ended June 30, 1996 and 1997                           4

         Consolidated Statements of Cash Flows - For the Six Months Ended
             June 30, 1996 and 1997                                            5

         Notes to Consolidated Financial Statements                            7


Item 2:  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         9

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities                                                12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     13


SIGNATURES                                                                    13

                         PART I - FINANCIAL INFORMATION

                   Item 1.  Consolidated Financial Statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                December 31,              June 30,
                               ASSETS                                              1996                    1997
                                                                             -----------------       ----------------
Current Assets:
    Cash and cash equivalents                                                $         289,508        $       615,026
    Short-term investments                                                           2,464,743              1,610,772
    Accounts receivable (net of allowance for doubtful accounts of
         $231,891 in 1996 and $51,891 in 1997)                                         749,744              1,125,891
    Accounts receivable from related party                                              11,845                 18,625
    Interest receivable                                                                 60,381                 18,108
    Inventories                                                                      1,517,959              1,539,303
    Prepaid and other assets                                                            92,315                 47,098
                                                                             -----------------  ---------------------
                 Total current assets                                                5,186,495              4,974,823
                                                                             -----------------    -------------------

Property, Plant and Equipment                                                        1,160,739              1,245,491
    Less-Accumulated depreciation                                                     (748,438)              (809,936)
                                                                             -----------------       ----------------
                                                                                       412,301                435,555
                                                                             -----------------       ----------------
Intangible Assets:
    Licensed technology rights                                                         427,273                427,273
    Goodwill, net                                                                    2,677,337              2,543,471
                                                                             -----------------       ----------------
                 Total assets                                                $       8,703,406        $     8,381,122
                                                                             =================        ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                         $       1,250,461        $     1,498,915
    Accrued expenses                                                                   995,022                320,989
    Current portion of long-term debt and
         capital lease obligations                                                      11,577                682,500
                                                                             ----------------         ---------------
                 Total current liabilities                                           2,257,060              2,502,404

Long-term debt and capital lease obligations                                           695,291                  9,358
                                                                             -----------------        ---------------

                 Total liabilities                                                   2,952,351              2,511,762
                                                                             -----------------        ---------------

Minority Interest                                                                      120,380                117,839
                                                                              ----------------         --------------
Stockholder's Equity:
    Common Stock, $.001 par value; 10,000,000 shares authorized;
         shares issued and outstanding:  5,724,598 (1996)
         and 5,846,164 (1997)                                                            5,724                  5,845
    Additional paid-in capital                                                      19,963,878             20,095,183
    Accumulated deficit                                                            (14,338,927)           (14,349,507)
                                                                             -----------------       ----------------

                 Total stockholders' equity                                          5,630,675              5,751,521
                                                                             -----------------       ----------------

                 Total liabilities and stockholders' equity                  $       8,703,406       $      8,381,122
                                                                             =================       ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                              Three Months                       Six Months
                                                              Ended June 30,                    Ended June 30,
                                                     -----------------------------     -------------------------------
                                                         1996            1997              1996             1997
                                                     -------------    ------------     -------------     -------------
Retail Value of Product and Commission Sales         $   1,709,765    $  3,510,950     $   2,950,817     $   6,813,242
                                                     =============    ============     =============     =============

Net Sales
    Product Sales                                    $   1,056,795    $  2,560,635     $   1,952,509     $   5,288,817
    Commissions Earned                                      48,902         160,088            95,289           262,135
                                                     -------------    ------------     -------------     -------------
                                                         1,105,697       2,720,723         2,047,798         5,550,952
                                                     -------------    ------------     -------------     -------------
Cost And Expenses:
    Cost of sales                                          862,663       1,593,815        1,461,840          3,338,931

    Research and development                                85,230           5,049           177,931            29,658
    Selling, general and administrative                    503,883         979,567         1,231,104         1,998,493
    Depreciation and amortization                           29,435          97,087            56,203           196,754
                                                     -------------    ------------     -------------     -------------

                                                         1,481,211       2,675,518         2,927,078         5,563,836
                                                     -------------    ------------     -------------     -------------

Income (loss) from operations                             (375,514)         45,205          (879,280)          (12,884)
                                                     -------------    ------------     -------------     -------------
Other income(expense):
    Investment income                                       55,456          27,551           119,280            57,908
    Interest expense                                       (13,461)        (12,441)          (29,313)          (23,301)
                                                     -------------    ------------     -------------     -------------

Net Income (Loss) Before Minority Interest                (333,519)         60,315          (789,313)           21,723

Minority interest in net loss of
    consolidated subsidiary                                  4,101           3,938            15,286             2,541
                                                     -------------    ------------     -------------     -------------

Net Income (Loss)                                    $    (329,418)   $     64,253     $    (774,027)    $      24,264
                                                     =============    ============     =============     =============

    Net Income (Loss) Per Share of Common Stock      $        (.07)   $        .01     $        (.18)    $         .00
                                                     =============    ============     =============     =============

Weighted Average Shares Used In Computing
    Net Income (Loss) Per Share of Common Stock          4,407,867       6,222,862         4,402,261         6,180,238
                                                     =============    ============     =============     =============




              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                       Six Months
                                                                                     Ended June 30,
                                                                            -------------------------------
                                                                                 1996              1997
                                                                            -------------      ------------
Cash Flow From Operating Activities:
Net Income (Loss)                                                          $     (774,027)   $       24,264
Adjustments to reconcile net income (net loss) to net cash
   provided by (used in) operating activities -
      Depreciation and amortization                                                56,203           196,754
      Issuance of stock, marketing agreement expense                               17,500                --
      Minority interest in net (loss) income of consolidated subsidiary           (15,286)           (2,541)
      Changes in operating assets and liabilities-
         (Increase) in accounts receivable, net                                   (87,932)         (376,147)
         (Increase) decrease in interest receivable                                (9,147)           42,273
         Decrease in inventories                                                   (1,848)          (21,344)
         Decrease in prepaid and other assets                                      71,594            45,217
         Decrease in accounts receivable from related part                        (19,119)           (6,780)
         (Decrease) increase in accounts payable                                 (450,007)          248,454
         Decrease in accrued expenses                                             (12,862)         (674,033)
                                                                           ---------------   ---------------

       Net cash used in operating activities                               (1,224,931)         (523,883)
                                                                           ---------------   ---------------
Cash Flows From Investing Activities:
   Additions to property and equipment                                           (124,790)          (86,142)
   Purchases of investments                                                            --        (2,004,352)
   Investment maturities                                                        1,085,292         2,858,323
                                                                           --------------    --------------
Net cash provided by investing activities                                         960,502           767,829
                                                                           --------------    --------------



Cash Flows From Financing Activities:
   Proceeds from issuance of notes payable                                        750,000               --
   Proceeds from exercise of stock options                                         13,443           131,426
   Payment on due to stockholder                                                   (7,272)          (34,844)
   Payments on long-term debt and capital lease obligations                      (419,216)          (15,010)
                                                                                   (1,170)
   Payments to Stockholder                                                  --------------   --------------
                                                                                  335,785            81,572
       Net cash provided by financing activities                            =============    ==============

Net increase in cash and cash equivalents                                          71,356           325,518
Cash and cash equivalents, beginning of period                                    327,500           289,508
                                                                           --------------    --------------
Cash and cash equivalents, end of period                                   $      398,856    $      615,026
                                                                           ==============    ==============




              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                  (Unaudited)




                                                               Six Months
                                                             Ended June 30,
                                                    ------------------------------
                                                        1996             1997
                                                    ------------      -----------
S>
Supplemental Disclosures Of Cash Flow Information:
     Cash paid during the period for -
        Interest                                    $     30,249      $  23,301
        Income taxes                                        -              -


Noncash Investing And Financing Activities:

   The Company issued 950,000 shares of common stock in connection with the mergers of G. M. Engineering, Inc. and Klein Medical, Inc. For a discussion of these mergers, see the Company's annual report on Form 10-KSB.

   The Company also issued 57,143 shares of common stock in connection with the merger of Trimedica, Inc. See note 5 in the financial statements.





              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1997



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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Product sales are recognized upon the shipment of products to customers. Commissions earned are recognized when customer orders are placed with product suppliers. Retail Value of Product and Commission Sales as presented on the consolidated statement of income includes product sales, plus the gross sales of products for which the Company receives commissions and is presented for informational purposes.

NOTE 3 - NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during the period. Common stock equivalents are not considered in the computation of net loss per share when their effect is antidilutive.


NOTE 4 - INVENTORIES

         Inventories are summarized as follows:

                                        December 31,           June 30,
                                           1996                  1997
                                      ------------------------------------
Raw materials                         $     66,979           $      47,977
Work-in-process                            128,774                 116,276
Finished Goods                           1,322,206               1,375,050
                                      ------------           -------------
                                      $  1,517,959           $   1,539,303
                                      ============           =============

NOTE 5 - TRIMEDICA, INC. MERGER

Effective June 1997, Trimedica, Inc., a Colorado corporation ("Trimedica") was acquired by the Company and merged into KMI a wholly owned subsidiary of the Company. Trimedica was purchased for an aggregate of 57,143 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of Trimedica are included in the consolidated financial statements for all periods reported herein. Trimedica business activity will constitute the new orthopedic distribution and marketing division of KMI.


NOTE 6 - STOCK OPTION PLAN

         At the Annual Meeting of Stockholders held June 17, 1997, the proposal to amend the Company's 1989 Stock Option Plan to increase the number of shares authorized for issuance under the Option Plan to 1,500,000 was approved as 2,383,894 shares of Common Stock were voted "For", 666,753 shares were voted "Against", 206,707 shares abstained from voting and 1,971,460 were unvoted.

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

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company received minimal operating revenues and, thus, was unprofitable. As of June 30, 1997, the Company had an accumulated deficit of approximately $14,350,000. There can be no assurance that the Company will be able to sustain profitability.

         The Company's future operating results will depend on many factors, including the Company's ability to manufacture and market its products on a cost-effective basis, demand for the Company's products and the level of competition in the market place.

         Effective June 1997, Trimedica, Inc., a Colorado corporation ("Trimedica") was acquired by the Company and merged into Klein Medical, Inc., ("KMI") a wholly owned subsidiary of the Company. Trimedica was purchased for an aggregate of 57,143 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of Trimedica are included in the consolidated financial statements for all periods reported herein. Trimedica business activity will constitute the new orthopedic distribution and marketing division of KMI.

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

         In November, 1996, Klein Medical, Inc., a Texas corporation ("Klein") was acquired by the Company and merged into KMI, a Nevada corporation and newly-formed, wholly-owned subsidiary of the Company. Klein was purchased for an aggregate of 600,000 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of KMI and Klein are included in the consolidated financial statements for all periods reported herein. KMI is involved in the distribution and marketing of minimally invasive surgical products.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had current assets of $4,975,000 and current liabilities of $2,502,000 resulting in working capital of $2,473,000. This compares to a working capital position of $2,929,000 at December 31, 1996. The decline in working capital is primarily due to costs related to the larger infrastructure necessary to support the geographical expansion of the Company's sales force.

         Capital expenditures were $86,000 during the first six months of 1997. The Company anticipates further capital expenditures as the Company's geographical expansion continues.

         On February 26, 1996, the Company borrowed $750,000 from a commercial bank pledging a like amount of short-term investments as collateral. The loan proceeds were used to replace more expensive debt, mainly capital equipment leases, acquired with the acquisition of GME. The balance of this loan at June 30, 1997 is $683,000.

         Based upon the current level of operations, the Company believes that cash flow from operations plus the Company's cash from the realization of its current assets will be adequate to meet its anticipated requirements for working capital and capital expenditures. However, additional capital may be required in order for the Company to take advantage of additional attractive acquisition opportunities or to participate in future alliances or joint ventures.

RESULTS OF OPERATIONS

         For the three months ended June 30, 1997, the Company reported net income of $64,000 or $.01 per share. This compares with a net loss of $329,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, the Company reported net income of $24,000 versus a net loss of $774,000 for the comparable period of 1996. The improvement in reported results was primarily due to an increase in net sales, an increase in gross profit margins and reduction of certain selling, general and administrative expenses.

         Product sales increased 142% in the second quarter 1997 and 171% in the first half of 1997 as compared with the same periods in 1996. Product sales were $2,560,000 for the second quarter of 1997 and $1,057,000 for the second quarter of 1996. Product sales for the first half of 1997 and 1996 were $5,289,000 and $1,953,000 respectively. These increases were due to continued sales growth throughout the Company and the acquisition of Val-U-Med.

         Gross profit from product sales in the second quarter was $975,000 in 1997 versus $194,000 in 1996. The corresponding gross profit margins were 38% in 1997 and 18% in 1996. For the six months, gross profit was $1,950,000 or 37% in 1997 and $488,000 or 25% in 1996. The increase in margins is a result of the realization of the efficiencies incurred through expanding volumes and economies of scale. On July 18, 1997, the Company completed its previously announced relocation which combines its corporate offices, San Antonio warehouse and distribution center, repair and service center, and manufacturing facility in one new San Antonio location. The Company believes this move and the related February 1997 move of VMI and the Atlanta distribution center into a new larger facility prepares the Company for continual growth and positions the Company to capture further operating efficiencies.

         Research and development expenses have declined to de minimus levels at June 30, 1997. This decline is due to the Company's decision to severely curtail research activity and to concentrate its resources on sales growth through geographical and product line expansion. Therefore, these expenses should continue to decline in 1997.

         For the second quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, increased to $980,000 in 1997 from $504,000 in 1996. For the six months, these expenses increased 62% in 1997. These costs reflect higher sales commissions due to the Companywide sales growth and overall increased activity due to the inclusion of VMI.

         The minority interest in net loss of consolidated subsidiary reflects the minority ownership share of ValQuest's operations.

         Investment income represents interest earned on the Company's short-term investments. Therefore, investment income declined as the level of short-term investments declined from year to year.

         As of June 30, 1997, the Company had net operating loss carryforwards of approximately $13,088,000 for federal income tax purposes which are available to reduce future taxable income and will expire in 2006 through 2011 if not utilized. For federal income tax purposes the Company deferred for future amortization certain acquisition and research and development costs in the amount of $2,453,000. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when commercial operations commence. The Company received IRS approval of its request for a change of tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years. The Company also has Research and development credit carryforwards available to offset future income taxes and expire in 2005 through 2010.

         The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes, the Company's existing NOL carryforwards are subject to the limitation. Of the $13,088,000 of NOL carryforwards, $533,000 is subject to limitation. Approximately $40,000 of the $533,000 can be utilized annually.

                          PART II - OTHER INFORMATION




Item 1.    Legal Proceedings -  Not applicable

Item 2.    Changes in Securities

           (a)   Not applicable.

           (a)   Not applicable.

           (a) Pursuant to a Plan of Acquisition and Merger Agreement (the "Agreement") among the Company, Klein Medical, Inc., a Nevada corporation and wholly owned subsidiary of the Company, Trimedica, Inc., a Colorado corporation ("Trimedica"), and Mark Lovejoy ("Lovejoy") dated effective June 30, 1997, whereby the Company acquired substantially all of the assets of Trimedica, the Company issued 57,143 shares of common stock, $.001 par value ("Common Stock"), to Mark Lovejoy. The Common Stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission. The Company relied upon certain representations and warranties of Lovejoy, including, among other things, as to his ability, along with that of his Purchaser Representative (as that term is defined in Rule 501(h) of Regulation D), to evaluate the merits and risks of the transactions contemplated in the Agreement and that the Common Stock was acquired solely for his own account for investment and not with a view to distribution.

Item 3.    Defaults Upon Senior Securities -  Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           (a)   The Annual Meeting of Stockholders was held on June 17, 1997.

           (a) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified.

                 Herbert H. Spoon                   Robert B. Johnson
                 Randall K. Boatright               Jeffrey H. Berg
                 David J. Collette, M.D.            Richard H. Klein
                 Robert L. Evans                    Kalford C. Fadem

           (c)   (1)      The directors named in (b) above were elected by the
following votes:

                                                           NO OF VOTES
                 NAME                    NO. OF VOTES FOR    WITHHELD
                 ----                    ----------------   ----------
                 Richard H. Klein             5,162,370       66,444
                 Robert L. Evans              5,162,370       66,444
                 Randall K. Boatright         5,162,370       66,444
                 Herbert H. Spoon             5,161,970       66,844
                 Robert B. Johnson            5,162,370       66,444
                 Jeffrey H. Berg              5,162,370       66,444
                 David J. Collette, M.D.      5,162,370       66,444
                 Kalford C. Fadem             5,162,370       66,444

                 (2) With respect to the proposal to amend the Company's 1989 Stock Option Plan to increase the number of shares authorized for issuance under the Option Plan to 1,500,000 was approved as 2,383,894 shares of Common Stock were voted "For", 666,753 shares were voted "Against", 206,707 shares abstained from voting and 1,971,460 were unvoted;

                 (3) Of the 5,228,814 shares voting at the meeting, 5,208,634 voted for the ratification of the appointment of the accounting firm of Arthur Andersen LLP as the Company's independent accountants for 1997. The number of shares that voted against the ratification was 2,530 and the holders of 17,650 shares abstained from the voting.


Item 5.    Other Information -  Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits:
               Exhibit Number 2.1*:   Plan of Merger and Acquisition Agreement
                                      Among the Company, Klein Medical, Inc.,
                                      Trimedica, Inc. and Mark Lovejoy,
                                      effective June 30, 1997.
               Exhibit Number 10.1*:  Lease Agreement dated April 28, 1997 between Interpark Jack Limited
                                      Partnership and LifeQuest Medical, Inc.
               Exhibit Number 10.2*:  Lease Agreement dated March 1, 1997 between Williams North Fulton Group and
                                      Val-U-Med, Inc.
               Exhibit Number 11.0*:  Computation of Earnings Per Share
               Exhibit Number 27*:    Financial Data Schedule

           (b)   Reports on Form 8-K:  Not applicable


* Filed herewith




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     LIFEQUEST MEDICAL, INC.  (Registrant)




Dated:   August 11, 1997          By /s/  HERBERT H. SPOON
                                          -------------------------------------
                                          Herbert H. Spoon
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Dated:   August 11, 1997          By /s/  RANDALL K. BOATRIGHT
                                          -------------------------------------
                                          Randall K. Boatright
                                          Vice President and Chief Financial
                                            Officer
                                          (Principal Financial Officer and
                                            Principal Accounting Officer)

            Exhibit
              No.:        Description
            -------  --------------------------------------------
              2.1    Plan of Merger and Acquisition Agreement
                     Among the Company, Klein Medical, Inc.,
                     Trimedica, Inc. and Mark Lovejoy,
                     effective June 30, 1997.

              10.1   Lease Agreement dated April 28, 1997
                     between Interpark Jack Limited
                     Partnership and LifeQuest Medical, Inc.

              10.2   Lease Agreement dated March 1, 1997
                     between Williams North Fulton Group and
                     Val-U-Med, Inc.

              11     Computation of Earnings Per Share

              27     Financial Data Schedule