Form 10QSB
period 1997-09-30
LIFEQUEST MEDICAL INC
filed 1997-11-14
CIK 860131

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the Quarterly Period Ended September 30, 1997


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

       On November 10, 1997, there were outstanding 6,410,883 shares of Common Stock, $.001 par value, of the registrant.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX


                                                                                                             Page
                                                                                                             ----
PART I.  FINANCIAL INFORMATION
------   ---------------------
Item 1:           Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets - December 31, 1996, and September 30, 1997                       3

                  Consolidated Statements of Operations - For the Three Months and Nine Months
                      Ended September 30, 1996 and 1997                                                         4

                  Consolidated Statements of Cash Flows - For the Nine Months Ended
                      September 30, 1996 and 1997                                                               5

                  Notes to Consolidated Financial Statements                                                    7

Item 2:           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                10





PART II.          OTHER INFORMATION
-------           -----------------

Item 1.           Legal Proceedings                                                                            13

Item 2.           Changes in Securities                                                                        13

Item 3.           Defaults Upon Senior Securities                                                              13

Item 4.           Submission of Matters to a Vote of Security Holders                                          13

Item 5.           Other Information                                                                            13

Item 6.           Exhibits and Reports on Form 8-K                                                             13





SIGNATURES                                                                                                     14

                         PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            December 31,            September 30,
                                 ASSETS                                        1996                     1997
                                                                            ------------             ------------
Current Assets:
     Cash and cash equivalents                                              $    294,143             $    966,119
     Short-term investments                                                    2,464,743                  243,801
     Accounts receivable (net of allowance for doubtful accounts of
         $231,891 in 1996 and $86,891 in 1997)                                 1,162,880                1,789,771
     Accounts receivable from related party                                       14,871                   19,818
     Interest receivable                                                          60,381                    2,824
     Inventories                                                               1,628,913                1,671,885
     Prepaid and other assets                                                     74,379                   16,810
                                                                            ------------             ------------
                  Total current assets                                         5,700,310                4,711,028
                                                                            ------------             ------------

Property, Plant and Equipment                                                  1,253,277                1,556,413
     Less-Accumulated depreciation                                              (785,897)                (879,855)
                                                                            ------------             ------------
                                                                                 467,380                  676,558
                                                                            ------------             ------------
Intangible Assets:
     Licensed technology rights                                                  441,358                  441,358
     Goodwill, net                                                             2,677,142                2,545,957
                                                                            ------------             ------------

                  Total assets                                              $  9,286,190             $  8,374,901
                                                                            ============             ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                       $  1,689,686             $  2,118,881
     Accrued expenses                                                            999,375                  295,388
     Current portion of long-term debt and
         capital lease obligations                                                11,577                  777,143
                                                                            ------------             ------------
                  Total current liabilities                                    2,700,638                3,191,412

Long-term debt and capital lease obligations                                     790,991                   13,895
                                                                            ------------             ------------
                  Total liabilities                                            3,491,629                3,205,307
                                                                            ------------             ------------

Minority Interest                                                                120,380                  116,165
                                                                            ------------             ------------

Stockholders' Equity:
     Common Stock, $.001 par value; 10,000,000 shares authorized;
         shares issued and outstanding: 6,191,071 (1996)
         and 6,410,883 (1997)                                                      6,191                    6,411
     Additional paid-in capital                                               19,989,467               20,121,673
     Accumulated deficit                                                     (14,321,477)             (15,074,655)
                                                                            ------------             ------------

                  Total stockholders' equity                                   5,674,181                5,053,429
                                                                            ------------             ------------

                  Total liabilities and stockholders' equity                $  9,286,190             $  8,374,901
                                                                            ============             ============


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three Months                        Nine Months
                                                             Ended September 30                  Ended September 30
                                                      -------------------------------       -------------------------------
                                                           1996               1997               1996               1997
                                                      ------------       ------------       ------------       ------------
Retail Value of Product and Commission Sales          $  1,784,899       $  4,771,710       $  5,365,969       $ 13,290,397
                                                      ============       ============       ============       ============

Net Sales
     Product Sales                                    $  1,413,903       $  3,718,765       $  4,368,933       $ 10,079,602
     Commissions Earned                                     69,698            200,099            164,987            559,226
                                                      ------------       ------------       ------------       ------------
                                                         1,483,601          3,918,864          4,533,920         10,638,828
                                                      ------------       ------------       ------------       ------------
Cost And Expenses:
     Cost of sales                                         899,394          2,301,661          2,723,450          6,188,081
     Research and development                              100,821             23,567            278,752             32,424
     Selling, general and administrative                   782,692          2,089,490          2,561,611          4,868,678
     Depreciation and amortization                          25,280             96,822             85,302            297,341
                                                      ------------       ------------       ------------       ------------

                                                         1,808,187          4,511,540          5,649,115         11,386,524
                                                      ------------       ------------       ------------       ------------

Income (loss) from operations                             (324,586)          (592,676)        (1,115,195)          (747,696)
                                                      ------------       ------------       ------------       ------------

Other income (expense):
     Investment income                                      48,572             17,687            170,159             85,012
     Interest expense                                      (14,511)           (30,194)           (48,762)           (59,365)
     Merger and acquisition costs                           (6,238)           (29,425)          (112,975)              (500)
                                                      ------------       ------------       ------------       ------------

Net Income (Loss) Before Minority Interest                (296,763)          (634,608)        (1,106,773)          (722,549)

Minority interest in net loss of
     consolidated subsidiary                                   631              1,674             15,917              4,215
                                                      ------------       ------------       ------------       ------------

Net Income (Loss                                      $   (296,132)      $   (632,934)      $ (1,090,856)      $   (718,334)
                                                      ============       ============       ============       ============

     Net Income (Loss) Per Share of Common Stock      $       (.07)      $       (.10)      $       (.25)      $       (.11)
                                                      ============       ============       ============       ============

Weighted Average Shares Used In Computing
     Net Income (Loss) Per Share of Common Stock         4,316,821          6,410,883          4,309,756          6,325,793
                                                      ============       ============       ============       ============




              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months
                                                                                   Ended September 30,
                                                                              -----------------------------
                                                                                 1996               1997
                                                                              -----------       -----------
Cash Flow From Operating Activities:
Net Income (Loss)                                                             $(1,090,856)      $  (718,334)
Adjustments to reconcile net income (net loss) to net cash
    provided by (used in) operating activities -
       Depreciation and amortization                                               85,302           297,341
       Issuance of stock, marketing agreement expense                              17,500                --
       Minority interest in net (loss) income of consolidated subsidiary          (15,917)           (4,215)
       Changes in operating assets and liabilities-
          (Increase) in accounts receivable, net                                 (321,960)         (626,891)
          Decrease in interest receivable                                           1,855            57,557
          (Increase) in inventories                                              (227,096)          (42,972)
          Decrease in prepaid and other assets                                     59,726            57,569
          (Increase) in accounts receivable from related party                    (49,689)           (4,947)
          (Decrease) increase in accounts payable                                  (9,580)          429,195
          Increase (decrease) in accrued expenses                                  36,004          (703,987)
                                                                              -----------       -----------

        Net cash used in operating activities                                  (1,514,711)       (1,259,684)
                                                                              -----------       -----------
Cash Flows From Investing Activities:
    Additions to property and equipment                                          (276,021)         (304,872)
    Purchases of investments                                                   (1,976,458)       (2,248,153)
    Investment maturities                                                       3,386,946         4,469,095
    Acquisitions, net of cash acquired                                                 --           (70,462)
                                                                              -----------       -----------

Net cash provided by investing activities                                       1,134,467         1,845,608
                                                                              -----------       -----------

Cash Flows From Financing Activities:
    Proceeds from issuance of notes payable                                     1,016,000           263,076
    Proceeds from exercise of stock options                                        13,440           132,426
    Payments on long-term debt and capital lease obligations                     (681,660)         (274,606)
    Payments to Stockholder                                                       (28,767)          (34,844)
                                                                              -----------       -----------

        Net cash provided by financing activities                                 319,013            86,052
                                                                              -----------       -----------

Net (decrease) increase in cash and cash equivalents                              (61,231)          671,976
Cash and cash equivalents, beginning of period                                    309,952           294,143
                                                                              -----------       -----------

Cash and cash equivalents, end of period                                      $   248,721       $   966,119
                                                                              ===========       ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                   (Unaudited)



                                                            Nine Months
                                                         Ended September 30,
                                                        --------------------
                                                           1996         1997
                                                        -------      -------
Supplemental Disclosures Of Cash Flow Information:
       Cash paid during the period for -
          Interest                                      $48,762      $59,365
          Income taxes                                       --       70,462



Noncash Investing And Financing Activities:

    The Company issued 950,000 shares of common stock in 1996 in connection with the mergers of G. M. Engineering, Inc. and Klein Medical, Inc. For a discussion of these mergers, see the Company's annual report on Form 10-KSB.

    The Company also issued 57,143 shares of common stock in 1997 in connection with the merger of Trimedica, Inc. See Note 5 in the financial statements.

    The Company also issued 466,473 and 98,246 shares of common stock in 1997 in connection with the mergers of W. H. Bookwalter and Associates, Inc. and Mishbucha, Inc., respectively. See Notes 7 and 8 in the financial statements.





              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of LifeQuest Medical, Inc. (the "Company"), LifeQuest Endoscopic Technologies, Inc. ("LQET"), Klein Medical, Inc. ("KMI"), Val-U-Med, Inc. ("VMI"), wholly-owned subsidiaries of the Company, and the Company's 82% ownership interest in ValQuest Medical, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1996, included in the Company's Form 10-KSB. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.


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


NOTE 4 - INVENTORIES

         Inventories are summarized as follows:

                                                        December 31,   September 30,
                                                           1996            1997
                                                        ----------      ----------
Raw materials                                           $   66,979      $   47,977
Work-in-process                                            128,774         116,276
Finished Goods                                           1,433,160       1,507,632
                                                        ----------      ----------
                                                        $1,628,913      $1,671,885
                                                        ==========      ==========

NOTE 5 - TRIMEDICA, INC. MERGER

         Effective June 1997, Trimedica, Inc., a Colorado corporation ("Trimedica"), was acquired by the Company and merged into KMI, a wholly-owned subsidiary of the Company. Trimedica was purchased for an aggregate of 57,143 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of Trimedica are included in the consolidated financial statements for all periods reported herein. Trimedica business activity will constitute the new orthopedic sales force of KMI.

         The following table shows the net sales and net income (loss) related to Trimedica that have been included in the consolidated statements of operations:


                                   Three Months                 Nine Months
                                 Ended September 30          Ended September 30

                                 1996          1997          1996          1997
                               --------      --------      --------      --------
    Net Sales                  $ 33,822      $     --      $138,699      $148,464
    Net Income (Loss)          $  2,678      $     --      $ 52,239      $ 49,230


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


NOTE 7 - W. H. BOOKWALTER AND ASSOCIATES, INC. MERGER

         Effective September 1997, W. H. Bookwalter and Associates, Inc., a Vermont corporation ("WHB") was acquired by the Company and merged into VMI, a wholly-owned subsidiary of the Company. WHB was purchased for an aggregate of 466,473 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of WHB are included in the consolidated financial statements for all periods reported herein. WHB business activity will provide the Company with distribution coverage in the northeastern region of the United States.

         The following table shows the net sales and net income (loss) related to WHB that have been included in the consolidated statements of operations:

                                    Three Months                       Nine Months
                                  Ended September 30                Ended September 30

                               1996              1997             1996              1997
                            -----------       -----------      -----------       -----------
    Net Sales               $   501,260       $   554,001      $ 1,503,780       $ 1,790,572
    Net Income (Loss)       $   (10,357)      $       501      $   (31,071)      $   (89,839)


NOTE 8 - MEDEX SURGICAL MERGER

         Effective September 1997, Mishbucha, Inc., a Texas corporation d/b/a Medex Surgical ("Medex"), was acquired by the Company and merged into KMI, a wholly-owned subsidiary of the company. Medex was purchased for an aggregate of 98,246 shares of Common Stock. Medex was formed during 1997 and the transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of Medex are included in the consolidated financial statements for all 1997 periods reported herein. Medex business activity will allow the Company to further expand its geographical area.

         The following table shows the net sales and net income (loss) related to Medex that have been included in the consolidated statements of operations:

                                Three Months               Nine Months
                             Ended September 30        Ended September 30

                             1996         1997         1996          1997
                            ------      --------       ------      --------
    Net Sales               $   --      $ 58,579       $   --      $ 58,579
    Net Income (Loss)       $   --      $ (5,757)      $   --      $ (5,757)



NOTE 9 - DEBT

         On February 26, 1996, the Company borrowed $750,000 from a commercial bank pledging a like amount of short-term investments as collateral. The loan proceeds were used to replace more expensive debt, mainly capital equipment leases, acquired with the acquisition of G. M. Engineering, Inc. On September 3, 1997, the loan was converted to a line of credit maturing September 1998 whereby all inventories, accounts receivable and intangibles are pledged as collateral. The line of credit is further secured by a Treasury Bill with a maturity value of $250,000. The balance of this debt at September 30, 1997, is $600,000.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Certain statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical facts included in this Item 2 regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, in the Company's Registration Statement on Form S-3 filed on February 7, 1997, and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company received minimal operating revenues and, thus, was unprofitable. As of September 30, 1997, the Company had an accumulated deficit of approximately $15,075,000. There can be no assurance that the Company will be able to attain profitability.

         The Company's future operating results will depend on many factors, including the Company's ability to manufacture and market its products on a cost-effective basis, demand for the Company's products and the level of competition in the market place.

         Effective September 1997, W. H. Bookwalter and Associates, Inc., a Vermont corporation ("WHB"), was acquired by the Company and merged into Val-U-Med, Inc. ("VMI"), a Nevada corporation and a wholly-owned subsidiary of the Company, in consideration for an aggregate of 466,473 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of WHB are included in the consolidated financial statements for all periods reported herein. WHB business activity will provide the Company with distribution coverage in the northeastern region of the United States.

         Effective September 1997, Mishbucha, Inc., a Texas corporation d/b/a Medex Surgical ("Medex"), was acquired by the Company and merged into Klein Medical, Inc. ("KMI"), a Nevada corporation and a wholly-owned subsidiary of the Company, in consideration for an aggregate of 98,246 shares of Common



Stock. Medex was formed during 1997 and the transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of Medex are included in the consolidated financial statements for all 1997 periods reported herein. Medex business activity will allow the Company to further expand its geographical area.

         Effective June 1997, Trimedica, Inc., a Colorado corporation ("Trimedica"), was acquired by the Company and merged into KMI, a wholly-owned subsidiary of the Company, in consideration for an aggregate of 57,143 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of Trimedica are included in the consolidated financial statements for all periods reported herein. Trimedica business activity will be managed by the new orthopedic sales force of KMI.

         In December 1996, Val-U-Med, Inc., a Georgia corporation
("Val-U-Med"), was acquired by the Company and merged into VMI, a wholly-owned subsidiary of the Company, in consideration for an aggregate of 1,200,000 shares of Common Stock and an aggregate of $400,000. The transaction was accounted for using the purchase method of accounting. VMI is involved in the distribution and marketing of minimally invasive surgical products.

         In November, 1996, Klein Medical, Inc., a Texas corporation ("Klein"), was acquired by the Company and merged into KMI, a Nevada corporation and newly-formed, wholly-owned subsidiary of the Company, in consideration for an aggregate of 600,000 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of KMI and Klein are included in the consolidated financial statements for all periods reported herein. KMI is involved in the distribution and marketing of minimally invasive surgical products.

         In February 1996, the Company completed the merger of GM Engineering, Inc., a California corporation ("GME"), with and into LifeQuest Endoscopic Technologies, Inc., ("LQET") a Nevada corporation and newly formed wholly-owned subsidiary of the Company, in consideration for 350,000 shares of Common Stock. The transaction was recorded using the pooling-of-interests method of accounting, therefore, the assets, liabilities, and operations of GME are included in the consolidated financial statements for all periods reported herein. LQET develops, manufactures, and markets surgical and related instruments used in minimally invasive surgery.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had current assets of $4,711,000 and current liabilities of $3,191,000 resulting in working capital of $1,520,000. This compares to a working capital position of $3,000,000 at December 31, 1996. The decline in working capital is primarily due to costs related to establishing the larger infrastructure necessary to support the geographical expansion of the Company's business activity and sales force.

         Capital expenditures, including purchase business combinations, were $375,000 during the first nine months of 1997. The Company anticipates further capital expenditures as the Company's geographical expansion continues.

         On February 26, 1996, the Company borrowed $750,000 from a commercial bank pledging a like amount of short-term investments as collateral. The loan proceeds were used to replace more expensive debt, mainly capital equipment leases, acquired with the acquisition of GME. On September 3, 1997, the loan was converted to a line of credit maturing September 1998 whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. The line of credit is further secured by a Treasury Bill with a maturity value of $250,000. The balance of this debt at September 30, 1997 is $600,000.

         Based upon the current level of operations, the Company believes that cash flow from operations plus the Company's cash from the realization of its current assets will be adequate to meet its anticipated requirements for working capital and capital expenditures. However, additional capital may be required in order for the Company to take advantage of any additional attractive acquisition opportunities or to participate in future alliances or joint ventures.

RESULTS OF OPERATIONS

         For the three months ended September 30, 1997, the Company reported a net loss of $633,000 or $.10 per share. This compares with a net loss of $296,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, the Company reported a net loss of $718,000 versus a net loss of $1,091,000 for the comparable period of 1996. The increase in the net loss for the quarter was primarily caused by the Company's acceleration of the geographic expansion of its business activity and sales force as well as its distribution and sales support infrastructure. Also, the increase in loss was due to development expense associated with the Company's new customized line of trocars and cannulas. The decrease in net loss for the nine months ended September 30, 1997 as compared to the same period in 1996 was due to the business activity from the acquisition of VMI. Due to management's business strategy to aggressively invest in growth opportunities which are expected to lead to long-term profitability, the Company anticipates operating losses for the remainder of 1997.

         Product sales increased 163% in the third quarter 1997 and 131% in the first nine months of 1997 as compared with the same periods in 1996. Product sales were $3,719,000 for the third quarter of 1997 and $1,414,000 for the third quarter of

1996. Product sales for the first nine months of 1997 and 1996 were $10,080,000 and $4,369,000 respectively. These increases were due to continued sales growth throughout the Company and the acquisition of Val-U-Med.

         Gross profit from product sales in the third quarter was $1,417,000 in 1997 versus $515,000 in 1996. The corresponding gross profit margins were 38% in 1997 and 36% in 1996. For the nine months ending September 30, gross profit was $3,892,000 or 39% in 1997 and $1,645,000 or 38% in 1996. The increase in margins in the third quarter 1997 is a result of the realization of the efficiencies incurred through expanding volumes and economies of scale. On July 18, 1997, the Company completed its previously announced relocation which combines its corporate offices, San Antonio warehouse and distribution center, repair and service center, and manufacturing facility in one new San Antonio location. The Company believes this move and the related February 1997 move of VMI and the Atlanta distribution center into a new larger facility prepares the Company for continual growth and positions the Company to capture further operating efficiencies.

         Research and development expenses continued at de minimus levels through September 30, 1997. This decline is due to the Company's decision to severely curtail research activity and to concentrate its resources on sales growth through geographical and product line expansion.

         For the third quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, increased to $2,089,000 in 1997 from $783,000 in 1996. For the nine months ending September 30, these expenses increased 90% in 1997. These costs reflect higher sales commissions due to the Companywide sales growth, overall increased activity due to the inclusion of VMI and costs associated with development of a new customized line of trocars and cannulas.

         The minority interest in net loss of consolidated subsidiary reflects the minority ownership share of ValQuest's operations.

         Investment income represents interest earned on the Company's short-term investments. Therefore, investment income declined as the level of short-term investments declined from year to year.

         As of September 30, 1997, the Company had net operating loss carryforwards of approximately $13.3 million for federal income tax purposes which are available to reduce future taxable income and will expire in 2006 through 2012 if not utilized. For federal income tax purposes the Company deferred for future amortization certain acquisition and research and development costs in the amount of approximately $2.5 million. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when commercial operations commence. The Company received IRS approval of its request for a change of tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years. The Company also has Research and development credit carryforwards available to offset future income taxes and expire in 2005 through 2010.

         The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes, the Company's existing NOL carryforwards are subject to the limitation. Of the $13.3 million of NOL carryforwards, approximately $550,000 is subject to limitation. Approximately $40,000 of the $550,000 can be utilized annually.

                           PART II - OTHER INFORMATION



Item 1.    Legal Proceedings -  Not applicable

Item 2.    Changes in Securities

           (a)     Not applicable.

           (b)     Not applicable.

           (c)     Pursuant to a Plan of Acquisition and Merger Agreement
                   (the "Agreement") among the Company, Val-U-Med, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, W. H. Bookwalter and Associates, Inc., a Vermont corporation ("WHB"), William H. Bookwalter, John R. Bookwalter, M.D., and Frederick F. Judd, III (the "WHB Shareholders") dated effective September 30, 1997, whereby the Company acquired substantially all of the assets of WHB, the Company issued 466,473 shares of common stock, $.001 par value ("Common Stock"), to the WHB Shareholders. Such Common Stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission. The Company relied upon certain representations and warranties of the WHB Shareholders, including, among other things, as to their ability, along with that of their Purchaser Representatives (as that term is defined in Rule 501(h) of Regulation D), to evaluate the merits and risks of the transactions contemplated in the Agreement and that the Common Stock was acquired solely for their own accounts for investment and not with a view to distribution.

                   Pursuant to a Plan of Acquisition and Merger Agreement (the "Agreement") among the Company, Klein Medical, Inc., a Nevada corporation and wholly-owned subsidiary of the Company, Mishbucha, Inc., a Texas corporation ("Medex"), Robert Kraus and Edward Kraus (the "Medex Shareholders") dated effective September 30, 1997, whereby the Company acquired substantially all of the assets of Medex, the Company issued 98,246 shares of common stock, $.001 par value ("Common Stock"), to the Medex Shareholders. Such Common Stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D. The Company relied upon certain representations and warranties of the Medex Shareholders, including, among other things, as to their ability, along with that of their Purchaser Representatives (as that term is defined in Rule 501(h) of Regulation D), to evaluate the merits and risks of the transactions contemplated in the Agreement and that the Common Stock was acquired solely for their own accounts for investment and not with a view to distribution.

Item 3.    Defaults Upon Senior Securities -  Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.    Other Information -  Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit Number 2.1*:     Plan of Merger and Acquisition
                                         Agreement Among the Company, Val-U-Med,
                                         Inc., W. H. Bookwalter and Associates,
                                         Inc., William H. Bookwalter, John R.
                                         Bookwalter, M.D., and Frederick F.
                                         Judd, III

                Exhibit Number 2.2*:     Plan of Merger and Acquisition
                                         Agreement Among the Company, Klein
                                         Medical, Inc., Mishbucha, Inc., Robert
                                         Kraus, and Edward Kraus, effective
                                         September 30, 1997.

                Exhibit Number 10.1*:    Employment Agreement dated
                                         September 30, 1997 between William H.
                                         Bookwalter and LifeQuest Medical, Inc.

                Exhibit Number 27*:      Financial Data Schedule

           (b)   Reports on Form 8-K:    Not applicable

* Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       LIFEQUEST MEDICAL, INC.
                                       (Registrant)




Dated: November 13, 1997               By /s/ HERBERT H. SPOON
                                          --------------------------------------
                                          Herbert H. Spoon
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Dated: November 13, 1997               By /s/ RANDALL K. BOATRIGHT
                                          ---------------------------------
                                          Randall K. Boatright
                                          Vice President and Chief Financial
                                          Officer (Principal Financial Officer
                                          and Principal Accounting Officer)

                              INDEX TO EXHIBITS


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit Number 2.1*:     Plan of Merger and Acquisition
                                         Agreement Among the Company, Val-U-Med,
                                         Inc., W. H. Bookwalter and Associates,
                                         Inc., William H. Bookwalter, John R.
                                         Bookwalter, M.D., and Frederick F.
                                         Judd, III

                Exhibit Number 2.2*:     Plan of Merger and Acquisition
                                         Agreement Among the Company, Klein
                                         Medical, Inc., Mishbucha, Inc., Robert
                                         Kraus, and Edward Kraus, effective
                                         September 30, 1997.

                Exhibit Number 10.1*:    Employment Agreement dated
                                         September 30, 1997 between William H.
                                         Bookwalter and LifeQuest Medical, Inc.

                Exhibit Number 27*:      Financial Data Schedule

           (b)   Reports on Form 8-K:    Not applicable

* Filed herewith