Form 10KSB40
period 1997-12-31
LIFEQUEST MEDICAL INC
filed 1998-03-30
CIK 860131

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB
  (MARK ONE)
      [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR
      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from. . . . . . to. . . . . .

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (210) 495-8787

                                -----------------

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
                                              -----   -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X
                             -----

      Registrant's revenues for fiscal year ended December 31, 1997: $14,336,828

      At March 18, 1998 (based upon the last reported sales price of $4.375 per share), the aggregate market value of the Common Stock, $.001 par value, of the registrant held by non-affiliates was approximately $24.2 Million. At March 18, 1998, there were outstanding 6,899,742 shares of Common Stock, $.001 Par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

        DOCUMENT                                       FORM 10-KSB PART
        --------                                       ----------------
Definitive Proxy Statement for 1998 Annual Meeting     Part III, Items 9, 10, 11 and 12

Transitional Small Business Disclosure Format.  YES       NO   X .
                                                    -----   -----

================================================================================

                                     PART I

ITEM 1.                             BUSINESS


         Certain statements contained in this Form 10-KSB, including but not limited to statements made in this Item 1, "Business" and those made in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, in the Company's Registration Statement on Form S-3 filed on February 7, 1997, and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.


GENERAL

         LifeQuest Medical, Inc. (the "Company") and its subsidiary ValQuest Medical, Inc. are engaged in the development, manufacture and distribution of instruments, equipment and surgical supplies used in minimally invasive surgery ("MIS").

         MIS, a rapidly growing field, involves surgical procedures, accomplished without a major incision, through strategically placed punctures in a patient's body. These procedures generally result in reduced patient discomfort, reduced risks of infection and greatly shortened hospitalization, thereby decreasing overall costs. MIS products include a wide variety of reusable and disposable items such as endoscopes, trocars, trocar sleeves/cannulas, video systems, mechanical and laser-related cutting devices, stapling systems, electrocautery systems, suction and irrigation systems, graspers and dissectors, and hand-operated retractors. The products are used by surgeons in hospitals and outpatient surgery facilities.

         The Company acquired Mishbucha, Inc. d/b/a Medex Surgical, a Texas corporation ("Medex Surgical"), effective September 1997. Medex Surgical is located in Dallas, Texas, and distributes instruments, equipment and surgical supplies used in MIS.

         The Company acquired W.H. Bookwalter and Associates, Inc., a Vermont corporation ("Bookwalter"), in September 1997. Bookwalter is located in Milford, Massachusetts, and develops, manufactures, distributes and repairs equipment, instruments and surgical supplies used in MIS.

         In June 1997, the Company acquired Trimedica, Inc., a Colorado corporation ("Trimedica") located in Colorado Springs, Colorado, which distributes instruments, equipment and surgical supplies used in MIS.

         In December 1996, the Company acquired Val-U-Med, Inc. ("VMI"), and in November 1996 the Company acquired Klein Medical, Inc. ("KMI"). KMI and VMI were private companies located in San Antonio, Texas and Atlanta, Georgia, respectively. Both companies, which are wholly owned subsidiaries of the Company, distribute instruments, equipment and surgical supplies used in MIS.

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

         The Company was incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, the Company completed its initial public offering of Common Stock which is quoted on the NASDAQ SmallCap Market. Effective January 1, 1998, the Company merged each of its wholly-owned subsidiaries, LQET, Klein Medical, Inc. ("Klein") and Val-U-Med, Inc., ("Val-U-Med") into the Company. The Company's executive offices are located at 12961 Park Central, Suite 1300, San Antonio, Texas 78216, and its telephone number is (210) 495-8787.


RECENT ACQUISITIONS

         Dexterity

         In January 1998, the Company acquired 21.5% of the voting common stock of TFX Holding Co. ("TFX"), a business development subsidiary of Teleflex, Inc. TFX owns the Dexterity(R) Pneumo Sleeve and the Dexterity(R) Protractor, which the Company distributes pursuant to a distribution agreement with TFX. The Company launched distribution of the Dexterity(R) Pneumo Sleeve and Dexterity(R) Protractor in March 1998 in the United States.

         The Pneumo Sleeve is a device that allows the surgeon to insert one hand into the abdominal cavity while preserving pneumoperitoneum during laparoscopic surgery. This new surgical modality, called Hand Assisted Laparoscopic Surgery (HALS), is a hybrid between open and laparoscopic surgery. This enabling technology is expected to greatly increase the number of advanced minimal access surgeries as well as the number of surgeons who perform these procedures. The U.S. market potential for the Dexterity(R) Pneumo Sleeve is estimated at more than 580,000 procedures annually, including digestive tract surgery, urinary tract surgery, organ transplants, cancer surgery and vascular surgery. This translates into an estimated $600 million U.S. market for Dexterity(R) procedural kits, which include accessory devices such as hand-held surgical instruments.

         In addition to being used with the Dexterity(R) Pneumo Sleeve, the Dexterity(R) Protractor is used as a stand- alone product for open surgery, providing atraumatic retraction and wound protection. The market potential for the Dexterity(R) Protractor is estimated at 2.4 million surgical procedures per year in the United State, representing a dollar market potential in excess of $200 million.

         The Company believes the potential exists for significant market penetration by the Dexterity(R) products, and that sales of the Company's existing product lines should benefit from these product introductions. The Company expects that these products, along with the surgical clip applier discussed below, shall become integral components of LifeQuest's Lapro-PAK surgical procedure kits.

         Canwell Surgical, Inc.

         In December 1997 the Company and Canwell Medical, Inc., a Canadian corporation ("Canwell Medical"), established a joint venture, Canwell Surgical, Inc. ("Canwell"), owned equally by the Company and Canwell Medical. Canwell plans to maintain offices in Atlanta, Georgia and Toronto, Ontario, Canada. Canwell plans to establish a distribution network for selling MIS products within the People's Republic of China and other Asian countries.

         Medex Surgical

         Effective September 1997, the Company completed the merger (the "Medex Merger") of Medex Surgical with and into Klein, a Nevada corporation and wholly owned subsidiary of the Company, with Klein as the surviving corporation.
Medex Surgical distributes instruments, equipment and supplies used in MIS.
The Medex Merger was consummated under a Plan of Merger and Acquisition Agreement among the Company, Medex Surgical, Klein, Robert Kraus and Edward Kraus, as shareholders of Medex Surgical, pursuant to which Robert and Edward Kraus received an aggregate of 98,246 shares of the Company's Common Stock.

         W.H. Bookwalter and Associates, Inc.

         In September 1997, the Company completed the merger (the "Bookwalter Merger") of Bookwalter with and into Val- U-Med, a Nevada corporation and wholly owned subsidiary of the Company, with Val-U-Med as the surviving corporation. Bookwalter distributes instruments, equipment and surgical supplies used in MIS. The Bookwalter Merger was consummated under a Plan of Merger and Acquisition Agreement among the Company, Bookwalter, Val-U-Med, and the shareholders of Bookwalter, pursuant to which such shareholders received an aggregate of 466,473 shares of the Company's Common Stock.

         Trimedica

         In June 1997, the Company completed the merger (the "Trimedica Merger") of Trimedica with and into Klein, with Klein as the surviving corporation. Trimedica distributes instruments, equipment and surgical supplies used in MIS. The Trimedica Merger was consummated under a Plan of Merger and Acquisition Agreement among the Company, Trimedica, Klein, and Mark Lovejoy, the sole shareholder of Trimedica, pursuant to which Mark Lovejoy received 57,143 shares of the Company's Common Stock.

         Klein Medical

         In November 1996, the Company completed the merger (the "Klein Merger") of KMI with and into Klein, with Klein as the surviving corporation. The Klein Merger was consummated under a Plan of Merger and Acquisition Agreement among the Company, Klein, KMI and Richard H. Klein, as sole shareholder of KMI, pursuant to which Richard H. Klein received an aggregate of 600,000 shares of the Company's Common Stock.

         In connection with the acquisition of KMI, the Company obtained the option to acquire the exclusive U.S. distribution rights to a patented state-of-the-art clip applier which management believes is superior to currently available clip appliers. The 5mm clip applier is less invasive than the 10mm clip appliers which currently dominate the U.S. market. LifeQuest plans to exercise such option and introduce this product as soon as its manufacturing assembly line preparations are complete, which the Company estimates will be in the second quarter of 1998. Clip appliers are crucial instruments for surgeons working in the abdomen and chest because they provide the simplest, quickest and most effective means of occluding structures such as small blood vessels and ducts, thus decreasing total surgical and anesthesia time.

         The Company believes the potential exists for significant market penetration by both the clip applier and the Dexterity(R) products discussed above, and that sales of the Company's existing product lines should benefit from these product introductions. The Company expects that these products shall become integral components of LifeQuest's Lapro- PAK surgical procedure kits.

         Val-U-Med

         In December 1996, the Company completed the merger (the "Val-U-Med Merger") of VMI with and into Val-U-Med, with Val-U-Med as the surviving corporation. The Val-U-Med Merger was consummated under a Plan of Merger and Acquisition Agreement among the Company, Val-U-Med, VMI and the shareholders of VMI, pursuant to which such shareholders received an aggregate of 1,200,000 shares of the Company's Common Stock and an aggregate of $400,000.

         GM Engineering

         In February 1996, the Company completed the merger (the "GM Merger") of GME with and into LQET. Prior to the GM Merger, GME, a private company located in La Verne, California, was primarily engaged in the development, manufacture and marketing of surgical and related instruments used in MIS. Under the terms of the Plan of Merger and Acquisition Agreement the principal shareholders of GME received 350,000 shares of the Company's Common Stock.

         The ValQuest Venture

         In May 1994, the Company and Valdor formed ValQuest as a corporate venture between the two companies. In accordance with the terms of the venture agreement, Valdor transferred to ValQuest the exclusive worldwide rights to develop, manufacture, and market all medical applications of Valdor's patented Impact Mount(TM) fiber optic connector technology. The Company paid $100,000 to Valdor in connection with the transfer of these rights and contributed $400,000 to be used as working capital in exchange for a 55% interest in ValQuest. Subsequent purchases of the stock of ValQuest by the Company have increased the Company ownership, making ValQuest an 82% owned subsidiary of the Company.


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

         The Company could potentially benefit from this focus on cost containment and on managed care. MIS decreases operating room time including anesthesia and patient recovery time and is highly cost effective. Doctors, patients, employers and payors all value decreased patient recovery time. This could lead to potential increases in volume as minimally invasive procedures are selected over alternative techniques. However, an undue focus on discrete costs or similar limits which fail to consider the overall value of these advanced procedures could adversely impact the Company. Some hospitals may also lose per night revenues through reduced post-operative care requirements as to procedures performed by MIS, which could influence their analysis of acceptance of newer procedures. The Company is adapting itself to this environment by promoting the cost effectiveness of its products, by striving to efficiently produce the highest quality products at the lowest cost, and by assisting hospitals and payors in achieving meaningful cost reductions for the health care system while retaining the quality of care permitted by the Company's products.

         MIS refers to surgical procedures which can be accomplished without a major incision or other traumatization to the patient, in some cases without general anesthesia. Endoscopy is one of the most important minimally invasive surgical techniques. In addition to decreasing patient trauma or frequently avoiding general anesthesia, endoscopy can substantially reduce or eliminate postoperative hospitalization, thereby decreasing overall costs. The Company believes that the current pressures for medical cost containment could result in greater utilization of cost-effective, less invasive procedures. There can be no assurance, however, that greater utilization of such procedures will result.

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

PRODUCTS

         The Company distributes a variety of products used primarily for minimally invasive surgical procedures, including branded products manufactured and owned by other companies as well as branded products owned and manufactured by the Company. The list of companies which utilize LifeQuest to distribute selected products includes the following: Origin Medsystems, Inc., ConMed Corporation, Sony Medical Products Division, Fischer Imaging Products, Welch Allyn Imaging, MicroAire Surgical Instruments, Endo-LTD, Microline, Inc., Innerdyne, Inc. and Bionx Implants, Inc.

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

         In addition to manufacturing selected products and components for distribution, LifeQuest also operates as an Original Equipment Manufacturer ("OEM") of MIS products such as trocars, cannulas, etc. for several U.S. medical device companies.

BIOMEDICAL AND TECHNICAL SERVICES

         The Company employs qualified technicians who provide its customers with testing, repair and maintenance service for a wide variety of instruments, endoscopes and capital equipment items such as generators and cameras.

SALES AND MARKETING

         The Company began commercial sales of its first MIS access product in the first quarter of 1996 following the GM Merger, and, therefore, has limited sales, marketing and distribution experience. In 1997, the Company completed the Trimedica Merger, the Bookwalter Merger and the Medex Surgical Merger. These acquisitions, along with the Klein Merger, the Val-U-Med Merger and the GM Merger, allow LifeQuest to specialize in the sales and marketing and distribution of MIS devices. The Company is marketing its MIS access products as well as the MIS products of other manufacturers, to hospitals, purchasing groups and surgeons throughout the United States by demonstrating the economic efficiencies of the Company's products and by assisting hospital management in realizing the benefits associated with MIS. In the United States, the Company markets MIS products primarily through direct representatives who are employed by the Company within selected geographical areas and independent sales representatives who typically sell other complementary MIS products to the same customer base. If the need arises, the Company may expand its sales force, which will require recruiting and training additional personnel. There can be no assurance that the Company will be able to recruit and train such additional personnel in a timely fashion. Loss of a significant number of the Company's current sales personnel or independent sales representatives, or failure to attract additional personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

BUSINESS STRATEGY

         The Company plans to utilize the combined capabilities of Trimedica, Bookwalter and Medex Surgical to expand its geographical coverage in the U.S. and add significant new products to its existing line through internal development, licensing and acquisition. In 1997, the combined distribution coverage of the Company included 32 U.S. states and one Canadian province. Management intends to add a significant number of direct sales representatives in 1998 to achieve national distribution coverage. Additionally, the Company plans to continually increase the volume of products which it manufactures and to continue to be a party to manufacturing agreements with various companies in the medical instrument industry under which the Company produces selected MIS products for private labeling.

         The Company also intends to capitalize on its in-house technical expertise by significantly increasing the size and scope of its service and repair site. Management believes that these operations are synergistic with the Company's distribution business.

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

         Many of the Company's competitors and potential competitors have substantially greater resources, including easy access to capital, research and development personnel, extensive manufacturing and marketing capabilities, broad and well established product lines as well as ancillary services, such as training programs. Some of the Company's competitors have long-term or preferential supply arrangements with hospitals. Such arrangements may act as a barrier to market entry. In addition, it is possible that other large healthcare companies may enter the MIS device market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that may be developed or distributed by the Company and such companies also may be more successful than the Company in production and marketing. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the development and commercialization expenses incurred with respect to those products.

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

         The Company's ability to achieve increases in net sales or to sustain current net sales levels depends in part on the ability and willingness of the Company's suppliers to provide products in the quantities the Company requires. Although the Company has written distribution agreements with many of its suppliers, these agreements in certain instances provide for non-exclusive distribution rights and often include territorial restrictions that limit the geographical area in which the Company is permitted to distribute the products. The agreements are also generally short-term, subject to periodic renewal and often contain provisions permitting termination by either party without cause upon relatively short notice. The termination of an agreement may have a material adverse impact on the Company's business, financial condition or result of operations.

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

         Herbert H. Spoon resigned from his positions as President, Chief Executive Officer and Director of the Company effective March 9, 1998. Randall
K. Boatright, Vice President and Chief Financial Officer of the Company since 1992, has been appointed as Interim President and Chief Executive Officer. A search committee comprised of certain members of the Company's Board of Directors has been formed to find a new President and Chief Executive Officer. The Company anticipates it will find a qualified and suitable President and Chief Executive Officer, however, there can be no assurance that the Company will be able to hire or retain such an individual.

PRODUCT DEVELOPMENT AND MANUFACTURING

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

         The Company's manufacturing strategy has four primary goals: (i) to provide its customers with high quality products and services; (ii) to improve the performance of its products over time through design and manufacturing innovation; (iii) to continuously improve manufacturing efficiency and lower costs; and (iv) to improve product quality. The Company's manufacturing operations include machining of various components, assembly, testing, inspection and packaging. Most operations are conducted by the Company at its principal offices in San Antonio, Texas. Sterilization of certain products is performed by a subcontractor.

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

         During the last two fiscal years, the Company has continued to decrease its engagement in company sponsored research and development, and in fiscal 1997, eliminated virtually all expenditures in this area. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Manufacturers of medical devices marketed in the United States are required to adhere to applicable regulations setting forth detailed GMP requirements, which include testing, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting ("MDR") requirements which require that a firm report to the FDA certain adverse events associated with the Company's devices. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements and other applicable regulations. The FDA is using its statutory authority more vigorously during inspections of companies and in other enforcement matters. The FDA has promulgated new GMP regulations and MDR regulations, both of which will likely increase the cost of compliance with GMP and MDR requirements. The Company also is subject to numerous federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition or results of operations. Although the Company believes that it is in compliance with all applicable regulations of the FDA and the states in which it operates, current regulations depend heavily on administrative interpretation and there can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, the potential effects on the Company of heightened enforcement of federal and state regulations cannot be predicted.

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

THIRD-PARTY REIMBURSEMENT

         In the United States, health care providers, such as hospitals and physicians, that purchase medical devices, such as the Company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of the procedure in which the medical device is being used. In addition, certain health care providers are moving toward a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third- party health care payors. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for procedures in which the Company's products are used. Failure by physicians, hospitals and other users of products sold by the Company to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition or results of operations.

         If the Company obtains the necessary foreign regulatory approvals, market acceptance of the products sold by the Company in international markets would be dependent, in part, upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. The Company intends to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, if at all, and no assurance can be given regarding the effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

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

PRODUCT LIABILITY AND INSURANCE

         The development, manufacture and sale of MIS products by the Company entails the risk of product liability claims, involving both potential financial exposure and associated adverse publicity. The Company's current product liability insurance coverage limits are $1,000,000 per occurrence and $2,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its current and potential products. In addition, the insurance is expensive and may not be available in the future on acceptable terms, or at all. In addition, if such insurance is available, there can be no assurance that the limits of coverage of such policies will be adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company's business exposes it to potential product liability risks which are inherent in the design, manufacture and marketing of medical devices. The Company has not experienced any product liability claims to date. The Company currently maintains product liability insurance coverage in the aggregate annual amount of $2,000,000. There can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on the Company. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on the Company's business and reputation and on its ability to attract and retain customers for its products.

ADDITIONAL BUSINESS RISKS

         HISTORY OF LOSSES; PROFITABILITY UNCERTAIN. The Company has experienced operating losses since its inception on January 1, 1989. At December 31, 1997, the Company had an accumulated deficit of approximately $17.35 million. Prior to the acquisitions of GME, KMI and VMI, the Company was a development stage company focused primarily on obtaining FDA approval of two medical devices. However, the Company has determined not to initiate any further work on obtaining FDA approval of the devices unless an appropriate corporate partner can be identified. Primarily as a result of its acquisitions in 1996 and 1997, the Company generated revenues of approximately $14.3 million during the year ended December 31, 1997.

         In the future, the Company expects to have increased cash outflow requirements as a result of expenditures related to the expansion of sales and marketing activity, expansion of manufacturing capacity, compliance with regulatory requirements, and possible investment in or acquisition of additional complementary products, technologies or businesses. The cash needs of the Company have changed significantly as a result of the acquisitions completed during the last two years and the support requirements of the added business focus areas. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

         FUTURE ADDITIONAL CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE. The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the progress of the Company's product development programs; the receipt of, and the time required to obtain, regulatory clearances and approvals; the resources required to protect the Company's intellectual property; the resources expended, if any, to acquire complementary businesses, products and technologies; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those marketed by the Company. Consequently, although the

Company believes that its revenues and other sources of liquidity will provide adequate funding for its capital requirements through at least 1998, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company or at all. Any additional equity financings may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

         ACQUISITION INTEGRATION. The Company's growth in recent years has resulted from acquisitions, which involve certain operational and financial risks. Although many of the acquired companies had significant operating histories, the Company has limited experience owning and operating them on a consolidated basis. Operational risks associated with an acquisition include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by the Company's management, while the Company continues to incur operating expenses to provide the services formerly provided by the acquired company. Financial risks involve the incurrence of indebtedness as a result of the acquisition and the consequent need to service that indebtedness. In addition, the issuance of stock in connection with acquisitions dilutes the voting power and may dilute the economic interests of existing stockholders.
As part of the Company's growth strategy, the Company will continue to review acquisition opportunities in the future. In carrying out its acquisition strategy, the Company attempts to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but there is no assurance that it will be successful in doing so. There can be no assurance that recent or future acquisitions can be readily assimilated into the Company's operating structure. Inability to efficiently integrate acquired companies could have a material adverse effect on the Company's financial condition and results of operations. The Company does not currently have any commitments or agreements with respect to any material acquisitions.

         MANAGEMENT OF GROWTH. The rapid growth of the Company's business has required the Company to make significant additions in personnel and has significantly increased the Company's working capital requirements. Although the Company has experienced significant sales growth in 1996 and 1997, such growth should not be considered indicative of future sales growth. Such growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating and financial systems, and other resources. There can be no assurance that the strain placed upon the Company's management, operating and financial systems, and other resources will not have a material adverse effect on the Company's business, financial condition, and results of operations, nor can there be any assurance that the Company will be able to attract or retain sufficient personnel to continue the expansion of its operations. Also crucial to the Company's success in managing its growth will be its ability to achieve additional economies of scale. There can be no assurance that the Company will be able to achieve such economies of scale, and the failure to do so could have a material adverse effect on the Company's business, financial condition, and results of operations.

         To manage the expansion of its operations, the Company must continuously evaluate the adequacy of its management structure and its existing systems and procedures, including, among others, its data processing, financial, and internal control systems. When entering new geographic markets, the Company will be required, on a timely and cost- effective basis, to hire personnel, establish suitable distribution centers, and adapt the Company's distribution systems and procedures to these new markets. There can be no assurance that management will adequately anticipate all of the changing demands that growth could impose on the Company's systems, procedures, and structure. In addition, the Company will be required to react to changes in the MIS distribution industry, and there can be no assurance that it will be able to do so successfully. Any failure to adequately anticipate and respond to such changing demands may have a material adverse effect on the Company's business, financial condition, or results of operations.

         EFFECTS OF DELISTING FROM NASDAQ SMALLCAP MARKET; LACK OF LIQUIDITY OF LOW PRICED STOCKS. If the Company fails to maintain the qualification for its Common Stock to trade on the Nasdaq SmallCap Market, its securities could be subject to delisting. The Nasdaq Stock Market recently announced increases in the quantitative standards for maintenance of listings on The Nasdaq SmallCap Market. The revised standards for continued listing, which became effective in February 1998, include maintenance of any of (x) $2,000,000 of net tangible assets, (y) $35,000,000 of market capitalization or (z) $500,000 of net income for two of the last three years and a minimum bid price per share of $1.00. Although the Company is currently in compliance with the new Nasdaq SmallCap Market continued listing requirements, no assurances can be given that the Company will be able to maintain such compliance in the future. In the event the Company is unable to satisfy the continued listing requirements, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's

"Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

         In addition, if the Common Stock were to become delisted from trading on the Nasdaq SmallCap Market and the trading price of the Common Stock were below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (which are generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock which could severely limit the market liquidity of Common Stock and the ability of purchasers in this offering to sell their shares of Common Stock in the secondary market.

         RELIANCE ON FUTURE PRODUCTS AND NEW APPLICATIONS; UNCERTAINTY OF TECHNOLOGY CHANGES. The markets for the Company's products are characterized by rapid, unpredictable and significant technological change. Competition in the Company's industry is intense. Many of the Company's competitors have greater financial resources, research and development capabilities and more experience in obtaining regulatory approvals, manufacturing and marketing than the Company. Accordingly, these competitors may succeed in developing, obtaining regulatory approval for and some have commercialized their products more rapidly than the Company. There can be no assurance that developments by the Company's competitors or potential competitors will not render the Company's MIS products non-competitive, uneconomical or obsolete. There can be no assurance that the Company will be able to successfully obtain new MIS products or technologies, manufacture products in commercial volumes or gain market acceptance of its products or the products of others. Delays in development, manufacturing or market acceptance of new or enhanced products could have a material adverse effect on the Company's business, financial condition and results of operations. The future success of the Company will also depend upon, among other factors, its ability to obtain and distribute new and enhanced versions of products in a timely fashion.

         STOCK PRICE VOLATILITY. The stock market in general, and stocks of medical device companies in particular, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations have in the past and may continue in the future to adversely affect the market price of the Company's Common Stock. In addition, the market price of the Common Stock has been and is likely to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, the FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents of proprietary rights, public concern as to the safety of products developed or marketed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, or the medical device industry generally or general market conditions may have a significant effect on the market price of the Company's Common Stock.

         RIGHTS AGREEMENT. On June 21, 1995, the Board of Directors of the Company declared a dividend of one Common Stock purchase right (a "Right") for each share of Common Stock outstanding. Each Right entitles the holder to purchase one share of the Company's Common Stock at an initial exercise price of $7.00 per share, subject to adjustment, upon the terms and subject to the conditions set forth in a Rights Agreement dated as of June 20, 1995, between the Company and American Stock Transfer & Trust Company, as the Rights Agent. The Rights trade with the Common Stock and will not detach from the Common Stock or become exercisable until the earlier of (i) ten business days after a public announcement that a person or group of affiliated or associate persons ("Acquiring Person") has acquired beneficial ownership of 15% or more of the Company's Common Stock (a "Shares Acquisition Date") and (ii) ten business days after the commencement of, or the first public announcement of an intention to make, a tender offer or exchange offer for the Common Stock, the consummation of which would result in beneficial ownership by a person or group.

         If any person or group which acquires beneficial ownership of 15% or more of the outstanding shares of the Company's Common Stock, each Right (other than the Rights held by the Acquiring Person, which shall be void), will entitle its holder to purchase at the exercise price an additional number of shares of Common Stock equal to the amount determined by dividing the exercise price by 50% of the then current market price of the Common Stock.

         In addition, if following the Shares Acquisition Date, the Company is acquired in a merger or other business- combination transaction, or sells more than 50% of its assets or earning power to any person, each Right (other than those beneficially held by an Acquiring Person) will entitle its holder to purchase at the existing exercise price a number of shares of common stock of the acquiring company having twice the value of the exercise price.

         The Company may redeem the Rights at $.02 per Right at any time on or prior to the tenth business day following the first public announcement of the acquisition by a person of 15% or more of its Common Stock or the commencement of a tender offer or exchange offer for such 15% ownership.

         The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group who attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors of the Company since the Board of Directors may, at its option, at any time prior to the close of business on the tenth business day after the Shares Acquisition Date, redeem all the then outstanding Rights at a price of $.02 per Right.

         AUTHORIZATION OF PREFERRED STOCK. The Company's Certificate of Incorporation authorizes the issuance of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although the Company has no present intention to issue any additional shares of its preferred stock, there can be no assurance that it will not do so in the future.

         NONPAYMENT OF DIVIDENDS. The Company has never declared or paid dividends on Common Stock and does not anticipate paying dividends on Common Stock at any time in the foreseeable future. The terms of certain of the Company's loan agreements restrict the payment of dividends.

EMPLOYEES

         As of March 16, 1998, the Company employed approximately 91 persons. None of the Company's employees are represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company and their names, ages, positions and tenure with the Company are as follows:

                                                                                              OFFICER
           NAME                      AGE                     POSITION                          SINCE
           ----                      ---                     --------                          -----
 Randall K. Boatright                49      Interim President and Chief Executive              1992
                                             Officer, Chief Financial Officer and
                                             Secretary
 Richard H. Klein                    45      Vice President                                     1996

 K.C. Fadem                          39      Vice President                                     1996

 Robert Fadem                        36      Vice President                                     1996

 William H. Bookwalter               32      Vice President                                     1997

         K.C. Fadem and Robert Fadem are brothers. There are no other family relationships among the officers listed. In connection with the Klein Merger, Richard H. Klein was made a Vice President of the Company. In connection with the Val-U-Med Merger, K.C. Fadem and Robert Fadem were made Vice Presidents of the Company. In connection with the Bookwalter Merger, William H. Bookwalter was made a Vice President of the Company. There are no other arrangements or understandings pursuant to which any of the other officers listed were elected as officers. Officers are elected annually by the Board of Directors at its first meeting following the Annual Meeting of Stockholders, each to hold office until the corresponding meeting of the Board in the next year or until his successor shall have been elected or shall have been qualified.

ITEM 2.                           PROPERTIES

         The Company currently leases corporate headquarters and distribution facilities in San Antonio, Texas, under a lease expiring in May 2002. The Company currently leases office and distribution facilities in Atlanta, Georgia, under a lease expiring in March 2002, and office and distribution facilities in Milford, Massachusetts under a lease expiring in March 2002. During 1997 the Company paid aggregate rentals of approximately $249,000.


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


 QUARTER ENDED              HIGH                  LOW
 -------------              ----                  ---
 Fiscal 1997:
 -----------

 Fourth Quarter           $5  3/8               $3  5/8

 Third Quarter             5  1/4                4  1/8

 Second Quarter            5  1/8                4  1/8

 First Quarter             5  1/2                2  7/8


 Fiscal 1996:
 -----------


 Fourth Quarter           $3  3/4               $1  7/8

 Third Quarter             2  1/2                1  3/8

 Second Quarter            3  5/8                2

 First Quarter             4  1/8                2  1/4

         At March 18, 1998, there were approximately 200 record holders of Common Stock and approximately 1,560 beneficial holders of Common Stock.

         The Company has not in the past declared any cash dividends on the Common Stock, and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. As of December 31, 1997, the Company had an accumulated deficit of approximately $17,353,000. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

         The Company's future operating results will depend on many factors, including the Company's ability to manufacture, market and distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company to create, obtain and maintain scientifically advanced technology, the ability of the Company's customers to be reimbursed by third-party payors and other factors described in this Annual Report on Form 10-KSB.

         Effective September 1997, W. H. Bookwalter and Associates, Inc., a Vermont corporation ("Bookwalter"), was acquired by the Company and merged into Val-U-Med, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company ("Val-U-Med"), in consideration for an aggregate of 466,473 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method; therefore, the assets, liabilities and operations of Bookwalter are included in the consolidated financial statements contained herein for all periods reported therein. Bookwalter business activity will provide the Company with distribution coverage in the northeastern region of the United States.

         Effective September 1997, Mishbucha, Inc., a Texas corporation d/b/a Medex Surgical ("Medex Surgical"), was acquired by the Company and merged into Klein Medical, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company ("Klein"), in consideration for an aggregate of 98,246 shares of Common Stock. Medex Surgical was formed during 1997 and the transaction was accounted for using the pooling-of-interests accounting method; therefore, the assets, liabilities, and operations of Medex Surgical are included in the consolidated financial statements contained herein for 1997. Medex Surgical business activity will allow the Company to further expand its geographical area.

         Effective June 1997, Trimedica, Inc., a Colorado corporation ("Trimedica"), was acquired by the Company and merged into Klein in consideration for an aggregate of 57,143 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method; therefore, the assets, liabilities, and operations of Trimedica are included in the consolidated financial statements contained herein for all periods reported therein. Trimedica business activity provides the Company with distribution coverage in the Rocky Mountain region, and is managed by the Company's Orthopedic Sales Division.

         In December 1996, Val-U-Med, Inc., a Georgia corporation ("VMI"), was acquired by the Company and merged into Val-U-Med in consideration for an aggregate of 1,200,000 shares of Common Stock and an aggregate of $400,000. The transaction was accounted for using the purchase method of accounting; therefore, the assets, liabilities and operations of VMI prior its acquisition by the Company are not included in the consolidated financial statements contained herein.


         In November 1996, Klein Medical, Inc., a Texas corporation ("KMI"), was acquired by the Company and merged into Klein in consideration for an aggregate of 600,000 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method; therefore, the assets, liabilities, and operations of KMI are included in the consolidated financial statements contained herein for all periods reported therein.

         In February 1996, the Company completed the merger of GM Engineering, Inc., a California corporation ("GME"), with and into LifeQuest Endoscopic Technologies, Inc., ("LQET") a Nevada corporation and wholly owned subsidiary of the Company, in consideration for 350,000 shares of Common Stock. The transaction was recorded using the pooling-of- interests method of accounting; therefore, the assets, liabilities, and operations of GME are included in the consolidated financial statements contained herein for all periods reported therein.

         In May, 1994, the Company and Valdor Fiber Optics ("Valdor") of San Jose, California, formed a corporate joint venture called ValQuest Medical, Inc. ("ValQuest"). In accordance with the terms of the joint venture agreement, Valdor transferred to ValQuest the exclusive worldwide rights to develop, manufacture, and market all present and future medical applications of Valdor's patented fiber optic connector technology. The Company paid $100,000 to Valdor in consideration for the transfer of these rights to ValQuest.
Valdor contributed such rights, which had an initial value of $327,273 in the consolidated financial statements, to ValQuest in exchange for a 45 percent interest in ValQuest. The Company contributed $400,000 to be used as working capital in exchange for a 55 percent interest in ValQuest. Subsequent purchases of stock have increased the Company's current ownership interest in ValQuest to 82 percent.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had current assets of $7,614,000 and current liabilities of $3,439,000 resulting in working capital of $4,175,000. This compares to a working capital position of $3,000,000 at December 31, 1996. The increase in working capital is primarily due to a $4,000,000 private placement of shares of Common Stock and 9% convertible debentures with two affiliates of Renaissance Capital Group, Inc. ("Renaissance") in December 1997.

         Pursuant to the terms of the private placement, the Company issued to two affiliates of Renaissance an aggregate of (i) 250,000 shares of Common Stock at a per share purchase price of $4.00, and (ii) 9% convertible debentures in an aggregate amount of $3,000,000. The debentures mature in December 2004 and are convertible at any time prior to maturity into shares of Common Stock at a conversion price not to exceed $4.00. Unless the debentures are earlier converted, the Company shall make interest payments on the debentures for three years, and then payments of principal and interest until maturity.

         On February 26, 1996, the Company borrowed $750,000 from a commercial bank pledging a like amount of short-term investments as collateral. The loan proceeds were used to replace more expensive debt, mainly capital equipment leases, acquired with the acquisition of GME. On September 3, 1997, the loan was converted to a line of credit maturing September 1998 whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. The line of credit was paid in full in December 1997 with proceeds from the private placement described above. There was no outstanding balance on the line of credit at December 31, 1997.

         Capital expenditures, including purchase business combinations, were $450,000 during 1997. The Company anticipates further capital expenditures as the Company's geographical expansion continues.

         In December 1997, the Company entered into an agreement to acquire approximately 20 percent of the stock of TFX Holding Co. ("TFX") for $1,000,000, which was paid in January 1998. The Company recognized no revenues or expenses associated with TFX during 1997.

         In December 1997, the Company and Canwell Medical, Inc. formed Canwell Surgical, Inc. ("Canwell"). Canwell is 50 percent owned by the Company and Canwell Medical, Inc. and was formed for the purpose of selling minimally invasive surgical products in China and other Asian countries. The Company recognized no revenues or expenses associated with Canwell during 1997. In January 1998, the Company loaned $100,000 to Canwell for initial working capital requirements. The loan is unsecured and bears interest at 9 percent with the principal maturing in January 2000.

         Based upon the current level of operations, the Company believes that projected cash flow from operations plus the Company's cash from the realization of its current assets will be adequate to meet its anticipated requirements for working capital and capital expenditures during 1998. However, additional capital may be required in order for the Company to take advantage of any additional attractive acquisition opportunities or to participate in future alliances or joint ventures. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company or at all.

RESULTS OF OPERATIONS FOR YEAR ENDING DECEMBER 31, 1997

         For the year ended December 31, 1997, the Company reported a net loss of $2,997,000 or $.48 per basic and diluted share. This compares with a net loss of $1,958,000, or $.40 per basic and diluted share for the year ended December 31, 1996. The increase in the net loss for the year was primarily caused by costs associated with the Company's acceleration of the geographic expansion of its business activity and sales force and distribution and sales support infrastructure and due to expenses incurred during the development of the Company's own SST brand of trocars and cannulas. During the year ended December 31, 1997, the Company's sales force grew in excess of 200% and its distribution coverage expanded to include 32 states and one Canadian province. The sales force expansion was necessary to prepare for two major product introductions the Company has planned for 1998, which significantly increased selling, general and administrative expenses as discussed below.

         In March 1998 the Company launched distribution of the patented Dexterity(R) Pneumo Sleeve and Dexterity(R) Protractor in the United States. The Dexterity(R) devices are owned by TFX Holding Company, a business development subsidiary of Teleflex, Inc. (NYSE:TFX). The Company owns approximately 20% of the voting common stock of TFX Holding Company.

         The Pneumo Sleeve is a device that allows the surgeon to insert one hand into the abdominal cavity while preserving pneumoperitoneum during laparoscopic surgery. This new surgical modality, called Hand Assisted Laparoscopic Surgery (HALS), is a hybrid between open and laparoscopic surgery. This enabling technology is expected to greatly increase the number of advanced minimal access surgeries as well as the number of surgeons who perform these procedures. The U.S. market potential for the Dexterity(R) Pneumo Sleeve is estimated at more than 580,000 procedures annually, including digestive tract surgery, urinary tract surgery, organ transplants, cancer surgery and vascular surgery. This translates into an estimated $600 million U.S. market for Dexterity(R) procedural kits, which include accessory devices such as hand-held surgical instruments.

         In addition to being used with the Dexterity(R) Pneumo Sleeve, the Dexterity(R) Protractor is used as a stand- alone product for open surgery, providing atraumatic retraction and wound protection. The market potential for the Dexterity(R) Protractor is estimated at 2.4 million surgical procedures per year in the United State, representing a dollar market potential in excess of $200 million.

         The Company has the option to acquire the exclusive U.S. distribution rights to a patented state-of-the-art clip applier which management believes is superior to currently available clip appliers. The 5mm clip applier is less invasive than the 10mm clip appliers which currently dominate the U.S. market. LifeQuest plans to exercise such option and introduce this product as soon as its manufacturing assembly line preparations are complete, which the Company estimates will be in the second quarter of 1998. Clip appliers are crucial instruments for surgeons working in the abdomen and chest because they provide the simplest, quickest and most effective means of occluding structures such as small blood vessels and ducts, thus decreasing total surgical and anesthesia time.

         The Company believes the potential exists for significant market penetration by both of these products, and that sales of the Company's existing product lines should benefit from these product introductions. The Company expects that both products shall become integral components of LifeQuest's Lapro-PAK surgical procedure kits.

         Product sales increased 140% in 1997 as compared with 1996. Product sales were $13,428,000 for 1997 and $5,595,000 for 1996. The increase was due to continued sales growth throughout the Company and the inclusion in 1997 of companies acquired by the Company in 1997 and 1996.

         Gross profit from product sales was $4,727,000 in 1997 versus $2,099,000 in 1996. The corresponding gross profit margins were 35% in 1997 and 38% in 1996. The decrease in margins for 1997 was a result of certain inventory adjustments relative to discontinued product lines as well as inventory consumed as demonstration units in the sales function. On July 18, 1997, the Company completed its previously announced relocation which combined its corporate offices, San Antonio warehouse and distribution center, repair and service center, and manufacturing facility in one new San Antonio location. The Company believes this move and the related February 1997 move of Val-U-Med and the Atlanta distribution center into a new larger facility prepares the Company for continued growth and positions the Company to capture further operating efficiencies.

         Research and development expenses for 1997 were $32,000, as compared to $398,000 for 1996. The decrease is due to the Company's decision to severely curtail research activity and to concentrate its resources on sales growth through geographical and product line expansion.

         In 1997, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, increased to $8,188,000 in 1997 from $3,933,000 in 1996. The increased costs reflect higher sales commissions due to the growth in Company sales, increased costs related to developing and supporting an infrastructure necessary to integrate the Company's acquisitions during 1996 and 1997 and costs associated with development of a new customized line of trocars and cannulas.

         The minority interest in net loss of consolidated subsidiary reflects the minority ownership share of ValQuest's operations.

         Investment income represents interest earned on the Company's short-term investments. Therefore, investment income declined in 1997 to $83,000 from $209,000 in 1996, due to a commensurate decline in the level of short-term investments of the Company from 1997 to 1996.


RESULTS OF OPERATIONS FOR YEAR ENDING DECEMBER 31, 1996

         Net loss for the year ended December 31, 1996 was $1,958,000, a decrease of 12 percent from the $2,215,000 net loss for the year ended December 31, 1995. The decline was primarily due to a reduction in expenses and an increase in gross profit margins as detailed hereinafter.

         Gross profit from sales was $2,100,000 in 1996 versus $1,419,000 in 1995. The corresponding gross profit margins were 37 percent in 1996 and 28 percent in 1995. The improvement in margins was primarily due to the upgrading of facilities and increased employee training which both contribute to better efficiencies.

         Research and development expenses decreased 45 percent in 1996 from 1995. This decline was due to the Company's decision to severely curtail research activity and to concentrate its resources on sales growth through geographical and product line expansion.

         Selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, increased 23 percent to $3,933,000 in 1996 from $3,191,000 in 1995. This comparative increase was primarily a result of the Company's expanded sales force.

         The minority interest in net loss of consolidated subsidiary of $21,000 in 1996 reflects the minority ownership share of the ValQuest net loss. This interest in ValQuest net loss was down 85 percent from 1995 which reflects the smaller loss from ValQuest.

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

INCOME TAX

         As of December 31, 1997, the Company had net operating loss (NOL) carryforwards of approximately $14,300,000 for federal income tax purposes that are available to reduce future taxable income and will expire in 2006 through 2012 if not utilized. For federal income tax purposes, the Company deferred for future amortization certain acquisition and research and development costs in the amount of $2,453,000. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when and if associated commercial operations commence. The Company received IRS approval of its request for a change of tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years. The Company also has research and development credit carryforwards available to offset future income taxes and expire in 2005 through 2010.

         As there is no assurance of future income, a 100% valuation reserve in 1996 and 1997 has been established against the Company's deferred tax assets. The Company will continue to evaluate the necessity for such valuation reserve in the future.

         The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986, as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes, the

Company's existing NOL carryforwards are subject to limitation. Additionally, because the Code limits the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.


YEAR 2000 COMPLIANCE

         The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to the year 2000, such systems may not properly recognize such information and could generate erroneous data or cause a system to fail to operate properly.

         Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by company personnel. The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project will not have a material effect on its financial position or results of operations.

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


ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this Item will be contained in the Company's Proxy Statement for 1998 Annual Meeting, which is incorporated herein by reference.

         See also "Executive Officers of the Registrant" under Part I, Item 1, herein.


ITEM 10.                      EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's Proxy Statement for 1998 Annual Meeting, which is incorporated herein by reference.


ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

         Information required under this Item will be contained in the Company's Proxy Statement for 1998 Annual Meeting, which is incorporated herein by reference.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's Proxy Statement for 1998 Annual Meeting, which is incorporated herein by reference.

                                    PART IV

ITEM 13.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS

                                                                                                                     Page
                                                                                                                     ----
        Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1

        Balance Sheets at December 31, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

        Statements of Operations for the years ended December 31, 1996 and 1997   . . . . . . . . . . . . . . . . .   F-4

        Statements of Stockholders' Equity for the years ended December 31, 1996 and 1997   . . . . . . . . . . . .   F-5

        Statements of Cash Flows for the years ended December 31, 1996 and 1997   . . . . . . . . . . . . . . . . .   F-6

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-8

2.      EXHIBIT INDEX


EXHIBIT
NUMBER           IDENTIFICATION OF EXHIBIT
------           -------------------------
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

2.2              Plan of Merger and Acquisition Agreement dated November 27, 1996, among LifeQuest Medical, Inc., Klein
                 Medical Acquisition Co., Klein Medical, Inc. and Richard H. Klein (incorporated by reference herein to
                 Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 12, 1996).

2.3              Plan of Merger and Acquisition Agreement dated December 27, 1996, among LifeQuest Medical, Inc., Val-U-
                 Med Acquisition Co., Val-U-Med, Inc. and the Stockholders of Val-U-Med, Inc. (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 10, 1997).

2.4              Plan of Merger and Acquisition Agreement dated June 30, 1997, among LifeQuest Medical, Inc., Klein
                 Medical, Inc., Trimedica, Inc., and Mark Lovejoy. (incorporated by reference herein to Exhibit 2.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ending June 30, 1997).

2.5              Plan of Merger and Acquisition Agreement dated September 30, 1997, among LifeQuest Medical, Inc., Val-
                 U-Med, Inc., W. H. Bookwalter & Associates, Inc., and the shareholders of W. H. Bookwalter &
                 Associates, Inc. (incorporated by reference herein to Exhibit 21.1 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ending September 30, 1997).

2.6              Plan of Merger and Acquisition Agreement dated October 7, 1997, among LifeQuest Medical, Inc., Klein
                 Medical, Inc., Mishbucha, Inc. d/b/a Medex Surgical, Inc., Edward Kraus, and Robert Kraus (incorporated by reference herein to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1997).

2.7*             Plan of Merger and Acquisition Agreement dated December 30, 1997, among LifeQuest Medical, Inc.,
                 LifeQuest Endoscopic Technologies, Inc., Klein Medical, Inc. and Val-U-Med, Inc.

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

4.1*             Convertible Loan Agreement among the Company, Renaissance Capital Growth and Income Fund III, Inc.,
                 Renaissance US Growth and Income Trust PLC and Renaissance Capital Group, Inc. dated December 19, 1997.


10.1             1989 Stock Option Plan of LifeQuest Medical, Inc. (incorporated by reference herein to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on October 12, 1993, Registration No. 33-70174).

10.2             Employment Agreement dated February 15, 1992, between LifeQuest Medical, Inc. and Herbert H. Spoon
                 (incorporated by reference herein to Exhibit 10.8 to the Company's Registration Statement on Form S-1
                 filed on August 19, 1992, Registration No. 33-49196).

10.3             Incentive Stock Option Agreement dated January 15, 1990, between LifeQuest Medical, Inc. and Herbert H.
                 Spoon (incorporated herein to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed on August 19, 1992, Registration No. 33-49196).

10.4             Patent License Agreement dated January 1, 1989, between LifeQuest Medical, Inc. and The Board of
                 Regents of the University of Texas System, as amended by instrument dated November 1, 1989
                 (incorporated herein to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed on
                 August 19, 1992, Registration No. 33-49196).

10.5             License Agreement dated June 26, 1992, between LifeQuest Medical, Inc. and George C. Kramer, Ph.D.
                 (incorporated herein to Exhibit 10.22 to the Company's Registration Statement on Form S-1 filed on
                 August 19, 1992, Registration No. 33-49196).

10.6             Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Herbert H.
                 Spoon (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1994).

10.7             Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Randall K.
                 Boatright (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-
                 K for the fiscal year ended December 31, 1994).

10.8             Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and David J.
                 Collette, M.D. (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1994).

10.9             1994 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the
                 Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.10            Non-Qualified Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Robert
                 B. Johnson (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1994).

10.11            Non-Qualified Stock Option Agreement dated March 2, 1995, between LifeQuest Medical, Inc. and Jeffrey
                 H. Berg, Ph.D. (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1994).

10.12            ValQuest Medical, Inc. 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.23 to the
                 Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.13            Incentive Stock Option Agreement dated August 19, 1994, between ValQuest Medical, Inc. and Herbert H.
                 Spoon (incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1994).

10.14            Incentive Stock Option Agreement dated August 19, 1994, between ValQuest Medical, Inc. and Randall K.
                 Boatright (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-
                 K for the fiscal year ended December 31, 1994).

10.15            Incentive Stock Option Agreement dated August 19, 1994, between ValQuest Medical, Inc. and David J.
                 Collette, M.D. (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1994).

10.16            Non-Incentive Stock Option Agreement dated August 19, 1994, between ValQuest Medical, Inc. and Robert
                 B. Johnson (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1994).

10.17            Assignment and License Agreement dated May 11, 1994, between ValQuest Medical, Inc. and Fibotech, Inc.
                 d/b/a Valdor Fiber Optics (incorporated herein by reference to Exhibit 10.30 to the Company's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1994).

10.18            Employment Agreement dated November 27, 1996, between Klein Medical Acquisition Co. and Richard H.
                 Klein (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K
                 filed December 12, 1996).

10.19            Non-Qualified Stock Option Agreement dated November 27, 1996, between LifeQuest Medical, Inc. and
                 Richard H. Klein (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on
                 Form 8-K filed December 12, 1996).

10.20            Employment Agreement dated December 27, 1996, between Val-U-Med Acquisition Co. and K.C. Fadem
                 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed
                 January 10, 1997).

10.21            Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and K.C.
                 Fadem (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K
                 filed January 10, 1997).

10.22            Employment Agreement dated December 27, 1996, between Val-U-Med Acquisition Co. and Robert Fadem
                 (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed
                 January 10, 1997).

10.23            Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and
                 Robert Fadem (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form
                 8-K filed January 10, 1997).

10.24            Lease Agreement dated April 28, 1997, between Interpark Jack Limited Partnership and LifeQuest Medical,
                 Inc. (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                 for the quarterly period ended June 30, 1997).

10.25            Lease Agreement dated March 1, 1997, between Williams North Fulton Group and the Company (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10.26            Employment Agreement dated September 30, 1997, between William H. Bookwalter and the Company
                 (incorporated by reference herein to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q
                 for the quarterly period ended September 30, 1997).

11*              Computation of earnings (loss) per share

22               Subsidiaries
                                                                          Name Under Which
                 Name                        State of Incorporation       Doing Business
                 ----                        ----------------------       ----------------
                 ValQuest Medical, Inc.             Nevada                 ValQuest Medical, Inc.

23*              Consent of Arthur Andersen LLP

27*              Financial Data Schedule

-------------------------------

*   Filed herewith

(b)      REPORTS ON FORM 8-K

         (1) Form 8-K dated December 27, 1996 and filed January 10, 1997 described the merger of Val-U-Med, Inc., a Georgia corporation, with and into Val-U-Med Acquisition Co., a Nevada corporation and newly formed, wholly owned subsidiary of LifeQuest Medical, Inc.

         (2) Form 8-K/A Amendment No. 1, was filed February 7, 1997, which provided the financial statements, pro forma financial information and exhibits pertaining to the previously announced merger of Klein Medical, Inc., a Texas corporation with and into Klein Medical, Inc., a Nevada corporation and newly formed, wholly owned subsidiary of LifeQuest Medical, Inc.

         (3) Form 8-K/A, Amendment No. 1, was filed March 12, 1997 which provided the financial statements, pro forma financial information and exhibits pertaining to the previously announced merger of Val-U-Med, Inc., a Georgia corporation with and into Val-U-Med, Inc., a Nevada corporation and newly formed, wholly owned subsidiary of LifeQuest Medical, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LIFEQUEST MEDICAL, INC.


March 27, 1998                     By  /s/ Randall K. Boatright
                                      ------------------------------------------
                                           Randall K. Boatright
                                   Interim President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                              TITLE                                DATE
              ---------                              -----                                ----
    /s/ Randall K. Boatright          Interim President and Chief                    March 27, 1998
  ---------------------------------   Executive Officer, Chief
        Randall K. Boatright          Financial Officer and Director
                                      (Principal Executive Officer
                                      and Principal Financial and
                                      Accounting Officer)

    /s/ Robert B. Johnson             Director                                       March 27, 1998
  ---------------------------------
        Robert B. Johnson


      /s/ K.C. Fadem                  Director                                       March 27, 1998
    -----------------------------
          K.C. Fadem


    /s/ Jeffrey H. Berg, Ph.D.        Director                                       March 27, 1998
  ---------------------------------
        Jeffrey H. Berg, Ph.D.


    /s/ Richard H. Klein              Director                                       March 27, 1998
  ---------------------------------
        Richard H. Klein


      /s/ Robert L. Evans             Director                                       March 27, 1998
  ---------------------------------
          Robert L. Evans


     /s/ William H. Bookwalter        Director                                       March 27, 1998
   --------------------------------
         William J. Bookwalter

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of LifeQuest Medical, Inc.:

         We have audited the accompanying consolidated balance sheets of LifeQuest Medical, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeQuest Medical, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                        /S/   ARTHUR ANDERSEN LLP




San Antonio, Texas
March 16, 1998

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,          December 31,
                               ASSETS                                               1996                   1997
                                                                                --------------         --------------
Current assets:
    Cash and cash equivalents                                                   $      294,143         $    3,236,307
    Short-term investments                                                           2,464,743                144,682
    Accounts receivable (net of allowance for doubtful accounts of
         $231,891 in 1996 and $256,362 in 1997)                                      1,162,880              2,292,235
    Accounts receivable from related party                                              14,871                 17,710
    Interest receivable                                                                 60,381                  5,318
    Inventories, net                                                                 1,628,913              1,745,523
    Prepaid and other assets                                                            74,379                172,209
                                                                                --------------         --------------
                 Total current assets                                                5,700,310              7,613,984
                                                                                --------------         --------------

Property, plant and equipment                                                        1,253,277              1,541,376
    Less-Accumulated depreciation                                                     (785,897)              (922,437)
                                                                                --------------         --------------
                 Net property, plant and equipment                                     467,380                618,939
                                                                                --------------         --------------

Deferred finance charges                                                                    --                180,996
                                                                                --------------         --------------
Intangible assets:
    Licensed technology rights                                                         441,358                441,358
    Goodwill, net                                                                    2,677,142              1,882,839
                                                                                --------------         --------------
               Total assets                                                     $    9,286,190         $   10,738,116
                                                                                ==============         ==============





              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                December 31,          December 31,
                LIABILITIES AND STOCKHOLDERS' EQUITY                                1996                   1997
                                                                                --------------         --------------
Current liabilities:
    Accounts payable                                                            $    1,689,686         $    2,605,366
    Accrued expenses                                                                   998,965                826,695
    Current portion of long-term debt and
         capital lease obligations                                                      11,577                  6,838
                                                                                --------------         --------------
    Total current liabilities                                                        2,700,228              3,438,899

Long-term debt and capital lease obligations                                           790,991                     --
                                                                                --------------         --------------

Minority interest                                                                      120,380                108,802
                                                                                --------------         --------------

Convertible debentures                                                                      --              3,000,000
                                                                                --------------         --------------

Commitments and contingencies (Note 9)

Stockholders' equity:
    Preferred stock, $.001 par value; 2,000,000 shares authorized;
         no shares issued and outstanding                                                   --                     --
    Common stock, $.001 par value; 10,000,000 shares authorized;
         shares issued and outstanding:  6,134,071 (1996)
         and  6,653,883 (1997)                                                           6,134                  6,654
    Additional paid-in capital                                                      19,989,524             21,576,854
    Deferred compensation                                                                   --                (40,055)
    Accumulated deficit                                                            (14,321,067)           (17,353,038)
                                                                                --------------         --------------

                 Total stockholders' equity                                          5,674,591              4,190,415
                                                                                --------------         --------------

                 Total liabilities and stockholders' equity                     $    9,286,190         $   10,738,116
                                                                                ==============         ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Year Ended December 31,
                                                                                        ------------------------------
                                                                                            1996             1997
                                                                                        ------------     -------------

Retail value of product and commission sales                                            $  6,885,650     $  17,903,295
                                                                                        ============     =============

Net sales
    Product sales                                                                       $  5,594,763     $  13,427,839
    Commissions earned                                                                       241,798           908,989
                                                                                        ------------     -------------
                                                                                           5,836,561        14,336,828
                                                                                        ============     =============
Cost and expenses:
    Cost of sales                                                                          3,495,293         8,701,263
    Research and development                                                                 398,438            32,424
    Selling, general and administrative                                                    3,932,545         8,188,384
    Interest                                                                                  62,598            83,788

    Depreciation and amortization                                                            138,907           432,160
                                                                                        ------------     -------------

                                                                                           8,027,781        17,438,019
                                                                                        ------------     -------------

Loss from operations                                                                      (2,191,220)       (3,101,191)

Other income:
    Other                                                                                      2,608             9,417
    Investment income                                                                        209,152            83,069
                                                                                        ------------     -------------

Net loss before minority interest                                                         (1,979,460)       (3,008,705)

Minority interest in net loss of
    consolidated subsidiary                                                                   20,984            11,578
                                                                                        ------------     -------------

Net loss                                                                                $ (1,958,476)     $ (2,997,127)
                                                                                        ============      ============

    Basic and diluted loss per share of common stock                                    $       (.40)     $       (.48)
                                                                                        ============      ============

Weighted average shares used in computing
    basic and diluted loss per share of common stock                                       4,941,771         6,299,592
                                                                                        ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Common Stock
                                              ---------------------
                                                 Shares       $.001      Additional
                                               Issued and      Par         Paid-In       Deferred      Accumulated
                                              Outstanding     Value        Capital     Compensation      Deficit           Total
                                              -----------     -----      ---------     ------------    -----------         -----
Balances, December 31, 1995                     4,878,451   $  4,879    $ 17,666,587    $        --   $  (12,299,424)   $ 5,372,042
  Contribution from stockholder                        --         --          17,500             --               --         17,500
  Exercise of stock options                        38,370         38          13,402             --               --         13,440
  Issuance of stock, finder's fee                  17,250         17          30,635             --               --         30,652
  Issuance of stock, Val-U-Med                  1,200,000      1,200       2,261,400             --               --      2,262,600
    acquisition
  Trimedica dividend                                   --         --              --             --          (63,167)       (63,167)
  Net loss                                             --         --              --             --       (1,958,476)    (1,958,476)
                                              -----------   --------    ------------    -----------   ---------------   -----------
Balances, December 31, 1996                     6,134,071      6,134      19,989,524             --      (14,321,067)     5,674,591
   Exercise of stock options                      121,566        122         131,304             --               --        131,426
   Trimedica dividend                                  --         --              --                         (34,844)       (34,844)
   Revaluation of stock options                        --         --          78,346        (78,346)              --             --
   Compensation expense                                --         --              --         38,291               --         38,291
   Sale of stock to officer                        50,000         50         199,950             --               --        200,000
   Sale of stock                                  250,000        250         999,750             --               --      1,000,000
   Issuance of stock options to                        --         --         158,611             --               --        158,611
     consultant
   Issuance of stock, Medex Surgical               98,246         98             902             --               --          1,000
     acquisition
   Issuance of stock for services by                   --         --          18,467             --               --         18,467
     acquired entity
   Net loss                                            --         --              --             --       (2,997,127)    (2,997,127)
                                              -----------   --------    ------------    -----------   --------------    -----------
Balances, December 31, 1997                     6,653,883   $  6,654     $21,576,854    $   (40,055)  $  (17,353,038)   $ 4,190,415
                                              ===========   ========     ===========    ===========   ==============    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                                  --------------------------------------
                                                                                      1996                   1997
                                                                                  ---------------        ---------------
 Cash flows from operating activities:
 Net loss                                                                          $   (1,958,476)        $   (2,997,127)
 Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                       138,907                432,160
      Option expense                                                                           --                 56,758
      Issuance of stock, finder's fee                                                      30,652                     --
      Issuance of stock and options to consultants                                         17,500                 36,005
      Loss on disposal of fixed assets                                                      3,198                  7,070
      Minority interest in net loss of consolidated subsidiary                            (20,984)               (11,578)
      Changes in operating assets and liabilities
        (Increase) in accounts receivable, net                                           (129,634)              (959,739)
        Decrease in interest receivable, net                                               35,274                 55,063
        (Increase) in inventories                                                        (866,215)              (121,408)
        (Increase) decrease in prepaid and other assets                                    (4,581)                24,776
        (Increase) in accounts receivable from related parties                             (5,915)                (2,839)
        Increase in accounts payable                                                      561,591                915,680
        Increase in accrued expenses                                                      261,034                316,567
                                                                                   --------------         --------------

 Net cash used in operating activities                                                 (1,937,649)            (2,248,612)
                                                                                   --------------         --------------

 Cash flows from investing activities:
    Additions to property, plant, and equipment                                          (252,678)              (378,679)
    Acquisitions, net of cash received                                                         --                (70,462)
    Cash paid in connection with Val-U-Med acquisition                                   (400,000)                    --
    Purchases of investments                                                           (2,464,743)            (2,248,153)
    Sale of investments                                                                 4,817,221              4,568,214
                                                                                   --------------         --------------

 Net cash provided by investing activities                                              1,699,800              1,870,920
                                                                                   --------------         --------------

 Cash flows from financing activities:
    Additional capital contributed                                                         (2,847)                    --
    Proceeds from issuance of notes payable                                             1,016,000                     --
    Proceeds from convertible debentures                                                       --              3,000,000
    Proceeds from issuance of common stock                                                     --              1,200,000
    Payments for deferred finance charges                                                      --               (180,996)
    Proceeds from exercise of stock options                                                13,440                131,426
    Payments to stockholder                                                               (27,599)                    --
    Dividends paid by acquired entities                                                   (63,167)               (34,844)
    Payments on long-term debt and capital lease obligations                             (713,787)              (795,730)
                                                                                   --------------          -------------

 Net cash provided by financing activities                                                222,040              3,319,856
                                                                                   --------------         --------------

 Net (decrease) increase in cash and cash equivalents                                     (15,809)             2,942,164
 Cash and cash equivalents, beginning of year                                             309,952                294,143
                                                                                   --------------         --------------
 Cash and cash equivalents, end of year                                            $      294,143         $    3,236,307
                                                                                   ==============         ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF LIFEQUEST AND RISK FACTORS

         LifeQuest Medical, Inc., a Delaware corporation ("LifeQuest" or the "Company"), was incorporated on December 23, 1988 and commenced operations on January 1, 1989. LifeQuest is engaged in the development and commercialization of proprietary and non-proprietary medical devices. In 1994, LifeQuest and Valdor Fiber Optics formed ValQuest Medical, Inc., a Nevada corporation ("ValQuest"), a corporate joint venture (see Note 5). ValQuest currently operates as an 82% owned subsidiary of LifeQuest. In December 1996, LifeQuest completed the merger of Val-U-Med, Inc., a Georgia corporation ("VMI") with and into Val-U-Med, Inc., a Nevada corporation ("Val-U-Med ") and wholly owned subsidiary of LifeQuest. Val-U-Med merger was accounted for as a purchase transaction. The accounts of Val-U-Med have been included since acquisition date. In February 1996, LifeQuest completed the merger of GM Engineering, Inc., a California corporation ("GME") with and into LifeQuest Endoscopic Technologies, Inc., a Nevada corporation ("LQET") and wholly owned subsidiary of LifeQuest. In November 1996, LifeQuest completed the merger of Klein Medical, Inc., a Texas corporation ("KMI") with and into Klein Medical, Inc., a Nevada corporation ("Klein") and wholly owned subsidiary of LifeQuest. In June 1997, LifeQuest completed the merger of Trimedica, Inc., a Colorado corporation ("Trimedica") with and into Klein. In September 1997, LifeQuest completed the merger of Mishbucha, Inc., a Texas corporation d/b/a Medex Surgical ("Medex Surgical") with and into Klein. In September 1997, LifeQuest completed the merger of W. H. Bookwalter and Associates, Inc., a Vermont corporation ("Bookwalter") with and into Val-U-Med. The LQET, Klein, Trimedica, Medex Surgical, and Bookwalter mergers were accounted for as pooling-of-interest business combinations. See Note 6 for further description of the Company's recent acquisitions. The consolidated financial statements for 1996 have been restated to include the accounts of Trimedica, Medex Surgical, and Bookwalter. The accompanying consolidated financial statements include the accounts of LifeQuest and subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Since its inception, The Company has incurred cumulative net losses of approximately $17,400,000. During the years ended December 31, 1996 and 1997 the Company incurred net losses of approximately $2,000,000 and $3,000,000 respectively. The Company's cumulative losses have been funded primarily through the Company's initial public offering of common stock, private sales of common stock, cash proceeds from the exercise of stock options, debt financing and the sale of convertible debentures. As discussed in Note 11, the Company has obtained a waiver for certain affirmative financial covenant requirements associated with its convertible debentures for the quarters ending March 31 and June 30, 1998. The Company has also taken steps to improve its 1998 operating results which include anticipated improvements relating to the Company's recent acquisitions described in Note 6 and the anticipated launch of new products. The Company's management believes that it is likely the Company's operating results for 1998 will significantly improve over 1997 and will generate sufficient working capital along with available cash and available borrowings under the Company's line of credit, to sustain its operations throughout the year. However, there are no assurances that the Company can achieve such operating improvements. If the Company is unable to significantly improve operations, the Company will require additional capital infusions or debt financing to maintain continuing operations. There are no assurances that any additional capital infusions or debt financing would be available to the Company.

         The medical devices industry in which the Company competes is highly competitive and dominated by a relatively small number of competitors with financial and other resources much greater than those possessed by the Company. The Company's ability to achieve increases in sales or to sustain current sales levels depends in part on the ability and willingness of the Company's suppliers to provide products to the Company. Furthermore, while the Company has written distribution agreements with many of its suppliers, these agreements in certain instances provide for non-exclusive distribution rights and often include territorial restrictions that limit the geographical area in which the Company is permitted to distribute the products. The agreements are also generally short-term, are subject to periodic renewal and often contain provisions permitting termination by either party without cause upon relatively short notice. These, and other factors which are beyond the control of the Company, provide no assurances that the Company will be able to successfully compete in the medical devices market and the failure to do so would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Fixed Assets and Depreciation

         Fixed assets are recorded at cost less accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives of the respective assets (3 - 7 years).

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

         During 1996 and 1997, the Company had cash payments for interest of $62,598 and $83,788, respectively. During 1997, the Company had a cash payment for income taxes of $70,462 relating to a preacquisition liability of an acquired entity. The Company had no cash payments for income taxes during 1996.

         The following provides supplemental disclosure of noncash investing and financing activities during 1996 and 1997:

                                                                                       1996                   1997
                                                                                  ---------------       ----------------
    Assets acquired in connection with acquisitions                               $     3,588,104        $       121,973
    Liabilities assumed in connection with acquisitions                           $       925,504        $       121,973
    Common stock issued in connection with acquisitions                           $     2,262,600        $            --

         During 1997, the Company determined that approximately $700,000 of accrued liabilities that had been recorded in connection with the Val-U-Med acquisition (see Note 6) were not required. Accordingly, the liabilities and goodwill were reduced by a corresponding amount during 1997.

         See Note 6 for a description of shares of the Company's common stock issued in connection with mergers and acquisitions.

Impact of Recently Issued Accounting Standards

         In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" ("SFAS 128"), was issued. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock or potential common stock. SFAS 128 supercedes Accounting Principles Board Opinion No. 15 and replaces the presentation of Primary EPS with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued after December 15, 1997, and accordingly, the accompanying consolidated financial statements reflect the adoption of SFAS 128. As the Company had a net loss for the years ended December 31, 1996 and 1997, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods. Prior period EPS date has been restated as required by SFAS 128.

Reclassifications

Certain prior period amounts have been reclassified to conform with the 1997 presentation.


NOTE 3 - CONCENTRATION OF RISK:

Credit Risk

         The Company's accounts receivable are from various hospitals, clinics and practicing surgeons. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

Customers

         The Company had one customer that accounted for 14 percent of consolidated sales for the year ended December 31, 1996. No single customer accounted for more than 10 percent of consolidated sales during the year ended December 31, 1997.

Suppliers

         The Company had two suppliers that accounted for 22 percent and 21 percent of purchases for the year ended December 31, 1996. The Company had one supplier that accounted for 52 percent of purchases for the year ended December 31, 1997.


NOTE 4 - INVENTORIES

         Inventories at December 31 are summarized as follows:

                                                                                       1996                    1997
                                                                                   --------------         --------------
             Raw materials                                                         $       66,979         $      328,375
             Work-in-process                                                              128,774                 18,557
             Finished goods                                                             1,463,160              1,579,551
             Allowances                                                                   (30,000)              (180,960)
                                                                                   --------------         --------------
                                                                                   $    1,628,913         $    1,745,523
                                                                                   ==============         ==============

NOTE 5 - CORPORATE JOINT VENTURES AND INVESTMENTS

         In May 1994, LifeQuest and Valdor Fiber Optics ("Valdor") of San Jose, California, formed ValQuest, a corporate joint venture. In accordance with the terms of the joint venture agreement, Valdor transferred to ValQuest the exclusive worldwide rights to develop, manufacture, and market all present and future medical applications of Valdor's patented fiber optic connector technology. LifeQuest paid $100,000 to Valdor in consideration for the transfer of these rights to ValQuest. Valdor contributed such rights, which had an initial value of $327,273 in the consolidated financial statements, to ValQuest in exchange for a 45% interest in ValQuest. LifeQuest contributed $400,000 to be used as working capital in exchange for a 55% interest in ValQuest. At December 31, 1997, purchases of additional ValQuest stock had increased LifeQuest's ownership interest to 82%.

         In December 1997, the Company entered into an agreement to acquire approximately 20 percent of the stock of TFX Holding Co. ("TFX") for $1,000,000. TFX, an affiliate of Teleflex, Inc., is a newly formed entity and the Company plans to begin distribution of TFX's minimally invasive surgical devices, the Dexterity(R) Pneumo Sleeve and Dexterity(R) Protractor. The Company recognized no revenues or expenses associated with TFX operations during 1997.

         In December 1997, the Company and Canwell Medical, Inc. formed Canwell Surgical, Inc. ("Canwell"). Canwell is 50 percent owned by the Company and Canwell Medical, Inc. and was formed for the purpose of selling minimally invasive surgical products in China and other Asian countries. The Company recognized no revenues or expenses associated with Canwell operations during 1997.


NOTE 6 - ACQUISITIONS

The following describes acquisitions by the Company during the years ended December 31, 1996 and December 31, 1997:

G.M. Engineering, Inc.

         In February 1996, GME was merged with and into LQET, a subsidiary of LifeQuest. The merger was accomplished through exchanging all of the outstanding common stock of GME for 350,000 shares of LifeQuest restricted common stock. The transaction was recorded using the pooling-of-interest method of accounting.

Klein Medical, Inc.

         In November 1996, KMI was merged with and into Klein, a subsidiary of LifeQuest. The merger was accomplished through exchanging all of the outstanding common stock of KMI for 600,000 shares of LifeQuest restricted common stock. The transaction was recorded using the pooling-of-interest method of accounting.

         The Klein merger agreement also provides a compensation agreement with the former stockholder of KMI to act as chief executive officer and president of the surviving corporation, Klein, through December 31, 1999. The agreement provides for base compensation of $125,000 per year, additional performance based compensation and participation in all employee benefits provided by LifeQuest. LifeQuest issued 17,250 shares of LifeQuest restricted common stock to a third party for a finder's fee associated with the transaction. In addition, LifeQuest and the former stockholder have entered into a nonqualified stock option agreement pursuant to which LifeQuest has granted to the former stockholder nonqualified stock options to buy up to 60,000 shares of LifeQuest common stock, as specified in the agreement.

Val-U-Med, Inc.

         In December 1996, VMI was merged with and into Val-U-Med, a subsidiary of LifeQuest. The merger was accomplished through exchanging all of the outstanding stock of VMI for 1,200,000 shares of LifeQuest restricted common stock and $400,000. In addition, LifeQuest is obligated to give 57,000 shares of LifeQuest restricted common stock to a third party for a finder's fee associated with the transaction. The transaction was recorded using the purchase method of accounting effective December 27, 1996.

         LifeQuest recorded the assets and liabilities of VMI at fair value as of the purchase date. The excess of the purchase price over net assets acquired of approximately $2,100,000 was recorded as goodwill and will be amortized over 10 years.

         The following table reflects unaudited pro forma combined results of operations of the Company and VMI on the basis that the acquisition had taken place at the beginning of the fiscal year ended December 31, 1996:

             Net sales                                                            $    10,224,886
             Net loss                                                                  (2,355,787)
             Net loss per common share                                            $         ( .48)

         The unaudited pro forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 nor does such information purport to project the results of operations for any future period.

         The Val-U-Med merger agreement also provides a compensation agreement with the former president of VMI to act as president and chief operating officer of the surviving corporation, Val-U-Med, and as vice president of LifeQuest through December 31, 1999. Furthermore the agreement provides a compensation agreement with the former vice president of sales of VMI to act as vice president of sales of the surviving corporation, Val-U-Med, through December 31, 1999. The agreements provide for base compensations of $100,000 each per year, additional performance based compensation and participation in all employee benefits provided by LifeQuest. In addition, LifeQuest and the president and vice president of sales of Val-U-Med have entered into a nonqualified stock option agreement pursuant to which LifeQuest has granted to the president and vice president of sales of Val-U-Med nonqualified stock options to receive up to 60,000 shares each of LifeQuest common stock, as specified in the agreement.

Trimedica, Inc.

Effective June 1997, Trimedica was acquired by the Company and merged into Klein. Trimedica was purchased for an aggregate of 57,143 shares of common stock. The transaction was accounted for using the pooling-of-interest accounting method, therefore, the assets, liabilities, and operations of Trimedica prior to the merger are included in the consolidated financial statements for all periods reported herein. Trimedica business activity will constitute the new orthopedic sales force of Klein.

         The following table shows the net sales and net income related to Trimedica through the date of acquisition that have been included in the consolidated statements of operations:

                                                                                          Year Ended December 31,
                                                                                   -------------------------------------
                                                                                       1996                    1997
                                                                                   --------------         --------------
             Net sales                                                             $      192,451         $      148,464
             Net income                                                            $       61,657                 49,230

Medex Surgical

         Effective September 1997, Medex Surgical was acquired by the Company and merged into Klein. Medex Surgical was purchased for an aggregate of 98,246 shares of common stock. Medex Surgical was formed during 1997 and the transaction was accounted for using the pooling-of-interest accounting method, therefore, the assets, liabilities, and operations of Medex Surgical prior to the merger are included in the consolidated financial statements for 1997. Medex Surgical business activity will allow the Company to further expand its geographical area.

         The following table shows the net sales and net loss related to Medex Surgical through the date of acquisition that have been included in the consolidated statements of operations for the fiscal year ended December 31, 1997:

             Net sales                                                            $    58,579
             Net loss                                                             $    (5,757)

W. H. Bookwalter and Associates, Inc.

         Effective September 1997, Bookwalter was acquired by the Company and merged into Val-U-Med. Bookwalter was purchased for an aggregate of 466,473 shares of common stock. The transaction was accounted for using the pooling-of- interest accounting method, therefore, the assets, liabilities, and operations of Bookwalter prior to the merger are included in the consolidated financial statements for all periods reported herein. Bookwalter business activity will provide the Company with distribution coverage in the northeastern region of the United States.

         The following table shows the net sales and net loss related to Bookwalter through the date of acquisition that have been included in the consolidated statements of operations:

                                                                                          Year Ended December 31,
                                                                                   -------------------------------------
                                                                                       1996                    1997
                                                                                   --------------         --------------
             Net sales                                                             $    2,005,040         $    1,790,572
             Net loss                                                              $      (41,750)        $      (89,839)

         The following table reconciles the net sales and net income (loss) included in the 1996 operating results as previously reported, to the restated amounts resulting from pooling-of-interest business combinations.

                                                                                    Net Sales       Net Income (Loss)
                                                                                  --------------    -----------------
             As reported in the 1996 10-KSB                                       $    3,639,070     $     (1,978,383)
             Trimedica                                                                   192,451               61,657
             Bookwalter                                                                2,005,040              (41,750)
                                                                                  --------------    -----------------
             As reported in the 1997 10-KSB                                       $    5,836,561     $     (1,958,476)
                                                                                  ==============     ================


NOTE 7 - FEDERAL INCOME TAXES

         As of December 31, 1997, the Company had net operating loss (NOL) carryforwards of approximately $14,300,000 for federal income tax purposes that are available to reduce future taxable income and will expire in 2006 through 2012 if not utilized. For federal income tax purposes, the Company deferred for future amortization certain acquisition and research and development costs in the amount of $2,453,000. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when associated commercial operations commence. The Company received IRS approval of its request for a change of tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years. The Company also has research and development credit carryforwards available to offset future income taxes and expire in 2005 through 2010.

         The tax effect of significant temporary differences representing income tax assets (liabilities) at December 31, 1996, and 1997, are as follows:

                                                                                       1996                    1997
                                                                                   --------------         --------------
           Capitalized research and development and acquisition costs              $      735,000         $      735,000
           Depreciation                                                                    15,000                  5,000
           Accruals                                                                        20,000                 59,000
           Reserves not deductible for tax                                                 94,000                149,000
           Other                                                                           34,000                     --
           Research and development credit carryforwards                                  552,000                552,000
           Tax loss carryforwards                                                       4,021,000              4,871,000
                                                                                   --------------         --------------

           Net deferred tax assets                                                      5,471,000              6,371,000
           Deferred tax valuation reserve                                              (5,471,000)            (6,371,000)
                                                                                   --------------         --------------

           Net deferred tax assets                                                 $           --         $           --
                                                                                   ==============         ==============

         As there is no assurance of future income, a 100% valuation reserve in 1996 and 1997 has been established against the Company's deferred tax assets. The Company will continue to evaluate the necessity for such valuation reserve in the future.

         The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended (the "Code"). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes, the Company's existing NOL carryforwards are subject to limitation. Additionally, because United States tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

NOTE 8 -  SHORT-TERM INVESTMENTS

         Short-term investments consist solely of debt securities issued by the United States Treasury. The Company intends to hold these securities to maturity and believes it has the ability to do so. Therefore, these securities are reported at amortized cost. A portion of the investments is pledged as collateral (see Note 10). The following table summarizes short-term investments held by the Company at December 31, 1996, and 1997:

                                                                                            Gross             Gross
                                                      Amortized        Fair Market        Unrealized        Unrealized
                                                         Cost          Value            Holding Gains     Holding Losses
                                                    -------------     -------------     -------------     --------------
             December 31, 1996:
                 Debt securities issued by the
                 U.S. Treasury                      $   2,464,743     $   2,522,766         $ 58,033         $   --

             December 31, 1997:
                 Debt securities issued by the
                 U.S. Treasury                      $     144,682     $     149,816         $  5,134         $   --


NOTE 9 - LEASE OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company leases office space under non-cancelable operating leases. Rentals are subject to escalation for increases in property taxes, insurance and various other expenses. Future minimum rental payments of the Company under existing and pending operating lease agreements at December 31, 1997, are as follows:

                        1998                                           266,832
                        1999                                           278,385
                        2000                                           281,495
                        2001                                           273,024
                        2002                                            71,335
                    Thereafter                                              --
                                                                   -----------
                                                                   $ 1,171,071
                                                                   ===========

Rent expense totaled approximately $191,123 and $249,482 for the years ended December 31, 1996, and 1997, respectively.

Employment Agreements

         In connection with certain of the Company's acquisitions, the Company has entered into various employment agreements that provide for future compensation as described below:

                      Employee           Annual Compensation             Expires
                      --------           -------------------          --------------
                         A                    $ 125,000               December  1999
                         B                    $ 100,000               December  1999
                         C                    $ 100,000               December  1999
                         D                    $ 100,000               June      2000
                         E                    $ 100,000               September 2000

         In addition, certain of the Company's employees have an opportunity to earn bonuses based upon the achievement of specified performance criteria of various Company divisions.

Contingencies

         The Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the interim period in which such resolution occurred.


NOTE 10 - DEBT AND CAPITAL LEASE OBLIGATIONS

         The Company had the following current and long-term debt and capital lease obligations at December 31:

                                                                                       1996                    1997
                                                                                   --------------         --------------
    Secured note payable for a vehicle loan, bearing interest at 8.75
      percent, principal and interest due monthly, maturing in 1998                        11,879                  6,838

    Line of credit with a financial institution, secured by short-term investments, bearing interest at 6.41 percent, interest due monthly
      with a maturity date of September, 1998                                             682,500                     --

    Unsecured note, bearing interest at a bank's prime rate plus 3.09
      (11.34 percent at December 31, 1996), interest payable monthly, principal due on demand or, if no demand is made, in monthly
      installments of $1,458 through August 1997                                           11,577                     --

    Note payable to a financial institution, secured by substantially all assets of Bookwalter, bearing interest at 10.75 percent, interest due
      monthly, maturing January 1997                                                       96,612                     --
                                                                                   --------------         --------------

               Total long-term debt and capital lease obligations                         802,568                  6,838

    Less - Current portion                                                                108,189                  6,838
                                                                                   --------------         --------------

                  Long-term debt and capital lease obligations                     $      694,379         $           --
                                                                                   ==============         ==============

The carrying amount of the debt approximates the fair value of the debt. This determination is based on management's estimate of the fair value at which such instruments could be sold or obtained in a third-party transaction.

         At December 31, 1997 the Company had a line of credit with a financial institution which provides the Company with the ability to borrow up to $750,000. Interest is due monthly at a rate equal to the institution's prime rate, plus 1.5 percent. The line of credit expires in September 1998. At December 31, 1997, no amounts were outstanding under the line of credit.

NOTE 11 - CONVERTIBLE DEBENTURES

         In December 1997, the Company sold 250,000 shares of its common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance) in a private placement for proceeds of $ 1,000,000 and placed $3,000,000 in 9 percent Convertible Debentures (Debentures) with Renaissance. The Debentures require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debenture agreement contains various affirmative and negative convenant requirements and the maintenance of certain financial ratios and the Debentures are secured by substantially all assets of the Company. At December 31, 1997, the Company was in compliance with all of the covenants of the Debentures. The Company has obtained a waiver to suspend certain affirmative financial covenant requirements for the quarters ending March 31 and June 30, 1998. The following table shows the principal maturities of the Debentures as of December 31, 1997:

                                1998                         $             --
                                1999                                       --
                                2000                                   30,000
                                2001                                  335,000
                                2002                                  300,000
                             Thereafter                             2,335,000
                                                             ----------------
                                Total                        $      3,000,000
                                                             ================

         The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of the Company's common stock at a conversion price of $4 per common share. The conversion price is subject to downward revision if the Company sells shares of its common stock at a price less than $4 per share, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are also subject to a one-time adjustment to the conversion price whereby the price will be reduced if the Company does not achieve certain financial objectives during 1998 and the current market price, as defined in the Debenture agreement, following the Company's public release of its 1998 financial results is less than $4 per share. The provisions of the Debenture agreement provide that the holders of the Debentures have an option to redeem the debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events including delisting of the Company's common stock and certain "change of control" provisions, as defined in the Debenture agreement, as they relate to the Company. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.


NOTE 12 - STOCK OPTIONS

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

         In May 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan ("NEDSOP"). Under NEDSOP, the Company may grant stock options to non-employee directors of the Company. The maximum number of shares available for grant under NEDSOP is 400,000. The NEDSOP options vest in 25 percent increments on each succeeding anniversary of the grant date, with unexercised options expiring on the tenth anniversary of the date they vest. Under the three plans the option exercise price must be equal to at least the stock's market price on the date of grant.

         Pursuant to certain agreements entered into in May 1990, the Company granted to three consultants in January 1993, non-qualified stock options to purchase in the aggregate up to 21,141 shares of common stock at an exercise price of $.001 per share. The options, which expire in January 2003, were granted outside any option plan and vested in 1994. Options to purchase 14,094 shares have been exercised to date and 5,285 options are currently exercisable. Prior to December 31, 1996, the Company has recognized approximately $236,000 (none in the current year) as research and development expense representing the difference between the exercise price and the fair market value of options that became exercisable.

         In 1996, the Company granted four employee directors non-qualified options to purchase in the aggregate up to 380,000 shares of common stock at an exercise price equal to the stock's market price on the date of grant. The options were granted outside any option plan, vest over three years based on continued employment, and expire ten years from grant date. During 1997, one employee terminated employment with the Company and 185,000 unvested options were forfeited. There are 60,000 options currently exercisable.

         During 1997, the Company granted certain employees 304,700 options to purchase shares of common stock at exercise prices ranging from $3.00 to $5.03 per share. The options were granted outside any option plan and vest over time periods ranging from 3 to 4 years. During 1997, 26,000 of these options were forfeited by employees upon termination of service. As of December 31, 1997, there were 278,700 options outstanding under these option grants with none exercisable.

         Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and net loss per share (EPS) would have been reduced to the following pro forma amounts at December 31:

                                                                                       1996                    1997
                                                                                  ---------------        ---------------
             Net Loss:        As Reported                                         $    (1,958,476)       $    (2,997,127)
                              Pro Forma                                                (2,118,851)            (3,495,377)

             EPS:             As Reported                                         $         ( .40)       $          (.48)
                              Pro Forma                                                     ( .43)                  (.55)

         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         A summary of the status of the Company's stock options at December 31, 1996, and 1997, and changes during the years then ended is presented in the table and narrative below:


                                                                    1996                                 1997
                                                        -----------------------------       --------------------------------
                                                                       Weighted Avg.                           Weighted Avg.
                                                         Shares       Exercise Price            Shares        Exercise Price
                                                         (000)          Per Share              (000)            Per Share
                                                        --------      ---------------        --------       ----------------
             Outstanding at beginning of year                577       $         1.34             954       $         1.95
             Granted                                         440                 2.67             522                 3.85
             Exercised                                       (39)                 .35            (122)                1.11
             Forfeited                                       (24)                3.05            (268)                2.56
                                                        --------       --------------        --------       ---------------
             Outstanding at end of year                      954       $         1.95            1,086       $        2.81

             Options exercisable at end of year              436       $          .83              438       $        1.99

             Weighted average fair value of                            $         2.51                        $        2.94
                     options granted

         The following table summarizes the information about options outstanding at December 31, 1997:

                                                                                      Weighted Avg.
                                                                                       Remaining        Number
                                        Exercise Prices        Number                 Contractual     Exercisable at
                                           Per Share         Outstanding                  Life        Dec. 31, 1997
                                        ---------------      -----------              -----------     -------------
                                        $    .001                5,285                 5.04 years         5,285
                                             .35               168,638                 3.57 years       112,254
                                             .75                72,000                 6.64 years        72,000
                                            2.00                20,000                 8.67 years        20,000
                                            2.25                50,000                 7.39 years        50,000
                                            2.50                64,165                 7.57 years        32,765
                                            3.00               288,700                 8.99 years        60,000
                                            3.13                59,300                 9.08 years         2,800
                                            3.50                 5,500                 9.14 years            --
                                            4.00                68,580                 6.80 years        51,435
                                            4.25                 5,000                 9.87 years            --
                                            4.38               209,500                 9.68 years        12,500
                                            4.63                 5,000                 9.68 years            --
                                            4.75                 5,000                 9.18 years            --
                                            4.875               19,200                 9.51 years        19,200
                                            5.03                40,000                 9.76 years            --
                                                             ---------                                  -------
                                                             1,085,868                 7.67 years       438,239
                                                             =========                                  =======


         The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model for a stock that does not pay dividends with the following weighted-average assumptions used for grants in 1996 and 1997, respectively: risk-free interest rates of 6.0 and 6.4 percent; expected lives of 10 years and expected volatility of 111 and 61 percent.


NOTE 13 - RELATED-PARTY TRANSACTIONS

         The Company made payments to certain stockholders for consulting fees of approximately $12,000 for the year ended December 31, 1996.

         During 1997, the Company sold 50,000 shares of common stock to its former President and Chief Executive Officer for $200,000.

NOTE 14 - MARKETING AGREEMENT

         In April 1995, GME entered into an agreement, as amended, whereby a marketing consultant would provide marketing, distribution and sales consulting services to GME over the three-year term of the agreement. As compensation for entering into this contract, a stockholder gave to the consultant shares equal to 3.75 percent of the outstanding shares of GME stock, which had an estimated fair market value of $17,500. This stock was subsequently exchanged for the Company's stock. The consultant also earned commissions based on sales levels as defined in the agreement. The Company accounted for this transaction as a contribution of capital and recognized the related expense in 1995.

         During 1996, the Company expensed approximately $35,000 related to this agreement. The agreement was terminated June 30, 1996.

NOTE 15 - SUBSEQUENT EVENTS

         Effective January 1, 1998, the Company merged each of its wholly owned subsidiaries, LQET, Klein, and Val-U-Med into the Company.

         In January 1998, the Company paid $1,000,000 to acquire approximately 20 percent of the stock of TFX.

         In January 1998, the Company loaned $100,000 to Canwell for initial working capital requirements. The loan is unsecured and bears interest at 9 percent with the principal maturing in January 2000.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER           IDENTIFICATION OF EXHIBIT
------           -------------------------
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

2.2              Plan of Merger and Acquisition Agreement dated November 27, 1996, among LifeQuest Medical, Inc., Klein
                 Medical Acquisition Co., Klein Medical, Inc. and Richard H. Klein (incorporated by reference herein to
                 Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 12, 1996).

2.3              Plan of Merger and Acquisition Agreement dated December 27, 1996, among LifeQuest Medical, Inc., Val-U-
                 Med Acquisition Co., Val-U-Med, Inc. and the Stockholders of Val-U-Med, Inc. (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 10, 1997).

2.4              Plan of Merger and Acquisition Agreement dated June 30, 1997, among LifeQuest Medical, Inc., Klein
                 Medical, Inc., Trimedica, Inc., and Mark Lovejoy. (incorporated by reference herein to Exhibit 2.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ending June 30, 1997).

2.5              Plan of Merger and Acquisition Agreement dated September 30, 1997, among LifeQuest Medical, Inc., Val-
                 U-Med, Inc., W. H. Bookwalter & Associates, Inc., and the shareholders of W. H. Bookwalter &
                 Associates, Inc. (incorporated by reference herein to Exhibit 21.1 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ending September 30, 1997).

2.6              Plan of Merger and Acquisition Agreement dated October 7, 1997, among LifeQuest Medical, Inc., Klein
                 Medical, Inc., Mishbucha, Inc. d/b/a Medex Surgical, Inc., Edward Kraus, and Robert Kraus (incorporated by reference herein to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1997).

2.7*             Plan of Merger and Acquisition Agreement dated December 30, 1997, among LifeQuest Medical, Inc.,
                 LifeQuest Endoscopic Technologies, Inc., Klein Medical, Inc. and Val-U-Med, Inc.

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

4.1*             Convertible Loan Agreement among the Company, Renaissance Capital Growth and Income Fund III, Inc.,
                 Renaissance US Growth and Income Trust PLC and Renaissance Capital Group, Inc. dated December 19, 1997.

10.1             1989 Stock Option Plan of LifeQuest Medical, Inc. (incorporated by reference herein to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on October 12, 1993, Registration No. 33-70174).

10.2             Employment Agreement dated February 15, 1992, between LifeQuest Medical, Inc. and Herbert H. Spoon
                 (incorporated by reference herein to Exhibit 10.8 to the Company's Registration Statement on Form S-1
                 filed on August 19, 1992, Registration No. 33-49196).

10.3             Incentive Stock Option Agreement dated January 15, 1990, between LifeQuest Medical, Inc. and Herbert H.
                 Spoon (incorporated herein to Exhibit 10.12 to the Company's Registration Statement on Form S-1 filed on August 19, 1992, Registration No. 33-49196).

10.4             Patent License Agreement dated January 1, 1989, between LifeQuest Medical, Inc. and The Board of
                 Regents of the University of Texas System, as amended by instrument dated November 1, 1989
                 (incorporated herein to Exhibit 10.15 to the Company's Registration Statement on Form S-1 filed on
                 August 19, 1992, Registration No. 33-49196).

10.5             License Agreement dated June 26, 1992, between LifeQuest Medical, Inc. and George C. Kramer, Ph.D.
                 (incorporated herein to Exhibit 10.22 to the Company's Registration Statement on Form S-1 filed on
                 August 19, 1992, Registration No. 33-49196).

10.6             Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Herbert H.
                 Spoon (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1994).

10.7             Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Randall K.
                 Boatright (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-
                 K for the fiscal year ended December 31, 1994).

10.8             Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and David J.
                 Collette, M.D. (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1994).

10.9             1994 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the
                 Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.10            Non-Qualified Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Robert
                 B. Johnson (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1994).

10.11            Non-Qualified Stock Option Agreement dated March 2, 1995, between LifeQuest Medical, Inc. and Jeffrey
                 H. Berg, Ph.D. (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1994).

10.12            ValQuest Medical, Inc. 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10.23 to the
                 Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.13            Incentive Stock Option Agreement dated August 19, 1994, between ValQuest Medical, Inc. and Herbert H.
                 Spoon (incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1994).

10.14            Incentive Stock Option Agreement dated August 19, 1994, between ValQuest Medical, Inc. and Randall K.
                 Boatright (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-
                 K for the fiscal year ended December 31, 1994).

10.15            Incentive Stock Option Agreement dated August 19, 1994, between ValQuest Medical, Inc. and David J.
                 Collette, M.D. (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1994).

10.16            Non-Incentive Stock Option Agreement dated August 19, 1994, between ValQuest Medical, Inc. and Robert
                 B. Johnson (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1994).

10.17            Assignment and License Agreement dated May 11, 1994, between ValQuest Medical, Inc. and Fibotech, Inc.
                 d/b/a Valdor Fiber Optics (incorporated herein by reference to Exhibit 10.30 to the Company's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1994).

10.18            Employment Agreement dated November 27, 1996, between Klein Medical Acquisition Co. and Richard H.
                 Klein (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K
                 filed December 12, 1996).

10.19            Non-Qualified Stock Option Agreement dated November 27, 1996, between LifeQuest Medical, Inc. and
                 Richard H. Klein (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on
                 Form 8-K filed December 12, 1996).

10.20            Employment Agreement dated December 27, 1996, between Val-U-Med Acquisition Co. and K.C. Fadem
                 (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form 8-K filed
                 January 10, 1997).

10.21            Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and K.C.
                 Fadem (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K
                 filed January 10, 1997).

10.22            Employment Agreement dated December 27, 1996, between Val-U-Med Acquisition Co. and Robert Fadem
                 (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form 8-K filed
                 January 10, 1997).

10.23            Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and
                 Robert Fadem (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form
                 8-K filed January 10, 1997).

10.24            Lease Agreement dated April 28, 1997, between Interpark Jack Limited Partnership and LifeQuest Medical,
                 Inc. (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                 for the quarterly period ended June 30, 1997).

10.25            Lease Agreement dated March 1, 1997, between Williams North Fulton Group and the Company (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10.26            Employment Agreement dated September 30, 1997, between William H. Bookwalter and the Company
                 (incorporated by reference herein to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q
                 for the quarterly period ended September 30, 1997).

11*              Computation of earnings (loss) per share

22               Subsidiaries
                                                                          Name Under Which
                 Name                        State of Incorporation       Doing Business
                 ----                        ----------------------       ----------------
                 ValQuest Medical, Inc.             Nevada                 ValQuest Medical, Inc.

23*              Consent of Arthur Andersen LLP

27*              Financial Data Schedule

-------------------------------

*   Filed herewith