Form 10-Q
period 1998-03-31
LIFEQUEST MEDICAL INC
filed 1998-05-15
CIK 860131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1998


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

         On May 8, 1998, there were outstanding 6,842,742 shares of Common Stock, $.001 par value, of the registrant.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX




                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

Item 1:           Consolidated Financial Statements - (Unaudited)

                  Consolidated Balance Sheets - December 31, 1997, and March  31, 1998             3

                  Consolidated Statements of Operations - For the Three Months Ended
                      March 31, 1997 and 1998                                                      4

                  Consolidated Statements of Comprehensive Income (Loss) - For the Three
                      Months Ended March 31, 1997 and 1998                                         5

                  Consolidated Statements of Cash Flows - For the Three Months Ended
                      March 31, 1997 and 1998                                                      6

                  Notes to Consolidated Financial Statements                                       8

Item 2:           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                   10





PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                               12

Item 2.           Changes in Securities                                                           12

Item 3.           Defaults Upon Senior Securities                                                 12

Item 4.           Submission of Matters to a Vote of Security Holders                             12

Item 5.           Other Information                                                               12

Item 6.           Exhibits and Reports on Form 8-K                                                12



SIGNATURES                                                                                        13

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   December 31,       March 31,
                                 ASSETS                                               1997              1998
                                                                                 -------------     --------------
                                                                                                     (Unaudited)
Current Assets:
     Cash and cash equivalents                                                   $  3,236,307       $  1,220,068
     Short-term investments                                                           144,682            146,403
     Accounts receivable (net of allowance for doubtful accounts of
         $256,362 in 1997 and 216,573 in 1998)                                      2,292,235          2,189,439
     Accounts receivable from related party                                            17,710             22,724
     Interest receivable                                                                5,318                 --
     Inventories, net                                                               1,745,523          1,964,272
     Prepaid and other assets                                                         172,209            215,209
                                                                                 ------------       ------------
                  Total current assets                                              7,613,984          5,758,115
                                                                                 ------------       ------------

Property, Plant and Equipment                                                       1,541,376          1,568,191
     Less-accumulated depreciation                                                   (922,437)          (961,531)
                                                                                 ------------       ------------
                  Net property, plant and equipment                                   618,939            606,660

Investments, at cost                                                                       --          1,000,000
Intangible Assets:
     Deferred finance charges                                                         180,996            174,532
     Licensed technology rights                                                       441,358            441,358
     Goodwill, net                                                                  1,882,839          1,830,063
                                                                                 ------------       ------------

                  Total assets                                                   $ 10,738,116       $  9,810,728
                                                                                 ============       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                            $  2,605,366       $  2,315,800
     Accrued expenses                                                                 826,695            555,280
     Current portion of long-term debt and
         capital lease obligations                                                      6,838              5,578
                                                                                 ------------       ------------
                  Total current liabilities                                         3,438,899          2,876,658
                                                                                 ------------       ------------

Convertible Debentures                                                              3,000,000          3,000,000
                                                                                 ------------       ------------

Minority Interest                                                                     108,802            107,256
                                                                                 ------------       ------------

Commitments and Contingencies (Note 7)
Stockholders' Equity:
     Common stock, $.001 par value; 10,000,000 shares authorized;
         shares issued and outstanding: 6,653,883 (1997)
         and 6,842,742 (1998)                                                           6,654              6,843
     Additional paid-in capital                                                    21,576,854         21,830,465
     Deferred compensation                                                            (40,055)           (32,639)
     Accumulated deficit                                                          (17,353,038)       (17,977,855)
                                                                                 ------------       ------------

                  Total stockholders' equity                                        4,190,415          3,826,814
                                                                                 ------------       ------------

                  Total liabilities and stockholders' equity                     $ 10,738,116       $  9,810,728
                                                                                 ============       ============


           The accompanying notes are an integral part of these consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 Three Months
                                                                Ended March 31,
                                                         -----------------------------
                                                            1997               1998
                                                         -----------       -----------
Net Sales
     Product sales                                       $ 3,292,937       $ 4,082,858
     Commissions earned                                      128,181           286,583
                                                         -----------       -----------
                                                           3,421,118         4,369,441
                                                         -----------       -----------

Cost And Expenses:
     Cost of sales                                         1,971,296         2,476,749
     Research and development                                 24,609                --
     Selling, general and administrative                   1,424,125         2,361,601
     Interest                                                 13,795            73,097
     Depreciation and amortization                           101,550            97,995
                                                         -----------       -----------

                                                           3,535,375         5,009,442
                                                         -----------       -----------

Loss From Operations                                        (114,257)         (640,001)
                                                         -----------       -----------

Other Income (Expense):
     Investment income                                        30,357            13,639
     Other                                                        99                --
                                                         -----------       -----------

Net Loss Before Minority Interest                            (83,801)         (626,362)

Minority Interest in Net Loss (Income) of
     Consolidated Subsidiary                                  (1,397)            1,545
                                                         -----------       -----------

Net Loss                                                 $   (85,198)      $  (624,817)
                                                         ===========       ===========

Basic and Diluted Loss Per Share of Common Stock         $      (.01)      $      (.09)
                                                         ===========       ===========

Weighted Average Shares Used In Computing Basic and
     Diluted Loss Per Share of Common Stock                6,154,079         6,706,136
                                                         ===========       ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)



                                                                                 Three Months
                                                                                Ended March 31,
                                                                          --------------------------
                                                                             1997           1998
                                                                          ----------     -----------
Net income (loss)                                                         $ (85,198)      $(624,817)
Other comprehensive income (loss):
     Deferred compensation                                                       --         (40,055)
     Reclassification adjustment for compensation expense recognized             --           7,416
                                                                          ---------       ---------

Comprehensive income (loss)                                               $ (85,198)      $(657,456)
                                                                          =========       =========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Three Months
                                                                                    Ended March 31,
                                                                              -----------------------------
                                                                                 1997              1998
                                                                              -----------      ------------
Cash Flows From Operating Activities:
Net Loss                                                                      $   (85,198)      $  (624,817)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities -
       Depreciation and amortization                                              101,550            97,995
       Amortization of deferred finance charges                                        --             6,464
       Deferred compensation                                                           --             7,416
       Loss on disposal of fixed assets                                                --               400
       Minority interest in net income (loss) of consolidated subsidiary            1,397            (1,545)
       Changes in operating assets and liabilities-
          (Increase) decrease in accounts receivable, net                        (102,439)          102,796
          Decrease (increase) in accounts receivable from related party             1,292            (5,014)
          Decrease in interest receivable                                          28,269             5,318
          Decrease (increase) in inventories                                      133,053          (218,749)
          Decrease (increase) in prepaid and other assets                          32,918           (43,000)
          Increase (decrease) in accounts payable                                 176,826          (289,566)
          Decrease in accrued expenses                                           (136,790)         (271,415)
                                                                              -----------       -----------

        Net cash provided by (used in) operating activities                       150,878        (1,233,717)
                                                                              -----------       -----------

Cash Flows From Investing Activities:
    Additions to property and equipment                                           (54,113)          (33,341)
    Investment in affiliate                                                            --        (1,000,000)
    Purchases of investments                                                     (878,860)         (146,403)
    Investment maturities                                                       1,346,525           144,682
    Acquisitions, net of cash acquired                                              2,565                --
                                                                              -----------       -----------

Net cash provided by (used in) investing activities                               416,117        (1,035,062)
                                                                              -----------       -----------

Cash Flows From Financing Activities:
    Proceeds from exercise of stock options                                       113,443           253,800
    Payments on long-term debt and capital lease obligations                      (16,448)           (1,260)
    Dividends paid by acquired entity                                             (16,175)               --
                                                                              -----------       -----------

        Net cash provided by financing activities                                  80,820           252,540
                                                                              -----------       -----------

Net increase (decrease) in cash and cash equivalents                              647,815        (2,016,239)
Cash and cash equivalents, beginning of period                                    294,143         3,236,307
                                                                              -----------       -----------

Cash and cash equivalents, end of period                                      $   941,958       $ 1,220,068
                                                                              ===========       ===========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                   (Unaudited)


                                                                                Three Months
                                                                              Ended March 31,
                                                                     ---------------------------------
                                                                         1997                 1998
                                                                     -------------        ------------
Supplemental Disclosures Of Cash Flow Information:
       Cash paid during the period for -
          Interest                                                   $      10,948        $     66,633
          Income taxes                                                        -                   -






              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1998



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of LifeQuest Medical, Inc. (the "Company"), its four operating divisions, the Company's 82% ownership interest in ValQuest Medical, Inc., and Canwell Surgical, Inc., a corporate joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation. In January 1998, the Company paid $1,000,000 to acquire 19.3 percent of the stock of TFX Holding Co. ("TFX"). TFX, an affiliate of Teleflex, Inc., is a newly formed entity. In March 1998, the Company launched distribution of certain patented devices owned by TFX. The Company accounts for its investment in TFX under the cost method of accounting as it is unable to exercise significant influence over the operating and financial policies of TFX. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1997, included in the Company's Form 10-KSB. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Product sales are recognized upon the shipment of products to customers. Commissions earned are recognized when customer orders are placed with product suppliers. The retail values of product and commission sales for the three months ended March 31, 1997 and 1998 were approximately $4.0 million and $5.4 million, respectively. These include product sales as well as the gross sales value of products for which the Company receives commissions.

Accounting Pronouncement
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and, accordingly, the Company has presented a Statement of Comprehensive Income (Loss) for the three months ended March 31, 1998 reflecting deferred compensation associated with the modification of outstanding option awards during the fourth quarter of 1997. The Company had no components of comprehensive income for the three months ended March 31, 1997.

NOTE 3 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three months ended March 31, 1997 and 1998, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 - INVENTORIES

         Inventories are summarized as follows:


                                       December 31,             March 31,
                                           1997                   1998
                                      -------------          --------------
Raw materials                          $    328,375            $    457,225
Work-in-process                              18,557                  16,934
Finished Goods                            1,579,551               1,671,073
Allowances                                 (180,960)               (180,960)
                                       ------------            ------------
                                       $  1,745,523            $  1,964,272
                                       ============            ============

NOTE 5 - ACQUISITIONS

Effective June 1997, Trimedica, Inc. ("Trimedica") was acquired by the Company for an aggregate of 57,143 shares of common stock. The transaction was accounted for using the pooling-of-interests accounting method. The net sales and net income of Trimedica prior to the date of acquisition that have been included in the consolidated statement of operations for the three months ended March 31, 1997 were $80,905 and $29,906, respectively.

Effective September 1997, W. H. Bookwalter and Associates, Inc. ("Bookwalter") was acquired by the Company for an aggregate of 466,473 shares of common stock. The transaction was accounted for using the pooling-of-interests accounting method. The net sales and net (loss) of Bookwalter prior to the date of acquisition that have been included in the consolidated statement of operations for the three months ended March 31, 1997 were $590,889 and $(45,209), respectively.

NOTE 6 - EQUITY TRANSACTIONS

During the three months ended March 31, 1998, the Company granted 205,200 options to purchase common stock of the Company to various employees with exercise prices ranging from $3.25 per share to $4.25 per share. The option exercise prices were determined by the market value per share on date of grant. These options vest over a four year period and expire ten years from date of grant.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Certain statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical fact included in this Item 2 regarding LifeQuest Medical, Inc. and subsidiaries' (Company) financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, in the Company's Registration Statement on Form S-3 filed with the Security and Exchange Commission ("SEC") on April 16, 1998, and in the Company's annual, quarterly and other reports filed with the SEC (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward looking statements.

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company received minimal operating revenues. As of March 31, 1998, the Company had an accumulated deficit of approximately $18.0 million. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

         The Company's future operating results will depend on many factors, including the Company's ability to manufacture, market and distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors and other factors described in this Quarterly Report on Form 10-QSB, in the Registration Statement on Form S-3 filed with the SEC on April 16, 1998, and in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         Effective January 1, 1998, the Company merged all of its wholly owned subsidiaries with and into the Company. In conjunction with the upward merger, the Company created four new operating divisions: Endo-Surgery, Surgical Systems, Med-Service, and Technologies.

         In December 1997, the Company entered into an agreement to acquire approximately 20 percent of the stock of TFX Holding Co. ("TFX") for $1,000,000 which was paid in January 1998. TFX owns the rights to the patented Dexterity(R) Pneumo Sleeve and Dexterity(R) Protractor.

         In December 1997, the Company and Canwell Medical, Inc. formed Canwell Surgical, Inc. ("Canwell"). Canwell is 50 percent owned by the Company and Canwell Medical, Inc. and was formed for the purpose of selling minimally invasive surgical products in China and other Asian countries. In January the Company loaned $100,000 to Canwell for initial working capital requirements. The loan is unsecured and bears interest at 9 percent with the principal maturing in January 2000.

         Effective September 1997, Mishbucha, Inc. d/b/a Medex Surgical ("Medex Surgical") was acquired by the Company and merged into Klein Medical, Inc., a wholly owned subsidiary of the Company ("Klein"). Medex Surgical was purchased for an aggregate of 98,246 shares of common stock, $.001 par value, of the Company ("Common Stock"). Medex

Surgical was formed during 1997 and the transaction was accounted for using the pooling-of-interests accounting method. Medex Surgical business activity has allowed the Company to further expand its geographical area.

         Effective September 1997, W. H. Bookwalter and Associates, Inc. ("Bookwalter") was acquired by the Company and merged into Val-U-Med, Inc. a wholly owned subsidiary of the Company. Bookwalter was purchased for an aggregate of 466,473 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of Bookwalter prior to the merger are included in the consolidated financial statements for all periods reported herein. Bookwalter business activity has provided the Company with distribution coverage in the northeastern region of the United States.

         Effective June 1997, Trimedica, Inc. ("Trimedica") was acquired by the Company and merged into Klein. Trimedica was purchased for an aggregate of 57,143 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of Trimedica prior to the merger are included in the consolidated financial statements for all periods reported herein. Trimedica business activity constitutes the new orthopedic sales force of Klein.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had current assets of $5,758,000 and current liabilities of $2,877,000 resulting in working capital of $2,881,000. This compares to a working capital position of $4,175,000 at December 31, 1997. The decline in working capital is primarily due to the Company's $1,000,000 investment in TFX.

         Pursuant to the terms of a private placement in December 1997, the Company issued to two affiliates of Renaissance Capital Group, Inc. an aggregate of (i) 250,000 shares of Common Stock at a per share purchase price of $4.00, and (ii) 9% convertible debentures in an aggregate amount of $3,000,000. The debentures mature in December 2004 and are convertible at any time prior to maturity into shares of Common Stock at a conversion price not to exceed $4.00. Unless the debentures are earlier converted, the Company shall make interest payments on the debentures for three years, and then payments of principal and interest until maturity.

         On February 2, 1996, the Company borrowed $750,000 from a commercial bank pledging a like amount of short-term investments as collateral. The loan proceeds were used to replace more expensive debt, mainly capital equipment leases, acquired with the acquisition of GM Engineering, Inc. ("GME"). On September 3, 1997, the loan was converted to a line of credit maturing September 1998 whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. The line of credit was paid in full in December 1997 with proceeds from the private placement described above. There was no outstanding balance on the line of credit at March 31, 1998.

         Capital expenditures were $33,000 during the first three months of 1998. The Company anticipates further capital expenditures as the Company's geographical expansion continues.

         Based upon the current level of operations, the Company believes that projected cash flow from operations plus the Company's cash from the realization of its current assets will be adequate to meet its anticipated requirements for working capital and capital expenditures during 1998. However, additional capital may be required in order for the Company to take advantage of any potential acquisition opportunities or to participate in future alliances or joint ventures. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms beneficial to the Company or at all.

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

RESULTS OF OPERATIONS

         For the three months ended March 31, 1998, the Company reported a net loss of $625,000 or $.09 per share. This compares with a net loss of $85,000 for the three months ended March 31, 1997. The increase in the net loss for the quarter was primarily caused by the Company's acceleration of the geographic expansion of its business activity and sales force as well as the increase in its distribution and sales support infrastructure to support such geographic expansion.

         Net sales increased 28% in the first quarter of 1998 as compared with the same period in 1997. Product sales were $4,083,000 for the first quarter of 1998 and $3,293,000 for the first quarter of 1997. These increases were due to continued sales growth throughout the Company and the launch of the new Dexterity(R) products. The Dexterity(R) Pneumo Sleeve and the Dexterity(R) Protractor were introduced at surgeon training sessions in February 1998, and sales commenced in March

1998. This new patented surgical method, Hand Assisted Laparoscopic Surgery
(HALS), allows the surgeon to insert one hand into the abdominal cavity while preserving pneumoperitoneum during laparoscopic surgery.

         Gross profit from product sales was $1,606,000 in the first quarter of 1998 versus $1,322,000 in the same period of 1997. The corresponding gross profit margins were 39 percent in 1998 and 40 percent in 1997.

         For the first quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure increased to $2,362,000 in 1998 from $1,424,000 in 1997. This increase is primarily due to the Company's expanded sales force which has grown by approximately 200% since March 31, 1997. The Company's new sales personnel undergo an intensive training program that initially increases expenses without a corresponding increase in revenues. The Company believes these training costs position it for the anticipated increase in product sales.

         Investment income represents interest earned on the Company's short-term investments. Therefore, investment income declined in the first quarter of 1998 from the first quarter of 1997 as the level of short-term investments declined from period to period.


                           PART II - OTHER INFORMATION




Item 1. Legal Proceedings - See Note 7 of Notes to Consolidated Financial Statements

Item 2.    Changes in Securities -  Not applicable

Item 3.    Defaults Upon Senior Securities -  Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders -  Not applicable

Item 5.    Other Information -  Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:
                Exhibit Number 11:   Computation of Earnings (Loss) Per Share
                                     (filed herewith)
                Exhibit Number 27:   Financial Data Schedule (filed herewith)

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




                                      LIFEQUEST MEDICAL, INC.
                                      -----------------------
                                      (Registrant)





Dated:   May 13, 1998                 By  /s/RANDALL K. BOATRIGHT
                                        ---------------------------
                                        Randall K. Boatright
                                        Interim President and Chief Executive
                                        Officer,
                                        Chief Financial Officer and Director
                                        (Principal Executive Officer and
                                        Principal Financial Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------

  11          Computation of Earnings

  27          Finacial Data Schedule