Form 10QSB
period 1998-06-30
LIFEQUEST MEDICAL INC
filed 1998-08-14
CIK 860131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998


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

       On August 7, 1998, there were outstanding 7,212,742 shares of Common Stock, $.001 par value, of the registrant.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX



                                                                                                   Page
PART I.  FINANCIAL INFORMATION

Item 1:           Consolidated Financial Statements - (Unaudited)

                  Consolidated Balance Sheets - December 31, 1997, and June 30, 1998                 3

                  Consolidated Statements of Operations - For the Three Months and Six Months
                      Ended June 30, 1997 and 1998                                                   4

                  Consolidated Statements of Cash Flows - For the Six Months Ended
                      June 30, 1997 and 1998                                                         5

                  Notes to Consolidated Financial Statements                                         7

Item 2:           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                     10



PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                 14

Item 2.           Changes in Securities                                                             14

Item 3.           Defaults Upon Senior Securities                                                   14

Item 4.           Submission of Matters to a Vote of Security Holders                               14

Item 5.           Other Information                                                                 15

Item 6.           Exhibits and Reports on Form 8-K                                                  15



SIGNATURES                                                                                          16

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,           June 30,
                                 ASSETS                                               1997                  1998
                                                                                -----------------        ----------
                                                                                                         (Unaudited)
 Current Assets:
      Cash and cash equivalents                                                     $  3,236,307         $  1,256,871
      Short-term investments                                                             144,682              146,403
      Accounts receivable (net of allowance for doubtful accounts of
          $256,362 in 1997 and $216,573 in 1998)                                       2,292,235            2,362,657
      Accounts receivable from related party                                              17,710               19,279
      Interest receivable                                                                  5,318                   --
      Inventories, net                                                                 1,745,523            1,708,165
      Prepaid and other assets                                                           172,209               35,409
                                                                                    ------------         ------------
                   Total current assets                                                7,613,984            5,528,784
                                                                                    ------------         ------------

 Property, Plant and Equipment                                                         1,541,376            1,610,050
      Less-accumulated depreciation                                                     (922,437)          (1,008,559)
                                                                                    ------------         ------------
                   Net property, plant and equipment                                     618,939              601,491

 Investments, at cost                                                                         --            2,202,500
 Intangible Assets:
      Deferred finance charges                                                           180,996              168,068
      Licensed technology rights                                                         441,358              441,358
      Goodwill, net                                                                    1,882,839            1,777,287
                                                                                    ------------         ------------

                   Total assets                                                     $ 10,738,116         $ 10,719,488
                                                                                    ============         ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                              $  2,605,366         $  2,145,735
      Accrued expenses                                                                   826,695              644,344
      Current portion of long-term debt and
          capital lease obligations                                                        6,838                4,318
                                                                                    ------------         ------------
                   Total current liabilities                                           3,438,899            2,794,397
                                                                                    ------------         ------------

 Convertible Debentures                                                                3,000,000            3,000,000
                                                                                    ------------         ------------

 Minority Interest                                                                       108,802              107,506
                                                                                    ------------         ------------

 Commitments and Contingencies (Note 7)
 Stockholders' Equity:
      Preferred Stock, $.001 par value; 2,000,000 shares authorized;
          no shares issued and outstanding                                                    --                   --
      Common stock, $.001 par value; 50,000,000 shares authorized;
          shares issued and outstanding: 6,653,883 (1997)
          and 7,212,742 (1998)                                                             6,654                7,213
      Additional paid-in capital                                                      21,576,854           22,925,313
      Deferred compensation                                                              (40,055)             (25,223)
      Accumulated deficit                                                            (17,353,038)         (18,089,718)
                                                                                    ------------         ------------

                   Total stockholders' equity                                          4,190,415            4,817,585
                                                                                    ------------         ------------

                   Total liabilities and stockholders' equity                       $ 10,738,116         $ 10,719,488
                                                                                    ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            Three Months                             Six Months
                                                           Ended June 30,                           Ended June 30,
                                                  -------------------------------         ----------------------------------
                                                      1997                1998                 1997                 1998
                                                  -----------         -----------         ------------         ------------
 Net Sales
      Product sales                               $ 3,067,900         $ 4,335,421         $  6,360,837         $  8,418,279
      Commissions earned                              230,946             307,881              359,127              594,464
                                                  -----------         -----------         ------------         ------------
                                                    3,298,846           4,643,302            6,719,964            9,012,743
                                                  -----------         -----------         ------------         ------------

 Cost And Expenses:
      Cost of sales                                 1,949,054           2,640,729            3,954,280            5,129,088
      Selling, general and administrative           2,015,381           2,358,972            3,430,185            4,708,963
      Depreciation and amortization                    98,969              99,803              200,519              197,798
                                                  -----------         -----------         ------------         ------------

                                                    4,063,404           5,099,504            7,584,984           10,035,849
                                                  -----------         -----------         ------------         ------------

 Loss From Operations                                (764,558)           (456,202)            (865,020)          (1,023,106)
                                                  -----------         -----------         ------------         ------------

 Other Income (Expense):
      Gain on sale of assets                               --             411,017                   --              411,017
      Investment income                                36,968               7,704               67,325               21,343
      Interest expense                                (15,376)            (75,132)             (29,171)            (148,229)
      Other                                            28,826                  --               28,925                   --
                                                  -----------         -----------         ------------         ------------

 Net Loss Before Minority Interest                   (714,140)           (112,613)            (797,941)            (738,975)

 Minority Interest in Net Loss (Income) of
      Consolidated Subsidiary                           3,938                 750                2,541                2,295
                                                  -----------         -----------         ------------         ------------

 Net Loss                                         $  (710,202)        $  (111,863)        $   (795,400)        $   (736,680)
                                                  ===========         ===========         ============         ============

 Basic and Diluted Loss Per Share of
      Common Stock                                $      (.11)        $      (.02)        $       (.13)        $       (.11)
                                                  ===========         ===========         ============         ============

 Weighted Average Shares Used In
      Computing Basic and Diluted Loss
      Per Share of Common Stock                     6,294,064           6,846,853            6,224,072            6,776,356
                                                  ===========         ===========         ============         ============



              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Six Months
                                                                                Ended June 30,
                                                                        -------------------------------
                                                                            1997                1998
                                                                        -----------         -----------
 Cash Flows From Operating Activities:
 Net Loss                                                               $  (795,400)        $  (736,680)
 Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities -
        Depreciation and amortization                                       200,519             197,798
        Amortization of deferred finance charges                                 --              12,928
        Deferred compensation                                                    --              14,832
        Loss on disposal of fixed assets                                         --                 400
        Minority interest in net loss of consolidated subsidiary             (2,541)             (2,295)
        Changes in operating assets and liabilities-
           Increase in accounts receivable, net                            (160,147)            (70,422)
           Increase in accounts receivable from related party                (5,934)             (1,569)
           Decrease in interest receivable                                   42,273               5,318
           Decrease (increase) in inventories, net                          (31,700)             37,358
           Decrease in prepaid and other assets                              46,770              29,518
           Increase (decrease) in accounts payable                          272,892            (459,631)
           Decrease in accrued expenses                                    (103,512)           (182,351)
                                                                        -----------         -----------

         Net cash provided by (used in) operating activities               (536,780)         (1,154,796)
                                                                        -----------         -----------

 Cash Flows From Investing Activities:
     Additions to property and equipment                                   (102,005)            (74,199)
     Investment in affiliate                                                     --          (1,000,000)
     Purchases of investments                                            (2,004,353)           (146,403)
     Investment maturities                                                2,858,324             144,682
                                                                        -----------         -----------

 Net cash provided by (used in) investing activities                        751,966          (1,075,920)
                                                                        -----------         -----------

 Cash Flows From Financing Activities:
     Proceeds from exercise of stock options                                131,426             253,800
     Payments on long-term debt and capital lease obligations               (24,910)             (2,520)
     Dividends paid by acquired entity                                      (34,844)                 --
                                                                        -----------         -----------

         Net cash provided by financing activities                           71,672             251,280
                                                                        -----------         -----------

 Net increase (decrease) in cash and cash equivalents                       286,858          (1,979,436)
 Cash and cash equivalents, beginning of period                             294,143           3,236,307
                                                                        -----------         -----------

 Cash and cash equivalents, end of period                               $   581,001         $ 1,256,871
                                                                        ===========         ===========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                   (Unaudited)



                                                                                  Six Months
                                                                                Ended June 30,
                                                                       -------------------------------
                                                                           1997               1998
                                                                       -------------        ----------
 Supplemental Disclosures Of Cash Flow Information:
        Cash paid during the period for -
           Interest                                                    $      23,301        $  134,086
           Income taxes                                                           --                --

 Noncash investing and financing activities -
        Issuance of common stock for ownership interest in cost        $          --        $1,202,500
           method investee
        Cancellation of options issued under consulting                           --           107,282
           arrangement





              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1998



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of LifeQuest Medical, Inc. (the "Company"), its four operating divisions, the Company's 82% ownership interest in ValQuest Medical, Inc., and Canwell Surgical, Inc., a corporate joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation. In January 1998, the Company paid $1,000,000 to acquire 19.3 percent of the stock of TFX Holding Co. ("TFX"). TFX, an affiliate of Teleflex, Inc., is a newly formed entity. In March 1998, the Company launched distribution of certain patented devices owned by TFX. The Company accounts for its investment in TFX under the cost method of accounting as it is unable to exercise significant influence over the operating and financial policies of TFX. In June 1998, the Company issued 370,000 shares of common stock at a per share price of $3.25 with an aggregate value of $1,202,500 in exchange for approximately four percent (4%) of the ownership interests of Ana-Tech, L.L.C. (Ana-Tech) pursuant to a subscription agreement dated June 9, 1998. At the same time, Ana-Tech, L.L.C. sold ownership interests for cash to third parties at the same unit price. The Company accounts for the investment in Ana-Tech using the cost method of accounting. The Company also has entered into an Assignment Agreement dated June 30, 1998 with Ana-Tech, L.L.C., pursuant to which the Company assigned all of its rights, duties and obligations under its Osteoport(R) device patent license agreement. As consideration for such assignment, the Company received $600,000 cash and will receive a five percent (5%) royalty on future gross sales of the Osteoport(R) device. The assignment resulted in a gain of $411,000. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1997, included in the Company's Form 10-KSB. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Product sales are recognized upon the shipment of products to customers. Commissions earned are recognized when customer orders are placed with product suppliers. The retail values of product and commission sales for the three months ended June 30, 1997 and 1998 were approximately $4.5 million and $5.8 million, respectively. The retail values of product and commission sales for the six months ended June 30, 1997 and 1998 were approximately $8.5 million and $11.1 million, respectively. These include product sales as well as the gross sales value of products for which the Company receives commissions.


NOTE 3 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three months and the six months ended June 30, 1997 and 1998, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 - INVENTORIES

         Inventories are summarized as follows:

                        December 31,         June 30,
                           1997                1998
                        -----------         -----------
 Raw materials          $   328,375         $   335,336
 Work-in-process             18,557              28,274
 Finished Goods           1,579,551           1,525,515
 Allowances                (180,960)           (180,960)
                        -----------         -----------
                        $ 1,745,523         $ 1,708,165
                        ===========         ===========


NOTE 5 - ACQUISITIONS

Effective June 1997, Trimedica, Inc. ("Trimedica") was acquired by the Company for an aggregate of 57,143 shares of common stock. The transaction was accounted for using the pooling-of-interests accounting method. The net sales and net income of Trimedica prior to the date of acquisition that have been included in the consolidated statement of operations for the three months ended June 30, 1997 were $67,559 and $19,324 respectively. The net sales and net income of Trimedica prior to the date of acquisition that have been included in the consolidated statement of operations for the six months ended June 30, 1997 were $148,464 and $49,230 respectively.

Effective September 1997, W. H. Bookwalter and Associates, Inc. ("Bookwalter") was acquired by the Company for an aggregate of 466,473 shares of common stock. The transaction was accounted for using the pooling-of-interests accounting method. The net sales and net (loss) of Bookwalter prior to the date of acquisition that have been included in the consolidated statement of operations for the three months ended June 30, 1997 were $645,682 and ($45,131) respectively. The net sales and net (loss) of Bookwalter prior to the date of acquisition that have been included in the consolidated statement of operations for the six months ended June 30, 1997 were $1,236,571 and ($90,340) respectively.


NOTE 6 - EQUITY TRANSACTIONS

During the three months ended June 30, 1998, the Company granted 300,000 options to purchase common stock of the Company to various employees with exercise prices ranging from $4.00 per share to $4.375 per share. The option exercise prices were determined by the market value per share on date of grant. These options vest over a four year period and expire ten years from date of grant.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

In June 1998, a case was filed in the State Court of Fulton County, Georgia, alleging that the Company breached a distribution agreement with the plaintiff. The plaintiff asserts damages of approximately $400,000, plus unspecified "consequential" damages. The Company is contesting the plaintiff's claims and intends to defend itself vigorously. The Company has filed a counterclaim against the plaintiff and removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division.

The Company is also a party to claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party, including the case described above, would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the interim period in which such resolution occurred.

NOTE 8 - PURCHASE BUSINESS COMBINATION ENTRIES

During the second quarter of 1997, the Company determined that approximately $700,000 of accrued liabilities that had been recorded in connection with the Val-U-Med acquisition in December 1996 were not required and the liabilities and selling, general and administrative expenses were reduced by a corresponding amount during the three months ended June 30, 1997. Under purchase business combination accounting, liabilities which were established on the date of acquisition that are ultimately deemed unnecessary should result in a reduction of the liability with a corresponding reduction in goodwill. During the fourth quarter of 1997, the Company recognized approximately $700,000 in selling, general and administrative expenses with a corresponding reduction in goodwill to reflect the appropriate accounting treatment related to these liabilities. The accompanying interim consolidated results of operations have been revised for the three months and six months ended June 30, 1997 to reflect the accounting treatment reflected in the 1997 year-end financial statements.


NOTE 9 - CONVERTIBLE DEBENTURES

In December 1997, the Company sold 250,000 shares of its common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance) in a private placement for proceeds of $1,000,000 and placed $3,000,000 in 9 percent Convertible Debentures (Debentures) with Renaissance. The Debentures require monthly payments of interest, and unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debenture agreement contains various affirmative and negative covenant requirements and the maintenance of certain financial ratios and the Debentures are secured by substantially all assets of the Company. At December 31, 1997, the Company was in compliance with all of the covenants of the Debentures. The Company has obtained waivers to suspend certain affirmative financial covenant requirements for each of the quarters in the year ending December 31, 1998. Management of the Company, based upon forecast operations, believes that it will be able to maintain compliance with all of the covenant requirements during 1999 and beyond. If the Company is unable to comply with such requirements in the future, the Company could be found to be in technical default under the Debentures, and Renaissance would have the right to demand immediate repayment of the entire amount outstanding. There can be no assurances that the Company will be able to maintain future compliance with all of the covenant requirements under the Debentures and failure to do so could have a material adverse effect on the Company's financial position. The following table shows the principal maturities of the Debentures as of December 31, 1997:


                 1998                                    $         --
                 1999                                              --
                 2000                                          30,000
                 2001                                         335,000
                 2002                                         300,000
             Thereafter                                     2,335,000
                                                         ------------
                  Total                                  $  3,000,000
                                                         ============

The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of the Company's common stock. As a result of certain equity transactions during 1998, the conversion price per share was reduced from $4 to $3.25. The conversion price is subject to further downward revision in connection with the preferred stock placement discussed in Note 10. The Debentures are also subject to a one-time adjustment to the conversion price whereby the price will be reduced if the Company does not achieve certain financial objectives during 1998 and the current market price, as defined in the Debenture agreement, following the Company's public release of its 1998 financial results is less than $4 per share. The provisions of the Debenture agreement provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events including delisting of the Company's common stock and certain "change of control" provisions, as defined in the Debenture agreement, as they relate to the Company. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debentures.


NOTE 10 - SUBSEQUENT EVENT

On August 11, 1998, pursuant to the terms of a private placement, the Company issued to two affiliates of Renaissance Capital Group, Inc. and certain individuals, including an Officer of the Company, an aggregate of 1,170 shares of 8% Series

A Cumulative Convertible Preferred Stock (the "Series A Preferred") at a per share purchase price of $1,000. The Series A Preferred is convertible into an aggregate of 585,000 shares of Common Stock (subject to adjustment) at a conversion price not to exceed $2.00.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Certain statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 2 regarding LifeQuest Medical, Inc. and its subsidiaries' and affiliates' (collectively, the "Company") financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the Company's ability to manufacture, market and distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, in the Company's Registration Statement on Form S-3 filed with the Security and Exchange Commission ("SEC") on April 16, 1998, and in the Company's annual, quarterly and other reports filed with the SEC (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues. As of June 30, 1998, the Company had an accumulated deficit of approximately $18.1 million. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

         Effective January 1, 1998, the Company merged all of its wholly owned subsidiaries with and into the Company. In conjunction with this upward merger, the Company created four new operating divisions: Endo-Surgery, Surgical Systems, Med-Service, and Technologies.

         In December 1997, the Company entered into an agreement to acquire approximately 20 percent of the stock of TFX Holding Co. ("TFX") for $1,000,000 which was paid in January 1998. TFX owns the patented Dexterity(R) Pneumo Sleeve and Dexterity(R) Protractor products.

         In December 1997, the Company and Canwell Medical, Inc. formed Canwell Surgical, Inc. ("Canwell") for the purpose of selling minimally invasive surgical products in China and other Asian countries. The Company and Canwell Medical, Inc. each own 50% of the ownership interests of Canwell. Through June 30, 1998, the Company has loaned approximately $115,000 to Canwell for working capital requirements. The loan is unsecured and bears interest at 9 percent per annum with the principal maturing in January 2000. The Company is currently in the process of terminating Canwell as part of the Company's central focus on the U.S. markets.

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

LIQUIDITY AND CAPITAL RESOURCES

         On August 11, 1998, pursuant to the terms of a private placement, the Company issued to two affiliates of Renaissance Capital Group, Inc. and certain individuals, including an Officer of the Company, an aggregate of 1,170 shares of 8% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred") at a per share purchase price of $1,000. The Series A Preferred is convertible into shares of Common Stock at a conversion price not to exceed $2.00.

         At June 30, 1998, the Company had current assets of $5,529,000 and current liabilities of $2,794,000 resulting in working capital of $2,735,000. This compares to a working capital position of $4,175,000 at December 31, 1997. The decline in working capital is primarily due to the Company's net loss and its $1,000,000 investment in the common stock of TFX.

         Pursuant to a Subscription Agreement dated June 9, 1998, the Company issued 370,000 shares of the Company's Common Stock, at a per share price of $3.25, with an aggregate value of $1,202,500 in exchange for approximately four percent (4%) of the ownership interests of Ana-Tech, L.L.C. At the same time, Ana-Tech, L.L.C. sold ownership interests for cash to third parties at the same unit price. The Company also has entered into an Assignment Agreement dated June 30, 1998 with Ana-Tech, L.L.C., pursuant to which the Company assigned all of its rights, duties and obligations under its Osteoport(R) device patent license agreement. As consideration for such assignment, the Company received $600,000 cash and will receive a five percent (5%) royalty on future gross sales of the Osteoport(R) device. The assignment resulted in a gain of $411,000.

         Pursuant to the terms of a private placement in December 1997, the Company issued to two affiliates of Renaissance Capital Group, Inc. an aggregate of (i) 250,000 shares of Common Stock at a per share purchase price of $4.00, and (ii) 9% convertible debentures in an aggregate amount of $3,000,000. The debentures mature in December 2004 and are convertible at any time prior to maturity into shares of Common Stock at an initial conversion price not to exceed $4.00. At June 30, 1998, the conversion price was $3.25 as a result of antidilution provisions and is subject to further downward revision in connection with the preferred stock placement discussed above. Unless the debentures are earlier converted, the Company shall make interest payments on the debentures for three years, and then payments of principal and interest until maturity.

         On February 2, 1996, the Company borrowed $750,000 from a commercial bank pledging a like amount of short-term investments as collateral. The loan proceeds were used to replace more expensive debt, mainly capital equipment leases, acquired with the acquisition of GM Engineering, Inc. ("GME"). On September 3, 1997, the loan was converted to a line of credit maturing September 1998 whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. The line of credit was paid in full in December 1997 with proceeds from the December 1997 private placement described above. There was no outstanding balance on the line of credit at June 30, 1998.

         Capital expenditures were $74,000 during the first six months of 1998. The Company anticipates further capital expenditures as the Company's geographical expansion continues.

         Based upon the current level of operations, the Company believes that projected cash flow from operations plus the Company's cash from the realization of its current assets will be adequate to meet its anticipated requirements for working capital and capital expenditures through 1998. However, additional capital may be required in order for the Company to take advantage of any potential acquisition opportunities or to participate in future alliances or joint ventures. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms beneficial to the Company or at all.

RESULTS OF OPERATIONS

         For the three months ended June 30, 1998, the Company reported a net loss of $112,000 or $.02 per share. This compares with a net loss of $710,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, the Company reported a net loss of $737,000 versus a net loss of $795,000 for the comparable period of 1997. The improvement in reported results for 1998 was primarily due to an increase in net sales and gross profit margins. The net losses for the three months and six months ended June 30, 1998 included an approximate $400,000 gain on the sale of the Osteoport(R) device as previously discussed.

         Product sales increased 41% in the second quarter 1998 and 32% in the first six months of 1998 as compared with the same periods in 1997. Product sales were $4,335,000 for the second quarter of 1998 and $3,067,900 for the second quarter of 1997. Product sales for the first six months of 1998 and 1997 were $8,418,000 and $6,361,000 respectively. These increases were due to continued sales growth throughout the Company within existing product lines and sales generated by the Dexterity(R) product line which was added in March 1998.

         Commission sales increased 33% in the second quarter 1998 and 66% in the first six months of 1998 as compared with the same periods in 1997. Commission sales were $308,000 in the second quarter of 1998 and $231,000 in the second quarter of 1997. Commission sales for the first six months of 1998 and 1997 were $594,000 and $359,000 respectively. The increase in commission sales reflects the continuing acquisition of new product representations and new sales territories within existing product lines.

         Gross profit from product sales in the second quarter was $1,695,000 in 1998 versus $1,119,000 in 1997. The corresponding gross profit margins were 39% in 1998 and 36% in 1997. For the six months ended June 30, gross profit was $3,289,000 or 39% in 1998 and $2,407,000 or 38% in 1997. The increase in margins is a result of the realization of the efficiencies incurred through expanding volumes and economies of scale.

         For the second quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, increased to $2,359,000 in 1998 from $2,015,000 in 1997. For the first six months of 1998, these expenses increased 37% from $3,430,000 to $4,709,000. These increased costs reflect higher sales commissions due to the acquisition of new product representations and new sales territories within existing product lines.

         Investment income represents interest earned on the Company's short-term investments. Therefore, investment income declined from $67,000 in 1997 to $21,000 in 1998 as the level of short-term investments declined from year to year.

         The minority interest in net loss of consolidated subsidiary reflects the minority ownership share of ValQuest's operations.

         The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to December 31, 1999, such systems may not properly recognize date-sensitive information and could generate erroneous data or cause a system to fail to operate properly. Based on current information, the Company expects to attain year 2000 compliance and institute appropriate testing of its modifications and replacements in a timely fashion and in advance of the year 2000 date change. It is anticipated that modification or replacement of the Company's Programs and Systems will be performed in-house by company personnel.

         The Company believes that, with modifications to existing software and conversions to new software, the year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Management of the Company currently anticipates that the expenses and capital expenditures associated with its year 2000 compliance project, including costs associated with modifying the Programs and Systems as well as the cost of purchasing or leasing certain hardware and software, will not have a material effect on its business, financial condition or results of operations and are expenses and capital expenditures the Company anticipated incurring in the ordinary course of business regardless of the year 2000 problem. Purchased hardware and software has been and will continue to be capitalized in accordance with normal policy. Personnel and other costs related to this process are being expensed as incurred.

         The costs of year 2000 compliance and the expected completion dates are the best estimates of Company management and are believed to be reasonably accurate. In the event the Company's plan to address the year 2000 problem is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition and results of operations. Problems encountered by the Company's vendors, customers and other third parties also may have a material adverse effect on the Company's financial condition and results of operations.

         In the event the Company determines, following the year 2000 date change, that its Programs and Systems are not year 2000 compliant, the Company will likely experience considerable delays in processing customer orders and invoices, compiling information required for financial reporting and performing various administrative functions. In the event of such occurrence, the Company's contingency plans call for it to switch vendors to obtain hardware and/or software that is year 2000 compliant, and until such hardware and/or software can be obtained, the Company will plan to use non-computer systems for its business, including information management services and financial reporting, as well as its various administrative functions.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings - See Note 7 of Notes to Consolidated Financial Statements

Item 2.    Changes in Securities

           (a) On August 11, 1998, pursuant to the terms of a private placement, the Company issued to two affiliates of Renaissance Capital Group, Inc. and certain individuals, including an Officer of the Company, an aggregate of 1,170 shares of 8% Series A Cumulative Convertible Preferred Stock (the "Series A Preferred") at a per share purchase price of $1,000. The Series A Preferred is convertible into an aggregate of 585,000 shares of Common Stock (subject to adjustment) at a conversion price not to exceed $2.00. Dividends cumulatively accrue on the Series A Preferred at a rate of $80 per annum per share. So long as any accrued dividends on Series A Stock are unpaid, no dividends may be declared on Common Stock. The holders of Series A Stock shall be entitled, upon a liquidation of the Company, to receive $1,000 per share of Series A Stock, plus all accrued and unpaid dividends. The holders of the Series A Stock have the right to one vote per share of Series A Stock on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66-2/3% of the shares of Series A Stock then outstanding is required to materially amend the Certificate of Incorporation or Bylaws of the Company. In the event two quarterly dividends on the Series A Stock shall be in arrears, the holders of the Series A Stock have the right to elect or designate two directors of the Company.

           (b) Not applicable

           (c) Pursuant to a Subscription Agreement (the "Agreement") dated June 9, 1998 between the Company and Ana-Tech, L.L.C. a Nevada limited liability company ("Ana-Tech"), the Company issued 370,000 shares of common stock, $.001 par value ("Common Stock"), to Ana-Tech in exchange for approximately four percent (4%) of the ownership interests of Ana-Tech. The Common Stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Section 4(2) of the Securities Act and Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission. The Company relied upon certain representations and warranties of Ana-Tech, including, among other things, as to its status as an accredited investor (as that term is defined in Rule 501(a) of Regulation D), and that the Common Stock was acquired solely for its own account for investment and not with a view to distribution.


Item 3.    Defaults Upon Senior Securities -  Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           (a)     The Annual Meeting of Stockholders was held on May 19, 1998.

           (b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

                  Randall K. Boatright                        Robert B. Johnson
                  Robert L. Evans                             Jeffrey H. Berg
                  Richard H. Klein                            Kalford C. Fadem
                  William H. Bookwalter

                  (c) (1) The directors named in (b) above were elected by the following votes:

                     NAME                           NO. OF VOTES FOR         SHARES WITHHELD
                     ----                           ----------------         ---------------
                     Richard H. Klein                    5,107,632                   61,700
                     Robert L. Evans                     5,107,632                   61,700
                     Randall K. Boatright                5,107,132                   62,200
                     Robert B. Johnson                   5,107,632                   61,700
                     Jeffrey H. Berg                     5,107,632                   61,700
                     Kalford C. Fadem                    5,107,632                   61,700
                     William H. Bookwalter               5,107,632                   61,700


                           (2) With respect to the proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock to 50,000,000, it was approved as 4,834,090 shares of Common Stock were voted "For", 327,722 shares were voted "Against", and 7,520 shares abstained from voting.

                           (3) Regarding the appointment of the independent public accountants, 4,841,329 voted for the ratification of the appointment of the accounting firm of Arthur Andersen LLP as the Company's independent accountants for 1998. The number of shares that voted against the ratification was 8,430 and the holders of 319,573 shares abstained from voting.

Item 5.   DEADLINE FOR SUBMISSION OF STOCKHOLDER PROPOSALS

          The deadline for submission of stockholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"), for inclusion in the Company's proxy statement for its 1999 annual meeting of stockholders is December 14, 1998. After February 27, 1999, notice to the Company of a stockholder proposal submitted otherwise than pursuant to Rule 14a-8 will be considered untimely, and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual meeting of Stockholders may exercise discretionary authority voting power with respect to any proposal as to which the Company does not receive timely notice.





Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit 3.1* Restated Certificate of Incorporation of the Company

                Exhibit 10.1* Employment Agreement dated April 1, 1998 between the Company and Randall K. Boatright

                Exhibit 10.2* Employment Agreement dated May 11, 1998 between the Company and Richard A. Woodfield

                Exhibit 10.3        Non-Qualified Stock Option Agreement
                                    dated May 11, 1998 between the Company and Richard A. Woodfield (incorporated herein by reference herein to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed August 4, 1998)

                Exhibit 10.4* Subscription Agreement dated June 9 1998 between the Company and Ana-Tech, L.L.C.

                Exhibit 10.5* Series A Cumulative Convertible Stock Purchase Agreement dated August 11, 1998, among the Company, Renaissance Capital Growth and Income Fund III, Inc. and Renaissance U.S.
                                    Growth & Income Trust, PLC.

                Exhibit 10.6* Series A Cumulative Convertible Preferred Stock Purchase Agreement dated August 11, 1998 among the Company, Richard A. Woodfield and R. Michael Yates

                Exhibit 11*         Computation of Earnings (Loss) Per Share

                Exhibit 27.1* Financial Data Schedule for the six months ended June 30, 1998

                Exhibit 27.2* Financial Data Schedule for the six months ended June 30, 1997

           (b) Reports on Form 8-K:

                Form 8-K dated June 30, 1998 described the Subscription Agreement dated June 9, 1998 and the Assignment Agreement dated June 30, 1998 between the Company and Ana-Tech, L.L.C.


*Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         LIFEQUEST MEDICAL, INC.
                                         (Registrant)




Dated:   August 13, 1998                By /s/ RICHARD A. WOODFIELD
                                                --------------------------------
                                                Richard A. Woodfield
                                                President and Chief Executive
                                                  Officer
                                                (Principal Executive Officer)



Dated:   August 13, 1998                By /s/ RANDALL K. BOATRIGHT
                                                --------------------------------
                                                Randall K. Boatright
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX

                Exhibit No.                 Description
                -----------                 -----------
                Exhibit 3.1* Restated Certificate of Incorporation of the Company

                Exhibit 10.1* Employment Agreement dated April 1, 1998 between the Company and Randall K. Boatright

                Exhibit 10.2* Employment Agreement dated May 11, 1998 between the Company and Richard A. Woodfield

                Exhibit 10.3        Non-Qualified Stock Option Agreement
                                    dated May 11, 1998 between the Company and Richard A. Woodfield (incorporated herein by reference herein to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed August 4, 1998)

                Exhibit 10.4* Subscription Agreement dated June 9 1998 between the Company and Ana-Tech, L.L.C.

                Exhibit 10.5* Series A Cumulative Convertible Stock Purchase Agreement dated August 11, 1998, among the Company, Renaissance Capital Growth and Income Fund III, Inc. and Renaissance U.S.
                                    Growth & Income Trust, PLC.

                Exhibit 10.6* Series A Cumulative Convertible Preferred Stock Purchase Agreement dated August 11, 1998 among the Company, Richard A. Woodfield and R. Michael Yates

                Exhibit 11*         Computation of Earnings (Loss) Per Share

                Exhibit 27.1* Financial Data Schedule for the six months ended June 30, 1998

                Exhibit 27.2* Financial Data Schedule for the six months ended June 30, 1997



*Filed herewith