Form 10KSB/A
period 1997-12-31
LIFEQUEST MEDICAL INC
filed 1998-11-13
CIK 860131

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ------------


                                FORM 10-KSB/A


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

                                ------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $.001 par value
                                (TITLE OF CLASS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]   NO [ ].

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB [X]

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                                    FORM 10-KSB PART
                   --------                                    ----------------
Definitive Proxy Statement for 1998 Annual Meeting     Part III, Items 9, 10, 11 and 12

Transitional Small Business Disclosure Format.  YES [ ]   NO [X].

===============================================================================

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


GENERAL


         LifeQuest Medical, Inc. (the "Company") and its subsidiary ValQuest Medical, Inc. are engaged in the development, manufacture and distribution of instruments, equipment and surgical supplies used in minimally invasive surgery ("MIS"). A glossary of technical terms used herein can be found on page 17 of this Form 10-KSB.


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


         The Pneumo Sleeve is a device that allows the surgeon to insert one hand into the abdominal cavity while preserving pneumoperitoneum during laparoscopic surgery. This new surgical modality, called Hand Assisted Laparoscopic Surgery (HALS), is a hybrid between open and laparoscopic surgery. This enabling technology is expected to greatly increase the number of advanced minimal access surgeries as well as the number of surgeons who perform these procedures. According to the Private Placement Memorandum (the "PPM") prepared by or on behalf of TFX, the U.S. market potential for the Dexterity(R) Pneumo Sleeve is estimated at more than 580,000 procedures annually, including digestive tract surgery, urinary tract surgery, organ transplants, cancer surgery and vascular surgery. This translates into an estimated $600 million U.S. market for Dexterity(R) procedural kits, which include accessory devices such as hand-held surgical instruments.

         In addition to being used with the Dexterity(R) Pneumo Sleeve, the Dexterity(R) Protractor is used as a stand- alone product for open surgery, providing atraumatic retraction and wound protection. According to the PPM, the market potential for the Dexterity(R) Protractor is estimated at 2.4 million surgical procedures per year in the United State, representing a dollar market potential in excess of $200 million.


         The Company believes the potential exists for significant market penetration by the Dexterity(R) products, and that sales of the Company's existing product lines should benefit from these product introductions. The Company expects that these products, along with the surgical clip applier discussed below, shall become integral components of LifeQuest's Lapro-PAK surgical procedure kits.

         Canwell Surgical, Inc.


         In December 1997 the Company and Canwell Medical, Inc., a Canadian corporation ("Canwell Medical"), established a joint venture, Canwell Surgical, Inc. ("Canwell"), owned equally by the Company and Canwell Medical. In August 1998, the Company made the determination to dissolve Canwell in order to focus on U.S. markets.


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


         In connection with the acquisition of KMI, the Company obtained the option to acquire the exclusive U.S. distribution rights to a patented state-of-the-art clip applier which management believes is superior to currently available clip appliers. The 5mm clip applier is less invasive than the 10mm clip appliers which currently dominate the U.S. market. LifeQuest plans to exercise such option and introduce this product as soon as the supplier's manufacturing assembly line preparations are complete, which the Company estimates will be in the fourth quarter of 1998. Clip appliers are crucial instruments for surgeons working in the abdomen and chest because they provide the simplest, quickest and most effective means of occluding structures such as small blood vessels and ducts, thus decreasing total surgical and anesthesia time.

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

         The primary trend in the industry is toward cost containment. Payors and managed care organizations have been able to exercise greater influence through managed treatment and hospitalization patterns, including a shift from reimbursement on a retrospective basis to prospective limits for patient treatment. Hospitals have been severely impacted by the resulting cost restraints and are competing for business and becoming more sophisticated in management and marketing. The increasing use of managed care, centralized purchasing decisions, consolidations among hospitals and hospital groups, and integration of health care providers, are continuing to affect purchasing patterns in the health care system. Purchasing decisions are often shared by a coalition of surgeons, nursing staff, and hospital administrators, with purchasing decisions taking into account whether a product reduces the cost of treatment and/or attracts additional patients to a hospital. All of these factors, along with competition, have contributed to continuing reductions in prices for the Company's products and, in the near term, to slower acceptance of more advanced surgical procedures in which the Company's products are used, given hospital and surgeon concerns as to the costs of training and reimbursement by payors. In addition, the primary care physician is expected to exercise significant influence on referrals of patients for surgical procedures under managed care.

         The Company could potentially benefit from this focus on cost containment and on managed care. MIS decreases operating room time including anesthesia and patient recovery time and is highly cost effective. Doctors, patients, employers and payors all value decreased patient recovery time. This could lead to potential increases in volume as minimally invasive procedures are selected over alternative techniques. However, an undue focus on discrete costs or similar limits which fail to consider the overall value of these advanced procedures could adversely impact the Company. Some hospitals may also lose per night revenues through reduced post-operative care requirements as to procedures performed by MIS, which could influence their analysis of acceptance of newer procedures. The Company is adapting itself to this environment by promoting the cost effectiveness of its products, by striving to efficiently produce and/or distribute the highest quality products at the lowest cost, and by assisting hospitals and payors in achieving meaningful cost reductions for the health care system while retaining the quality of care permitted by the Company's products.


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

BUSINESS STRATEGY


         The Company plans to utilize the combined capabilities of Trimedica, Bookwalter and Medex Surgical to expand its geographical coverage in the U.S. and add significant new products to its existing line through internal development, licensing and acquisition. In 1997, the combined distribution coverage of the Company included 32 U.S. states and one Canadian province. Management intends to add a significant number of direct sales representatives in 1998 to achieve national distribution coverage. The table below set forth the Company's sales force distribution as of August 15, 1998:

                           SALES FORCE DISTRIBUTION



           STATE                                          SALES REPRESENTATIVES

         Colorado                                                    3
         Connecticut                                                 1
         Florida                                                     3
         Georgia                                                     4
         Illinois                                                    3
         Indiana                                                     2
         Iowa                                                        1
         Louisiana                                                   1
         Massachusetts                                               2
         Maryland                                                    1
         Michigan                                                    1
         Minnesota                                                   1
         Mississippi                                                 1
         New York                                                    1
         North Carolina                                              1
         North Dakota                                                1
         New Hampshire                                               1
         Oklahoma                                                    1
         South Carolina                                              1
         Tennessee                                                   2
         Texas                                                      14
         Virginia                                                    2
         Washington                                                  1
         Wisconsin                                                   3
                                                                   ---
         Total                                                      52

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

PRODUCTS SUPPLY: DEPENDENCE ON KEY SUPPLIERS


         The ability of the Company to obtain particular products or product lines in the required quantities to fulfill customer orders for MIS devices on a timely basis is critical to the Company's success. In most cases, the Company has no guaranteed price or delivery agreements with its MIS device suppliers. As a result, the Company may experience short-term inventory shortages. In addition, manufacturers of MIS devices who currently distribute their products through the Company may decide to distribute, or to substantially increase their existing distribution through other distributors, their own dealer networks, or directly to resellers. The Company's primary supplier, Origin MedSystems, Inc., provided products which accounted for 38% of the Company's revenues in 1997 and 42% of the Company's revenues through June 30, 1998. The Company is a party to a distribution agreement with such supplier which terminates in May 1999. There can be no assurance that the Company will be able to renew the distribution agreement with its primary supplier and the failure to do so will have an adverse impact on the Company's business, financial condition and results of operations. There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill the Company's customer orders on a timely basis or that the Company will be able to obtain particular products or that a product line currently offered by suppliers will continue to be available. Failure of the Company to obtain particular products or product lines in the required quantities or to fulfill customer orders on a timely basis could have a material adverse effect on its business, financial condition or results of operation.

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

DEPENDENCE UPON INDEPENDENT SHIPPING COMPANIES


         The Company relies heavily on arrangements with independent shipping companies for the delivery of its products. In order to meet customer demand, products are shipped from suppliers through independent shipping companies. Currently, the Company's management estimates that United Parcel Service ("UPS") delivers approximately 90% of the Company's products to its customers. The termination of the Company's relationship with UPS, or the failure of one or more other independent shipping companies to deliver products from suppliers to the Company or products from the Company to its customers could have a material adverse effect on the Company's business, financial condition or results of operations. For instance, another employee work stoppage at UPS or an employee work stoppage or slow-down at one or more of these independent shipping companies could materially impair the shipping company's ability to perform the services required by the Company. There can be no assurance that the services of these independent shipping companies will continue to be available to the Company on terms as favorable as those currently available or that these companies will choose or be able to perform the required shipping services for the Company.


DEPENDENCE ON KEY PERSONNEL


         The success of the Company will be largely dependent on the efforts of a number of key management and technical personnel, including Richard A. Woodfield, President and Chief Executive Officer of the Company and Randall K. Boatright, Executive Vice-President, Chief Financial Officer and Secretary of the Company. The Company has entered into employment agreements with each of Mr. Woodfield and Mr. Boatright. The Company does not maintain key man life insurance on either Mr. Boatright or Mr. Woodfield. The loss of the services of one or more key employees could have an adverse effect on the Company. The Company believes that its future success will depend in large part upon its ability to hire and retain suitable operating, marketing, financial and technical personnel. The competition for qualified personnel in the medical device industry is intense and, accordingly, there can be no assurance that the Company will be able to hire or retain necessary personnel.

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


         From its inception through 1996, the Company focused its efforts on research and development of certain proprietary technologies which the Company was developing in an effort to bring such technologies to the marketplace. In 1996, the Company decided to reduce continuing investment in research and development related to such technologies and to focus its efforts on distributing MIS devices. Accordingly, during the last two fiscal years, the Company has continued to decrease its engagement in company sponsored research and development, and in fiscal 1997, eliminated virtually all expenditures in this area. The Company intends to develop new products for manufacturing through acquisition or by entering into private manufacturing agreements.
There can be no assurance that the Company will be able to acquire new products for manufacturing or enter into any private manufacturing agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."





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

         Most medical instruments introduced to the United States market are required by the FDA, as a condition of marketing, to secure either clearance of a premarket notification pursuant to Section 510(k) of the FDC Act (a "510(k) Notification") or an approved PMA. Obtaining PMA can take several years. In contrast, the process of obtaining a 510(k) Notification clearance requires the submission of substantially less data and generally involves a shorter review period. The Company has received 510(k) Notifications for the following products:



         510(k) Number       Description
         -------------       -----------
         K930756             Endo Aid Aspiration Irrigation Device
         K942703             Disposable and Reusable Trocar Disposable and Reusable
                             Light Cannula System
         K974139             LQET Cannula/Trocar System
         K934035             Monopolar Cautery/Suction Probe
         K979335             Reusable Palpation Probe


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


         Manufacturers of medical devices marketed in the United States are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practices ("GMP") requirements, which include testing, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting ("MDR") requirements which require that a firm report to the FDA certain adverse events associated with the Company's devices. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements and other applicable regulations. The FDA is using its statutory authority more vigorously during inspections of companies and in other enforcement matters. The FDA has promulgated new GMP regulations and MDR regulations, both of which will likely increase the cost of compliance with GMP requirements. The Company also is subject to numerous federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition or results of operations. Although the Company believes that it is in compliance with all applicable regulations of the FDA and the various states in which it operates, current regulations depend heavily on administrative interpretation and there can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. In addition, the potential effects on the Company of heightened enforcement of federal and state regulations cannot be predicted.

         All of the products manufactured by the Company have received all regulatory approvals as required, and the Company believes, to its best knowledge, that all of the products it distributes but does not manufacture have received all regulatory approvals as required. The Company has no applications for approval before either the FDA or any similar regulatory body in other countries nor does the Company anticipate filing any applications in the near future. The Company has never had any sales in Europe nor has it ever applied for the CE mark for sales in Europe. In addition, the Company has no plans to conduct any operations in Europe.


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

THIRD-PARTY REIMBURSEMENT


         The health care industry continues to undergo change, led primarily by market forces which are demanding greater efficiencies and reduced costs. Government proposed health care mandates in the United States have not occurred, and it is unclear whether, and to what extent, any government mandate will affect the domestic health care market. Industry led changes are expected to continue irrespective of any governmental efforts toward health care reform. The scope and timing of any further government sponsored proposals for health care reform are presently unclear.

         The primary trend in the industry is toward consolidation and cost containment. Third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, have been able to exercise greater influence through managed treatment and hospitalization patterns, including a shift from reimbursement on a cost basis to per capita limits for patient treatment. Hospitals have been severely impacted by the resulting cost restraints. The increasing use of managed care, centralized purchasing decisions through group purchasing organizations, consolidations among hospitals and hospital groups, and integration of health care providers are continuing to affect purchasing patterns in the health care system. Purchasing decisions are often shared by a coalition of surgeons, nursing staff, and hospital administrators, with purchasing decisions taking into account whether a product reduces the cost of treatment and/or attracts additional patients to a hospital. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures. All of these factors have contributed to reductions in prices for the Company's products, to a reduction in the volume of hospital purchasing and, in the near term, slower acceptance of more advanced surgical procedures in which the Company's products are used, given hospital and surgeon concerns as to the costs of training and reimbursement by payors. While the Company has implemented programs to assist hospitals in cost containment through more efficient surgical practices and application of minimally invasive surgery, there can be no assurance that the Company will not continue to be adversely affected by these matters. There can be no assurance as to the impact of cost containment on the Company's future operations.

         The Company's products are purchased by hospitals, physicians, and other health care providers, which bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Third- party payors may deny reimbursement if they determine that a product was not used in accordance with established payor protocol regarding cost-effective treatment methods, or was used for an unapproved treatment. Increasingly, third-party payors are also contesting the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. There is no assurance that reimbursement for the Company's products will be available or, if available, that payors' reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, and changes in third-party payors' policies towards reimbursement for procedures using the Company's products, could have a material adverse effect on the Company's financial position, results of operations and cash flows.


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


         The Company's products are purchased by hospitals, physicians, and other health care providers, which in turn bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Third- party payors may deny reimbursement if they determine that a product was not used in accordance with established payor protocol regarding cost-effective treatment methods, or was used for an unapproved treatment. Increasingly, third-party payors are also contesting the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. There is no assurance that reimbursement for procedures performed by healthcare providers utilizing the Company's products will be available or, if available, that the third- party payors' reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, and changes in third-party payors' policies towards reimbursement for procedures utilizing the Company's products, could have a material adverse effect on the Company's financial position, results of operations and cash flows.


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


         RECENT PRIVATE PLACEMENTS. In August 1998, pursuant to the terms of a private placement, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, such affiliates referred to herein as "Renaissance") and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of 8% Series A Cumulative Preferred Stock, $.001 par value ("Series A Preferred Stock), for aggregate proceeds of $1,170,000. On the date the Company closed such private placement, August 11, 1998, the closing per share price of Common Stock on the NASDAQ SmallCap Market was $1.75. The Company intends to use such proceeds for working capital. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is initially convertible into shares of Common Stock at a conversion price of $2 per share, for an aggregate of 585,000 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $2. The conversion price for the Series A Preferred Stock is subject to a one-time downward adjustment in the event (i) the Company does not have pre-tax income, excluding extraordinary gains, of at least $4,400,000 in 1998 and (ii) following the Company's public release of its 1998 financial results, the then current market price of Common Stock, as defined in the Company's Certificate of Incorporation, is less than $2 per share. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9 % Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make an equity investment in TFX, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debentures require the Company to comply with the following financial covenants (all as defined in the Debentures): (i) a Debt to Net Worth Ratio of no greater than
 .85:1; (ii) an Interest Coverage Ratio of at least 5:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least 1.8:1. The Company is currently not in compliance with and has obtained a waiver from Renaissance to suspend the Interest Coverage Ratio and Debt Coverage Ratio covenants through December 31, 1998. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $4 per share of Common Stock. On the date the Company closed such private placement, December 19, 1997, the closing per share price of the Company's Common Stock on the NASDAQ SmallCap Market was $4.063. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $4 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. Accordingly, the conversion price for the Debentures was reduced to $2 per share of Common Stock in connection with the August 1998 private placement. The Debentures are also subject to a one-time adjustment to the conversion price whereby the price will be reduced if (i) the Company does not have pre-tax income, excluding extraordinary gains, of at least $4,400,000 in 1998 and (ii) following the Company's public release of its 1998 financial results, the then current market price of Common Stock, as defined in the Debentures, is less than $2 per share. The Debentures are currently convertible for an aggregate of 1,500,000 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

         POTENTIAL ADVERSE EFFECTS OF CONVERSION OF DEBENTURES AND SERIES A PREFERRED STOCK. The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to protect the Company's intellectual property; the resources expended, if any, to acquire complementary businesses, products and technologies; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those marketed by the Company. Consequently, although the Company believes that its revenues and other sources of liquidity will provide adequate funding for its capital requirements through at least 1998, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company or at all. In the event that substantial amounts of additional financing are required, including amounts that may be required for any potential redemption of the Debentures described above, the Company does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities. In two private placements since December 1997, the Company has issued securities currently convertible into 2,085,000 shares of Common Stock. If the holders of such securities were to convert them into shares of Common Stock and sell a large number of shares of Common Stock on the public market, the market price for the Common Stock could decline, thus making additional equity financings more difficult for the Company to obtain on an acceptable basis, if at all. There can be no assurance that such additional financing will be available if and when, and in the amounts required, by the Company. Moreover, even if such financing is available if and when required, there can be no assurance that such financing will be obtained on terms that are favorable to the Company, and substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. Any additional debt financings, if available, may involve restrictive covenants.

         FUTURE ADDITIONAL CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE. The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to protect the Company's intellectual property; the resources expended, if any, to acquire complementary businesses, products and technologies; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those marketed by the Company. Consequently, although the Company believes that its revenues and other sources of liquidity will provide adequate funding for its capital requirements through at least 1998, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company or at all. In the event that substantial amounts of additional financing are required, including amounts that may be required for any potential redemption of the Debentures described above, the Company does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities. In two private placements since December 1997, the Company has issued securities currently convertible into 2,085,000 shares of Common Stock. If the holders of such securities were to convert them into shares of Common Stock and sell a large number of shares of Common Stock on the public market, the market price for the Common Stock could decline, thus making additional equity financings more difficult for the Company to obtain on an acceptable basis, if at all. There can be no assurance that such additional financing will be available if and when, and in the amounts required, by the Company. Moreover, even if such financing is available if and when required, there can be no assurance that such financing will be obtained on terms that are favorable to the Company, and substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. Any additional debt financings, if available, may involve restrictive covenants.

         ACQUISITION INTEGRATION. The Company's growth in recent years has resulted from acquisitions, which involve certain operational and financial risks. This growth has resulted in a significant increase in responsibility for existing management which has placed, and may continue to place, a significant strain on the Company's limited personnel and management, manufacturing and other resources. The integration of these acquisitions has required a significant expansion, and in some instances the replacement, of the Company's accounting and other internal management systems and the implementation of a variety of procedures and controls, including systems and procedures designed to harmonize (i) the various management systems of the acquired companies and (ii) the management styles of management personnel of the acquired companies. There can be no assurance that significant problems in these areas will not occur. Any failure to continue to expand or replace, as applicable, these systems and implement such procedures and controls in an efficient manner and at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

         In connection with the Company's acquisitions and growth, the Company's operating expenses have increased significantly, and the Company anticipates that operating expenses will continue to increase in absolute dollars in the future. In particular, in order to continue to provide quality products and customer service and to meet anticipated demands of its customers, the Company will be required to continue to increase staffing and other expenses, including expenditures on sales and marketing and the infrastructure to support them. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, the Company's business, financial condition and results of operations would be materially and adversely affected. Certain customers have required and may continue to require rapid increases in production and accelerated delivery schedules which have placed and may continue to place a significant burden on the Company's resources. In order to achieve anticipated sales levels and profitability, the Company will continue to be required to manage its assets and operations efficiently. In addition, should the Company continue to expand geographically, it may experience certain inefficiencies from the management of geographically dispersed personnel and other resources.

         Although many of the companies acquired by the Company had significant operating histories, the Company has limited experience owning and operating them on a consolidated basis. Operational risks associated with an acquisition include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by the Company's management, while the Company continues to incur operating expenses to provide the services formerly provided by the acquired company. Financial risks involve the incurrence of indebtedness as a result of the acquisition and the consequent need to service that indebtedness. In connection with an acquisition made in December 1996, the Company paid an aggregate of $400,000 in cash. In addition, pursuant to the exemptions from registration provided for in Section 4(2) of the Securities Act, the Company has issued approximately 2.8 million shares of Common Stock, which represents approximately 38% of its outstanding and issued shares of Common Stock at June 30, 1998, in connection with its six acquisitions since February 1996. The issuance of Common Stock dilutes the voting power and may dilute the economic interests of existing stockholders. As part of the Company's growth strategy, the Company will continue to review acquisition opportunities in the future, and in making acquisitions, if any, the Company may issued additional shares of Common Stock, other equity securities, debt securities or equity or debt securities convertible into shares of Common Stock. In carrying out its acquisition strategy, the Company attempts to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but there is no assurance that it will be successful in doing so. There can be no assurance that recent or future acquisitions can be readily assimilated into the Company's operating structure. Inability to efficiently integrate acquired companies could have a material adverse effect on the Company's financial condition and results of operations. The Company does not currently have any commitments or agreements with respect to any material acquisitions.


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

         In addition, if the Common Stock were to become delisted from trading on the Nasdaq SmallCap Market and the trading price of the Common Stock were below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosures by broker- dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (which are generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock which could severely limit the market liquidity of Common Stock and the ability of purchasers in this offering to sell their shares of Common Stock in the secondary market.

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


         RISK RELATED TO INTANGIBLE ASSETS. Largely as a result of acquisitions, goodwill accounts for approximately 17% and 37% of the Company's total assets and stockholders' equity, respectively, at June 30, 1998.
Goodwill was approximately $1.8 million at June 30, 1998. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets acquired. The Company periodically evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of amounts allocable to the Company's intangible assets may not be recoverable. If factors indicate that the carrying value of the Company's intangible assets has been impaired, the Company would be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of the unamortized intangible assets could have a material adverse effect on the Company's business, results of operations or financial condition. A reduction in net income resulting from the amortization of goodwill may have an adverse impact upon the market price of the Company's Common Stock.


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


         SHARES ELIGIBLE FOR FUTURE SALE OR ISSUANCE.   Sales of shares of
Common Stock by existing stockholders under Rule 144 of the Securities Act, or through the exercise of outstanding vested options or the conversion of the Debentures or Series A Preferred Stock, could have an adverse effect on the price of the Common Stock. At August 15, 1998, approximately 870,000 shares of Common Stock held by affiliates of the Company are eligible for sale in the public market upon compliance with the volume and other limitations contained in Rule 144 of the Securities Act. In addition, on the date of this Prospectus, there were outstanding options to acquire up to approximately 437,000 shares of Common Stock under the Company's stock option plan, options to acquire up to approximately 762,000 additional shares of Common Stock under option agreements entered into outside of such plan, 1,500,000 shares of Common Stock issuable upon conversion of the Debentures and 585,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock. In the event a large number of shares are sold in the public market over a short period of time, the market price for Common Stock could decline.

         LIMITED MANUFACTURING EXPERIENCE. The Company maintains limited manufacturing facilities. Although certain members of the Company's management have manufacturing experience, the operation of the Company's manufacturing facilities will subject the Company to numerous risks, including unanticipated technological problems or delays. In the event that the Company is unable to efficiently operate its manufacturing facilities, the Company will be required to enter into arrangements with others for the manufacture and packaging of the products it currently manufactures. There can be no assurance that the Company will be able to enter into any such arrangements on commercially reasonable terms, or at all, or that the Company will ever be able to establish the capability to manufacture all of its products on a commercial basis.


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


         The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group who attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. The Rights may also deter a person or group from attempting to acquire the Company and therefore may inhibit the ability of stockholders of the Company to sell their shares of Common Stock at a premium price in a takeover situation. The Rights should not interfere with any merger or other business combination approved by the Board of Directors of the Company since the Board of Directors may, at its option, at any time prior to the close of business on the tenth business day after the Shares Acquisition Date, redeem all the then outstanding Rights at a price of $.02 per Right.

         CERTAIN ANTI-TAKEOVER EFFECTS OF PROVISIONS OF THE CERTIFICATE OF INCORPORATION AND DELAWARE LAW. Certain provisions of the Delaware General Corporation Law ("DGCL") and the Company's Certificate of Incorporation could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. These provisions of the DGCL and provisions of the Company's Certificate of Incorporation may also have the effect of discouraging or preventing certain types of transactions involving an actual or threatened change of control of the Company (including unsolicited takeover attempts), even though such a transaction may offer the Company's stockholders the opportunity to sell their stock at a price above the prevailing market price. The Company is subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date that the person became an interested stockholder unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner.
Generally, a "business combination" includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the stockholder. Generally, an "interested stockholder" is a person who, together with affiliates and associates, owns (or within three years prior to such transaction, did own) 15% or more of the corporation's voting stock.

         The Company's Certificate of Incorporation authorizes the issuance of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. The Board of Directors may issue one or more series of preferred stock, without any action on the part of the stockholders of the Company, the terms of which may adversely affect the rights of holders of Common Stock. Issuance of preferred stock, which may be accomplished through a public offering or a private placement, may dilute the voting power of holders of Common Stock (such as by issuing preferred stock with super voting rights) and may render more difficult the removal of current management, even if such removal may be in the stockholders' best interests.

         The issuance of preferred stock, for example, could decrease the amount of earnings or assets available for distribution to the holders of Common Stock or could adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Common Stock, as well as having the anti-takeover effect discussed above. Further, the issuance of preferred stock may be used as an "anti-takeover" device without further action on the part of the stockholders. Although the Company issued 1,170 shares of preferred stock in August 1998, it has no present intention to issue any additional shares of its preferred stock, however, there can be no assurance that it will not do so in the future.

         NONPAYMENT OF DIVIDENDS. The Company has never declared or paid dividends on Common Stock and does not anticipate paying dividends on Common Stock at any time in the foreseeable future. The terms of the convertible debentures and certain of the Company's loan agreements restrict the payment of dividends on Common Stock.

                          GLOSSARY OF TECHNICAL TERMS



autoclave                   an apparatus for effecting sterilization by steam under pressure; it is fitted with a gauge that automatically regulates the pressure, and therefore the degree of heat to which the contents are subjected.

cannula                     a tube for insertion into a duct or cavity; during insertion its lumen is usually occupied by a trocar.

electrocautery              an apparatus for cauterizing tissue, consisting of a platinum wire in a holder which is heated to a red or white heat when the instrument is activated by an electric current.

endoscope                   an instrument for the examination of the interior of a hollow viscus, such as the bladder.

laparoscope                 an instrument comparable to an endoscope which, when inserted into the peritoneal cavity, permits it to be inspected; peritoneoscope.

laparoscopy                 examination of the interior of the abdomen by means of a laparoscope.

peperitoneal                situated between the parietal peritoneum and the abdominal wall, or occurring anterior to the peritoneum.

peritoneum                  the serous membrane lining the abdominopelvic walls and investing the viscera.  A strong, colorless membrane with a smooth surface, it forms a double-layered sac that is closed in the male and it continuous with the mucous membrane of the uterine tubes in the female.  The potential space between the parietal and visceral peritoneum is called the peritoneal cavity.

pneumopreperitoneum         the presence of air or gas in the preperitoneal space; it may occur spontaneously or be deliberately introduced as an aid to radiologic examination and diagnosis.

retractor                   an instrument for maintaining operative exposure by separating the edges of a wound and holding back underlying organs and tissues; many shapes, sizes, and styles are available;
                            any retractile muscle.

stapling                    the act or process of closing a wound fastening with staples instead of sutures.

trocar                      a sharp-pointed instrument equipped with a cannula, used to puncture the wall of a body cavity and withdraw fluids.

EMPLOYEES

         As of March 16, 1998, the Company employed approximately 91 persons. None of the Company's employees are represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company and their names, ages, positions and tenure with the Company are as follows:


                                                                                              OFFICER
         NAME                        AGE                   POSITION                            SINCE
         ----                        ---                   --------                            -----
 Richard A. Woodfield                55      President and Chief Executive Officer              1998

 Randall K. Boatright                49      Executive Vice President, Chief                    1992
                                             Financial Officer and Secretary

 Richard H. Klein                    45      Vice President                                     1996

 K.C. Fadem                          39      Vice President                                     1996

 Robert Fadem                        36      Vice President                                     1996

 William H. Bookwalter               32      Vice President                                     1997


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
 ------------
 Fourth Quarter            $5  3/8              $3  5/8

 Third Quarter              5  1/4               4  1/8

 Second Quarter             5  1/8               4  1/8

 First Quarter              5  1/2               2  7/8


 Fiscal 1996:
 ------------

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company decided to reduce continuing investment in research and development related to such technologies and to focus its efforts on distributing MIS devices. Accordingly, during the last two fiscal years, the Company has continued to decrease its engagement in company sponsored research and development, and in fiscal 1997, eliminated virtually all expenditures in this area. The Company intends to develop any new products for manufacturing through acquisition or by entering into private manufacturing agreements. There can be no assurance that the Company will be able to develop new products for manufacturing or enter into any private manufacturing agreements. As of December 31, 1997, the Company had an accumulated deficit of approximately $17,353,000. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.


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


         Effective September 1997, Mishbucha, Inc., a Texas corporation d/b/a Medex Surgical ("Medex Surgical"), was acquired by the Company and merged into Klein Medical, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company ("Klein"), in consideration for an aggregate of 98,246 shares of Common Stock. Medex Surgical was formed during 1997 and the transaction was accounted for using the pooling-of-interests accounting method; therefore, the assets, liabilities, and operations of Medex Surgical are included in the consolidated financial statements contained herein for 1997. Medex Surgical business activity provides the Company with distribution coverage in the Dallas/Fort Worth and North Texas area.


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


         In August 1998, pursuant to the terms of a private placement, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, such affiliates referred to herein as "Renaissance") and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of 8% Series A Cumulative Preferred Stock, $.001 par value ("Series A Preferred Stock), for aggregate proceeds of $1,170,000. On the date the Company closed such private placement, August 11, 1998, the closing per share price of Common Stock on the NASDAQ SmallCap Market was $1.75. The Company intends to use such proceeds for working capital. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is initially convertible into shares of Common Stock at a conversion price of $2 per share, for an aggregate of 585,000 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $2. The conversion price for the Series A Preferred Stock is subject to a one-time downward adjustment in the event (i) the Company does not have pre-tax income, excluding extraordinary gains, of at least $4,400,000 in 1998 and (ii) following the Company's public release of its 1998 financial results, the then current market price of Common Stock, as defined in the Company's Certificate of Incorporation, is less than $2 per share. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9 % Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make an equity investment in TFX, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debentures require the Company to comply with the following financial covenants

(all as defined in the Debentures): (i) a Debt to Net Worth Ratio of no greater than .85:1; (ii) an Interest Coverage Ratio of at least 5:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least 1.8:1. The Company is currently not in compliance with and has obtained a waiver from Renaissance to suspend the Interest Coverage Ratio and Debt Coverage Ratio covenants through December 31, 1998. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $4 per share of Common Stock. On the date the Company closed such private placement, December 19, 1997, the closing per share price of the Company's Common Stock on the NASDAQ SmallCap Market was $4.063. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $4 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. Accordingly, the conversion price for the Debentures was reduced to $2 per share of Common Stock in connection with the August 1998 private placement. The Debentures are also subject to a one-time adjustment to the conversion price whereby the price will be reduced if (i) the Company does not have pre-tax income, excluding extraordinary gains, of at least $4,400,000 in 1998 and (ii) following the Company's public release of its 1998 financial results, the then current market price of Common Stock, as defined in the Debentures, is less than $2 per share. The Debentures are currently convertible for an aggregate of 1,500,000 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.


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


         For the year ended December 31, 1997, operating activities utilized $2,249,000 of cash primarily from the net loss for the year. Investment activities during 1997 provided cash of $1,871,000 primarily from the sale of investments. Total cash provided from financing activities for 1997 was $3,320,000. The Company sold common stock and convertible debentures during 1997 realizing net proceeds of $4,200,000. Also, during 1997, the Company repaid $796,000 of long-term debt.

         For the year ended December 31, 1996, operating activities utilized $1,938,000 of cash primarily due to the net loss for the year. Investment activities during 1996 provided cash of $1,700,000 primarily from the sale of investments. The Company borrowed $1,016,000 during 1996 and repaid $714,000 of long-term debt and capital lease obligations which were the primary components of financing activities which provided cash of $222,000.

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


         The Company has the option to acquire the exclusive U.S. distribution rights to a patented state-of-the-art clip applier which management believes is superior to currently available clip appliers. The 5mm clip applier is less invasive than the 10mm clip appliers which currently dominate the U.S. market. LifeQuest plans to exercise such option and introduce this product as soon as the supplier's manufacturing assembly line preparations are complete, which the Company estimates will be in the fourth quarter of 1998. Clip appliers are crucial instruments for surgeons working in the abdomen and chest because they provide the simplest, quickest and most effective means of occluding structures such as small blood vessels and ducts, thus decreasing total surgical and anesthesia time.


         The Company believes the potential exists for significant market penetration by both of these products, and that sales of the Company's existing product lines should benefit from these product introductions. The Company expects that both products shall become integral components of LifeQuest's Lapro-PAK surgical procedure kits.


         Product sales increased 140% in 1997 as compared with 1996. Product sales were $13,428,000 for 1997 and $5,595,000 for 1996. The increase in sales is due to the acquisition of Val-U-Med, which transaction was recorded using the purchase method of accounting. Therefore, the results of operations of Val-U-Med are included in the Company's consolidated statement of operations for 1997 but not 1996.

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


         In 1997, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, increased to $8,188,000 in 1997 from $3,933,000 in 1996. The increased costs reflect higher sales commissions due to the inclusion of the Val-U-Med results, increased costs related to developing and supporting an infrastructure necessary to integrate the Company's acquisitions during 1996 and 1997 and costs associated with development of a new customized line of trocars and cannulas.


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

        Statements of Operations for the years ended December 31, 1996 and 1997 . . . . . . . . . . . . . . . . . .   F-4

        Statements of Stockholders' Equity for the years ended December 31, 1996 and 1997   . . . . . . . . . . . .   F-5

        Statements of Cash Flows for the years ended December 31, 1996 and 1997   . . . . . . . . . . . . . . . . .   F-6

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-8

2.      EXHIBIT INDEX


EXHIBIT
NUMBER           IDENTIFICATION OF EXHIBIT
-------          -------------------------

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

10.27**          Distribution Agreement dated May 1, 1997 between LifeQuest Medical, Inc. and Origin MedSystems, Inc.

22               Subsidiaries
                                                                                       Name Under Which
                 Name                                      State of Incorporation       Doing Business
                 ----------------------------------------------------------------------------------------
                 ValQuest Medical, Inc.                     Nevada                  ValQuest Medical, Inc.

11*              Computation of earnings (loss) per share

23**             Consent of Arthur Andersen LLP

27*              Financial Data Schedule



*   Previously filed
**  Filed herewith


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


                                       LIFEQUEST MEDICAL, INC.


November 6, 1998                       By      /s/ Richard A. Woodfield
                                           -------------------------------------
                                                   Richard A. Woodfield
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                            TITLE                               DATE
              ---------                            -----                               ----
    /s/ Richard A. Woodfield          President, Chief Executive                 November 6, 1998
    ---------------------------       Officer and Director (Principal
        Richard A. Woodfield          Executive Officer)


    /s/ Randall K. Boatright          Executive Vice President, Chief            November 6, 1998
    ---------------------------       Financial Officer and Director
        Randall K. Boatright          (Principal Financial and
                                      Accounting Officer)


      /s/ Robert B. Johnson           Director                                   November 6, 1998
    ---------------------------
          Robert B. Johnson


          /s/ K.C. Fadem              Director                                   November 6, 1998
    ---------------------------
              K.C. Fadem


    /s/ Jeffrey H. Berg, Ph.D.        Director                                   November 6, 1998
    ---------------------------
        Jeffrey H. Berg, Ph.D.


       /s/ Richard H. Klein           Director                                   November 6, 1998
    ---------------------------
           Richard H. Klein


       /s/ Robert L. Evans            Director                                   November 6, 1998
   ------------------------------
           Robert L. Evans


     /s/ William H. Bookwalter        Director                                   November 6, 1998
   ------------------------------
         William H. Bookwalter

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



                                       /S/   ARTHUR ANDERSEN LLP




San Antonio, Texas
March 16, 1998

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                         December 31,       December 31,
                                 ASSETS                                      1996               1997
                                                                         ------------       ------------
Current assets:
     Cash and cash equivalents                                           $    294,143       $  3,236,307
     Short-term investments                                                 2,464,743            144,682
     Accounts receivable (net of allowance for doubtful accounts of
         $231,891 in 1996 and $256,362 in 1997)                             1,162,880          2,292,235
     Accounts receivable from related party                                    14,871             17,710
     Interest receivable                                                       60,381              5,318
     Inventories, net                                                       1,628,913          1,745,523
     Prepaid and other assets                                                  74,379            172,209
                                                                         ------------       ------------
                  Total current assets                                      5,700,310          7,613,984
                                                                         ------------       ------------

Property, plant and equipment                                               1,253,277          1,541,376
     Less-Accumulated depreciation                                           (785,897)          (922,437)
                                                                         ------------       ------------
                  Net property, plant and equipment                           467,380            618,939
                                                                         ------------       ------------

Deferred finance charges                                                         --              180,996
                                                                         ------------       ------------

Intangible assets:
     Licensed technology rights                                               441,358            441,358
     Goodwill, net                                                          2,677,142          1,882,839
                                                                         ------------       ------------
                  Total assets                                           $  9,286,190       $ 10,738,116
                                                                         ============       ============



              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                         December 31,           December 31,
                  LIABILITIES AND STOCKHOLDERS' EQUITY                       1996                   1997
                                                                         ------------           ------------

Current liabilities:
     Accounts payable                                                    $  1,689,686           $  2,605,366
     Accrued expenses                                                         998,965                826,695
     Current portion of long-term debt and
         capital lease obligations                                             11,577                  6,838
                                                                         ------------           ------------
     Total current liabilities                                              2,700,228              3,438,899

Long-term debt and capital lease obligations                                  790,991                   --
                                                                         ------------           ------------

Minority interest                                                             120,380                108,802
                                                                         ------------           ------------

Convertible debentures                                                           --                3,000,000
                                                                         ------------           ------------

Commitments and contingencies (Note 9)

Stockholders' equity:
     Preferred stock, $.001 par value; 2,000,000 shares authorized;
         no shares issued and outstanding                                        --                     --
     Common stock, $.001 par value; 10,000,000 shares authorized;
         shares issued and outstanding:  6,134,071
         and 6,653,883 (1997)                                                   6,134                  6,654
     Additional paid-in capital                                            19,989,524             21,576,854
     Deferred compensation                                                       --                  (40,055)
     Accumulated deficit                                                  (14,321,067)           (17,353,038)
                                                                         ------------           ------------

                  Total stockholders' equity                                5,674,591              4,190,415
                                                                         ------------           ------------

                  Total liabilities and stockholders' equity             $  9,286,190           $ 10,738,116
                                                                         ============           ============




              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Year Ended December 31,
                                                                       --------------------------------
                                                                            1996               1997
                                                                       ------------       ------------

Net sales
     Product sales                                                     $  5,594,763       $ 13,427,839
     Commissions earned                                                     241,798            908,989
                                                                       ------------       ------------
                                                                          5,836,561         14,336,828
                                                                       ============       ============
Cost and expenses:
     Cost of sales                                                        3,495,293          8,701,263
     Research and development                                               398,438             32,424
     Selling, general and administrative                                  3,932,545          8,188,384
     Interest                                                                62,598             83,788
     Depreciation and amortization                                          138,907            432,160
                                                                       ------------       ------------

                                                                          8,027,781         17,438,019
                                                                       ------------       ------------

Loss from operations                                                     (2,191,220)        (3,101,191)

Other income:
     Other                                                                    2,608              9,417
     Investment income                                                      209,152             83,069
                                                                       ------------       ------------

Net loss before minority interest                                        (1,979,460)        (3,008,705)

Minority interest in net loss of
     consolidated subsidiary                                                 20,984             11,578
                                                                       ------------       ------------

Net loss                                                               $ (1,958,476)      $ (2,997,127)
                                                                       ============       ============

     Basic and diluted loss per share of common stock                  $       (.40)      $       (.48)
                                                                       ============       ============

Weighted average shares used in computing
     basic and diluted loss per share of common stock                     4,941,771          6,299,592
                                                                       ============       ============




              The accompanying notes are an integral part of these
                        consolidated financial statements

                   LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                               Common Stock
                                           ---------------------
                                             Shares        $.001       Additional
                                           Issued and       Par          Paid-In        Deferred      Accumulated
                                           Outstanding     Value         Capital     Compensation       Deficit           Total
                                           -----------     -----       ----------    ------------     -----------         -----


Balances, December 31, 1995                 4,878,451    $   4,879    $ 17,666,587    $    --        $ (12,299,424)   $  5,372,042
   Contribution from stockholder                 --           --            17,500         --                 --            17,500
   Exercise of stock options                   38,370           38          13,402         --                 --            13,440
   Issuance of stock, finder's fee             17,250           17          30,635         --                 --            30,652
   Issuance of stock, Val-U-Med             1,200,000        1,200       2,261,400         --                 --         2,262,600
     acquisition
   Trimedica dividend                            --           --              --           --              (63,167)        (63,167)
   Net loss                                      --           --              --                        (1,958,476)     (1,958,476)
                                           ----------    ---------    ------------    ---------      -------------    ------------
Balances, December 31, 1996                 6,134,071        6,134      19,989,524         --          (14,321,067)      5,674,591
   Exercise of stock options                  121,566          122         131,304         --                 --           131,426
   Trimedica dividend                            --           --              --                           (34,844)        (34,844)
   Revaluation of stock options                  --           --            78,346      (78,346)              --              --
   Compensation expense                          --           --              --         38,291               --            38,291
   Sale of stock to officer                    50,000           50         199,950         --                 --           200,000
   Sale of stock                              250,000          250         999,750         --                 --         1,000,000
   Issuance of stock options to                  --           --           158,611         --                 --           158,611
     Consultant
   Issuance of stock, Medex Surgical           98,246           98             902         --                 --             1,000
     Acquisition
   Issuance of stock for services by             --           --            18,467         --                 --            18,467
     acquired entity
   Net loss                                      --           --              --           --           (2,997,127)     (2,997,127)
                                           ----------    ---------    ------------    ---------      -------------    ------------
Balances, December 31, 1997                 6,653,883    $   6,654    $ 21,576,854    $ (40,055)     $ (17,353,038)   $  4,190,415
                                           ==========    =========    ============    =========      =============    ============




              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                              --------------------------------
                                                                                   1996               1997
                                                                              ------------       ------------

Cash flows from operating activities:
Net loss                                                                      $ (1,958,476)      $ (2,997,127)
Adjustments to reconcile net loss to net cash used in
  operating activities:
         Depreciation and amortization                                             138,907            432,160
         Option expense                                                               --               56,758
         Issuance of stock, finder's fee                                            30,652               --
         Issuance of stock and options to consultants                               17,500             36,005
         Loss on disposal of fixed assets                                            3,198              7,070
         Minority interest in net loss of consolidated subsidiary                  (20,984)           (11,578)
         Changes in operating assets and liabilities
                  (Increase) in accounts receivable, net                          (129,634)          (959,739)
                  Decrease in interest receivable, net                              35,274             55,063
                  (Increase) in inventories                                       (866,215)          (121,408)
                  (Increase) decrease in prepaid and other assets                   (4,581)            24,776
                  (Increase) in accounts receivable from related parties            (5,915)            (2,839)
                  Increase in accounts payable                                     561,591            915,680
                  Increase in accrued expenses                                     261,034            316,567
                                                                              ------------       ------------

Net cash used in operating activities                                           (1,937,649)        (2,248,612)
                                                                              ------------       ------------

Cash flows from investing activities:
     Additions to property, plant, and equipment                                  (252,678)          (378,679)
     Acquisitions, net of cash received                                               --              (70,462)
     Cash paid in connection with Val-U-Med acquisition                           (400,000)              --
     Purchases of investments                                                   (2,464,743)        (2,248,153)
     Sale of investments                                                         4,817,221          4,568,214
                                                                              ------------       ------------

Net cash provided by investing activities                                        1,699,800          1,870,920
                                                                              ------------       ------------

Cash flows from financing activities:
     Additional capital contributed                                                 (2,847)              --
     Proceeds from issuance of notes payable                                     1,016,000               --
     Proceeds from convertible debentures                                             --            3,000,000
     Proceeds from issuance of common stock                                           --            1,200,000
     Payments for deferred finance charges                                            --             (180,996)
     Proceeds from exercise of stock options                                        13,440            131,426
     Payments to stockholder                                                       (27,599)              --
     Dividends paid by acquired entities                                           (63,167)           (34,844)
     Payments on long-term debt and capital lease obligations                     (713,787)          (795,730)
                                                                              ------------       ------------

Net cash provided by financing activities                                          222,040          3,319,856
                                                                              ------------       ------------

Net (decrease) increase in cash and cash equivalents                               (15,809)         2,942,164
Cash and cash equivalents, beginning of year                                       309,952            294,143
                                                                              ------------       ------------
Cash and cash equivalents, end of year                                        $    294,143       $  3,236,307
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




              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF LIFEQUEST AND RISK FACTORS

         LifeQuest Medical, Inc., a Delaware corporation ("LifeQuest" or the "Company"), was incorporated on December 23, 1988 and commenced operations on January 1, 1989. LifeQuest is engaged in the development and commercialization of proprietary and non-proprietary medical devices. In 1994, LifeQuest and Valdor Fiber Optics formed ValQuest Medical, Inc., a Nevada corporation ("ValQuest"), a corporate joint venture (see Note 5). ValQuest currently operates as an 82% owned subsidiary of LifeQuest. In December 1996, LifeQuest completed the merger of Val-U-Med, Inc., a Georgia corporation ("VMI") with and into Val-U-Med, Inc., a Nevada corporation ("Val-U-Med") and wholly owned subsidiary of LifeQuest. Val-U-Med merger was accounted for as a purchase transaction. The accounts of Val-U-Med have been included since acquisition date. In February 1996, LifeQuest completed the merger of GM Engineering, Inc., a California corporation ("GME") with and into LifeQuest Endoscopic Technologies, Inc., a Nevada corporation ("LQET") and wholly owned subsidiary of LifeQuest. In November 1996, LifeQuest completed the merger of Klein Medical, Inc., a Texas corporation ("KMI") with and into Klein Medical, Inc., a Nevada corporation ("Klein") and wholly owned subsidiary of LifeQuest. In June 1997, LifeQuest completed the merger of Trimedica, Inc., a Colorado corporation ("Trimedica") with and into Klein. In September 1997, LifeQuest completed the merger of Mishbucha, Inc., a Texas corporation d/b/a Medex Surgical ("Medex Surgical") with and into Klein. In September 1997, LifeQuest completed the merger of W. H. Bookwalter and Associates, Inc., a Vermont corporation ("Bookwalter") with and into Val-U-Med. The LQET, Klein, Trimedica, Medex Surgical, and Bookwalter mergers were accounted for as pooling-of-interest business combinations. See Note 6 for further description of the Company's recent acquisitions. The consolidated financial statements for 1996 have been restated to include the accounts of Trimedica, Medex Surgical, and Bookwalter. The accompanying consolidated financial statements include the accounts of LifeQuest and subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

         Product sales are recognized upon the shipment of products to the customer. Commissions earned are recognized when customer orders are placed with product suppliers. Customers may return products in the event of product defect or inaccurate order fulfillment. The Company maintains an allowance for sales returns based upon an historical analysis of returns.

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

         The following provides supplemental disclosure of noncash investing and financing activities during 1996 and 1997:

                                                                      1996                1997
                                                                  -----------          ---------

Assets acquired in connection with acquisitions                   $ 3,588,104          $ 121,973
Liabilities assumed in connection with acquisitions               $   925,504          $ 121,973
Common stock issued in connection with acquisitions               $ 2,262,600          $    --

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


NOTE 4 - INVENTORIES

         Inventories at December 31 are summarized as follows:

                                                      1996                    1997
                                                  -----------             -----------
         Raw materials                            $    66,979             $   328,375
         Work-in-process                              128,774                  18,557
         Finished goods                             1,463,160               1,579,551
         Allowances                                   (30,000)               (180,960)
                                                  -----------             -----------
                                                  $ 1,628,913             $ 1,745,523
                                                  ===========             ===========

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

         In December 1997, the Company entered into an agreement to acquire approximately 20 percent of the stock of TFX Holding Co. ("TFX") for $1,000,000. TFX, an affiliate of Teleflex, Inc., is a newly formed entity and the Company plans to begin distribution of TFX's minimally invasive surgical devices, the Dexterity--Trademark--Pneumo Sleeve and Dexterity--Trademark--Protractor. The Company recognized no revenues or expenses associated with TFX operations during 1997.

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

         The following table reflects unaudited pro forma combined results of operations of the Company and VMI on the basis that the acquisition had taken place at the beginning of the fiscal year ended December 31, 1996:

         Net sales                              $ 10,224,886
         Net loss                                 (2,355,787)
         Net loss per common share              $       (.48)

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

         The following table shows the net sales and net income related to Trimedica through the date of acquisition that have been included in the consolidated statements of operations:

                                                 Year Ended December 31,
                                                -------------------------
                                                   1996            1997
                                                ---------       ---------

         Net sales                              $ 192,451       $ 148,464
         Net income                             $  61,657          49,230

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


W. H. Bookwalter and Associates, Inc.

         Effective September 1997, Bookwalter was acquired by the Company and merged into Val-U-Med. Bookwalter was purchased for an aggregate of 466,473 shares of common stock. The transaction was accounted for using the pooling-of-interest accounting method, therefore, the assets, liabilities, and operations of Bookwalter prior to the merger are included in the consolidated financial statements for all periods reported herein. Bookwalter business activity will provide the Company with distribution coverage in the northeastern region of the United States.

         The following table shows the net sales and net loss related to Bookwalter through the date of acquisition that have been included in the consolidated statements of operations:


                                                  Year Ended December 31,
                                                --------------------------
                                                    1996           1997
                                                -----------    -----------

         Net sales                              $ 2,005,040    $ 1,790,572
         Net loss                               $   (41,750)   $   (89,839)

         The following table reconciles the net sales and net income (loss) included in the 1996 operating results as previously reported, to the restated amounts resulting from pooling-of-interest business combinations.

                                          Net Sales      Net Income (Loss)
                                          ---------      -----------------

As reported in the 1996 10-KSB           $ 3,639,070      $ (1,978,383)
Trimedica                                    192,451            61,657
Bookwalter                                 2,005,040           (41,750)
                                         -----------      ------------
As reported in the 1997 10-KSB           $ 5,836,561      $ (1,958,476)
                                         ===========      ============


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

         The tax effect of significant temporary differences representing income tax assets (liabilities) at December 31, 1996, and 1997, are as follows:

                                                                         1996               1997
                                                                     -----------       -----------

     Capitalized research and development and acquisition costs      $   735,000       $   735,000
     Depreciation                                                         15,000             5,000
     Accruals                                                             20,000            59,000
     Reserves not deductible for tax                                      94,000           149,000
     Other                                                                34,000              --
     Research and development credit carryforwards                       552,000           552,000
     Tax loss carryforwards                                            4,021,000         4,871,000
                                                                     -----------       -----------

     Net deferred tax assets                                           5,471,000         6,371,000
     Deferred tax valuation reserve                                   (5,471,000)       (6,371,000)
                                                                     -----------       -----------

     Net deferred tax assets                                         $      --         $      --
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

                                                                                             Gross            Gross
                                                          Amortized       Fair Market      Unrealized       Unrealized
                                                            Cost              Value       Holding Gains   Holding Losses
                                                            ----              -----       -------------   --------------

December 31, 1996:
     Debt securities issued by the U.S. Treasury          $ 2,464,743     $ 2,522,766       $ 58,033            --

December 31, 1997:
     Debt securities issued by the U.S. Treasury          $   144,682     $   149,816       $ 5,134             --


NOTE 9 - LEASE OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company leases office space under non-cancelable operating leases. Rentals are subject to escalation for increases in property taxes, insurance and various other expenses. Future minimum rental payments of the Company under existing and pending operating lease agreements at December 31, 1997, are as follows:

                         1998                                            266,832
                         1999                                            278,385
                         2000                                            281,495
                         2001                                            273,024
                         2002                                             71,335
                      Thereafter                                          -
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


NOTE 10 - DEBT AND CAPITAL LEASE OBLIGATIONS

         The Company had the following current and long-term debt and capital lease obligations at December 31:

                                                                                         1996                   1997
                                                                                      ----------             ----------
Secured note payable for a vehicle loan, bearing interest at 8.75 percent,
     principal and interest due monthly, maturing in 1998                                11,879                 6,838

Line of credit with a financial institution, secured by short-term investments, bearing interest at 6.41 percent, interest due monthly with a maturity
     date of September, 1998                                                            682,500                   --

Unsecured note, bearing interest at a bank's prime rate plus 3.09 (11.34 percent at December 31, 1996), interest payable monthly, principal due on demand or, if no demand is made, in monthly installments of
     $1,458 through August 1997                                                          11,577                   --

Note payable to a financial institution, secured by substantially all assets of
     Bookwalter, bearing interest at 10.75 percent, interest due monthly,
     maturing January 1997                                                               96,612                   --
                                                                                      ---------               -------

             Total long-term debt and capital lease obligations                         802,568                 6,838

Less - Current portion                                                                  108,189                 6,838
                                                                                      ---------               -------

             Long-term debt and capital lease obligations                             $ 694,379               $   --
                                                                                      =========               =======

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

NOTE 11 -- CONVERTIBLE DEBENTURES

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

                         1998              $      --
                         1999                     --
                         2000                   30,000
                         2001                  335,000
                         2002                  300,000
                      Thereafter             2,335,000
                                           -----------
                         Total             $ 3,000,000
                                           ===========

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

         Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss and net loss per share (EPS) would have been reduced to the following pro forma amounts at December 31:

                                                 1996                    1997
                                            -------------           ------------

         Net Loss:    As Reported           $ (1,958,476)           $ (2,997,127)
                      Pro Forma               (2,118,851)             (3,495,377)

         EPS:         As Reported           $       (.40)           $       (.48)
                      Pro Forma                     (.43)                   (.55)

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

         A summary of the status of the Company's stock options at December 31, 1996, and 1997, and changes during the years then ended is presented in the table and narrative below:

                                                                      1996                           1997
                                                          ---------------------------    ---------------------------
                                                                       Weighted Avg.                  Weighted Avg.
                                                           Shares      Exercise Price     Shares      Exercise Price
                                                           (000)         Per Share        (000)          Per Share
                                                           -----         ---------        -----          ---------

         Outstanding at beginning of year                     577          $ 1.34           954          $ 1.95
         Granted                                              440            2.67           522            3.85
         Exercised                                            (39)            .35          (122)           1.11
         Forfeited                                            (24)           3.05          (268)           2.56
                                                            -----          ------        ------          ------
         Outstanding at end of year                           954          $ 1.95         1,086          $ 2.81

         Options exercisable at end of year                   436          $  .83           438          $ 1.99

         Weighted average fair value of                                    $ 2.51                        $ 2.94
                  options granted

         The following table summarizes the information about options outstanding at December 31, 1997:

                                              Weighted Avg.
                                                Remaining            Number
          Exercise Prices       Number         Contractual       Exercisable at
             Per Share       Outstanding          Life           Dec. 31, 1997
          ---------------    -----------      -------------      -------------

              $ .001             5,285          5.04 years             5,285

                .35            168,638          3.57 years           112,254

                .75             72,000          6.64 years            72,000

                2.00            20,000          8.67 years            20,000

                2.25            50,000          7.39 years            50,000

                2.50            64,165          7.57 years            32,765

                3.00           288,700          8.99 years            60,000

                3.13            59,300          9.08 years             2,800

                3.50             5,500          9.14 years              --

                4.00            68,580          6.80 years            51,435

                4.25             5,000          9.87 years              --

                4.38           209,500          9.68 years            12,500

                4.63             5,000          9.68 years              --

                4.75             5,000          9.18 years              --

                4.875           19,200          9.51 years            19,200

                5.03            40,000          9.76 years
                            ----------                              --------

                             1,085,868          7.67 years           438,239
                            ==========                              ========

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

                                EXHIBIT INDEX


EXHIBIT
NUMBER           IDENTIFICATION OF EXHIBIT
-------          -------------------------

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

10.27**          Distribution Agreement dated May 1, 1997 between LifeQuest Medical, Inc. and Origin MedSystems, Inc.

22               Subsidiaries
                                                                                       Name Under Which
                 Name                                      State of Incorporation       Doing Business
                 ----------------------------------------------------------------------------------------
                 ValQuest Medical, Inc.                     Nevada                  ValQuest Medical, Inc.

11*              Computation of earnings (loss) per share

23**             Consent of Arthur Andersen LLP

27*              Financial Data Schedule



*   Previously filed
**  Filed herewith