Form 10QSB
period 1998-09-30
LIFEQUEST MEDICAL INC
filed 1998-11-13
CIK 860131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
   [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998


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

       On November 10, 1998, there were outstanding 7,212,742 shares of Common Stock, $.001 par value, of the registrant.

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART I.           FINANCIAL INFORMATION

Item 1:           Consolidated Financial Statements - (Unaudited)

                  Consolidated Balance Sheets - December 31, 1997, and September 30, 1998                       3

                  Consolidated Statements of Operations - For the Three Months and Nine Months
                      Ended September 30, 1997 and 1998                                                         4

                  Consolidated Statements of Cash Flows - For the Nine Months Ended
                      September 30, 1997 and 1998                                                               5

                  Notes to Consolidated Financial Statements                                                    9

Item 2:           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                10



PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                            16

Item 2.           Changes in Securities                                                                        16

Item 3.           Defaults Upon Senior Securities                                                              16

Item 4.           Submission of Matters to a Vote of Security Holders                                          16

Item 5.           Other Information                                                                            16

Item 6.           Exhibits and Reports on Form 8-K                                                             16





SIGNATURES                                                                                                     17

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              December 31,    September 30,
                                 ASSETS                                           1997            1998
                                                                              ------------    ------------
                                                                                              (Unaudited)
Current Assets:
     Cash and cash equivalents                                                $  3,236,307    $  1,013,626
     Short-term investments                                                        144,682       1,114,757
     Accounts receivable (net of allowance for doubtful accounts of
         $256,362 in 1997 and $208,883 in 1998)                                  2,292,235       2,561,891
     Accounts receivable from related party                                         17,710          40,371
     Interest receivable                                                             5,318           6,580
     Inventories, net                                                            1,745,523       1,124,690
     Prepaid and other assets                                                      172,209          12,092
                                                                              ------------    ------------
                  Total current assets                                           7,613,984       5,874,007
                                                                              ------------    ------------

Property, Plant and Equipment                                                    1,541,376       1,526,542
     Less-accumulated depreciation                                                (922,437)       (996,024)
                                                                              ------------    ------------
                  Net property, plant and equipment                                618,939         530,518

Investments, at cost                                                                  --         2,202,500
Intangible Assets:
     Deferred finance charges                                                      180,996         161,604
     Licensed technology rights                                                    441,358         427,273
     Goodwill, net                                                               1,882,839       1,726,171
                                                                              ------------    ------------

                  Total assets                                                $ 10,738,116    $ 10,922,073
                                                                              ============    ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                         $  2,605,366    $  1,729,111
     Accrued expenses                                                              826,695         637,285
     Current portion of long-term debt and
         capital lease obligations                                                   6,838            --
                                                                              ------------    ------------
                  Total current liabilities                                      3,438,899       2,366,396
                                                                              ------------    ------------

Convertible Debentures                                                           3,000,000       3,000,000
                                                                              ------------    ------------

Minority Interest                                                                  108,802         107,164
                                                                              ------------    ------------

Commitments and Contingencies (Note 7)
Stockholders' Equity:
     Preferred Stock, $.001 par value; 2,000,000 shares authorized;
         1,170 shares issued and outstanding (1998)                                   --                 1
     Common stock, $.001 par value; 50,000,000 shares authorized;
         shares issued and outstanding: 6,653,883 (1997)
         and 7,212,742 (1998)                                                        6,654           7,213
     Additional paid-in capital                                                 21,576,854      24,095,314
     Deferred compensation                                                         (40,055)        (17,807)
     Accumulated deficit                                                       (17,353,038)    (18,636,208)
                                                                              ------------    ------------

                  Total stockholders' equity                                     4,190,415       5,448,513
                                                                              ------------    ------------

                  Total liabilities and stockholders' equity                  $ 10,738,116    $ 10,922,073
                                                                              ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months                    Nine Months
                                               Ended September 30,              Ended September 30,
                                           ----------------------------    ----------------------------
                                               1997            1998             1997            1998
                                           ------------    ------------    ------------    ------------
Net Sales
     Product sales                         $  3,718,765    $  4,594,231    $ 10,079,602    $ 13,012,510
     Commissions earned                         200,099         364,945         559,226         959,409
                                           ------------    ------------    ------------    ------------
                                              3,918,864       4,959,176      10,638,828      13,971,919
                                           ------------    ------------    ------------    ------------

Cost And Expenses:
     Cost of sales                            2,335,591       2,872,591       6,289,871       8,001,679
     Selling, general and administrative      2,079,127       2,437,286       5,509,312       7,146,249
     Depreciation and amortization               96,822         104,930         297,341         302,728
                                           ------------    ------------    ------------    ------------

                                              4,511,540       5,414,807      12,096,524      15,450,656
                                           ------------    ------------    ------------    ------------

Loss From Operations                           (592,676)       (455,631)     (1,457,696)     (1,478,737)

Other Income (Expense):
     Gain (loss) on sale of assets                 --           (18,792)           --           395,169
     Investment income                           17,687          17,620          85,012          36,019
     Interest expense                           (30,194)        (76,773)        (59,365)       (225,002)
     Other                                      (29,425)           --              (500)           --
                                           ------------    ------------    ------------    ------------

Net Loss Before Minority Interest              (634,608)       (533,576)     (1,432,549)     (1,272,551)

Minority Interest in Net Loss of
     Consolidated Subsidiary                      1,674             342           4,215           2,637
                                           ------------    ------------    ------------    ------------

Net Loss                                       (632,934)       (533,234)     (1,428,334)     (1,269,914)

Less dividend requirement on
     cumulative preferred stock                    --           (13,256)           --           (13,256)
                                           ------------    ------------    ------------    ------------

Net loss applicable to common stock        $   (632,934)   $   (546,490)   $ (1,428,334)   $ (1,283,170)
                                           ============    ============    ============    ============

Basic and Diluted Loss Per Share of
     Common Stock                          $       (.10)   $       (.08)   $       (.23)   $       (.19)
                                           ============    ============    ============    ============

Weighted Average Shares Used In
     Computing Basic and Diluted Loss
     Per Share of Common Stock                6,353,883       7,212,742       6,267,337       6,921,910
                                           ============    ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                         Nine Months
                                                                       Ended September 30,
                                                                  --------------------------
                                                                     1997            1998
                                                                  -----------    -----------
Cash Flows From Operating Activities:
Net Loss                                                          $(1,428,334)   $(1,269,914)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities -
       Depreciation and amortization                                  297,341        302,728
       Amortization of deferred finance charges                          --           19,392
       Deferred compensation                                             --           22,248
       Loss on disposal of fixed assets                                  --           23,187
       Disposal of intangible assets                                     --           11,066
       Minority interest in net loss of consolidated subsidiary        (4,215)        (2,637)
       Changes in operating assets and liabilities-
          Increase in accounts receivable, net                       (446,891)      (269,656)
          Increase in accounts receivable from related party           (4,947)       (22,661)
          Decrease in interest receivable                              57,557         (1,262)
          Decrease (increase) in inventories, net                     (42,972)       620,833
          Decrease in prepaid and other assets                         57,569         52,835
          Increase (decrease) in accounts payable                     429,195       (876,255)
          Decrease in accrued expenses                               (173,987)      (189,410)
                                                                  -----------    -----------

        Net cash provided by (used in) operating activities        (1,259,684)    (1,579,506)
                                                                  -----------    -----------

Cash Flows From Investing Activities:
    Additions to property and equipment                              (304,872)       (76,806)
    Investment in affiliate                                              --       (1,000,000)
    Purchases of investments                                       (2,248,153)    (1,261,160)

    Investment maturities                                           4,469,095        291,085
    Acquisitions, net of cash required                                (70,462)          --
                                                                  -----------    -----------

Net cash provided by (used in) investing activities                 1,845,608     (2,046,881)
                                                                  -----------    -----------

Cash Flows From Financing Activities:
    Proceeds from issuance of notes payable                           263,076           --
    Proceeds from exercise of stock options                           132,426        253,800
    Payments on long-term debt and capital lease obligations         (274,606)        (6,838)
    Issuance of preferred stock                                          --        1,170,000
    Payments to stockholder                                           (34,844)       (13,256)
                                                                  -----------    -----------

        Net cash provided by financing activities                      86,052      1,403,706
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                  671,976     (2,222,681)
Cash and cash equivalents, beginning of period                        294,143      3,236,307
                                                                  -----------    -----------

Cash and cash equivalents, end of period                          $   966,119    $ 1,013,626
                                                                  ===========    ===========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)





                                                                      Nine Months
                                                                   Ended September 30,
                                                                 -----------------------
                                                                    1997         1998
                                                                 ----------   ----------
Supplemental Disclosures Of Cash Flow Information:
       Cash paid during the period for -
          Interest                                               $   59,365   $  201,586
          Income taxes                                                 --           --

Noncash investing and financing activities -
       Issuance of common stock for ownership interest in cost
          method investee                                        $     --     $1,202,500
       Cancellation of options issued under consulting
          arrangement                                                  --        107,282







              The accompanying notes are an integral part of these
                        consolidated financial statements

                    LIFEQUEST MEDICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1998



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of LifeQuest Medical, Inc. (the "Company"), its four operating divisions, the Company's 82% ownership interest in ValQuest Medical, Inc., and Canwell Surgical, Inc., a corporate joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation. In January 1998, the Company paid $1,000,000 to acquire 19.3 percent of the stock of Dexterity, Incorporated ("Dexterity") (old name: TFX Holding Co.). Dexterity, an affiliate of Teleflex, Inc., is a newly formed entity. In March 1998, the Company launched distribution of certain patented devices owned by Dexterity. The Company accounts for its investment in Dexterity under the cost method of accounting as it is unable to exercise significant influence over the operating and financial policies of Dexterity. In June 1998, the Company issued 370,000 shares of common stock at a per share price of $3.25 with an aggregate value of $1,202,500 in exchange for approximately four percent (4%) of the ownership interests of Ana-Tech, L.L.C. (Ana-Tech) pursuant to a subscription agreement dated June 9, 1998. At the same time, Ana-Tech, L.L.C. sold ownership interests for cash to third parties at the same unit price. The Company accounts for the investment in Ana-Tech using the cost method of accounting. The Company also has entered into an Assignment Agreement dated June 30, 1998 with Ana-Tech, L.L.C., pursuant to which the Company assigned all of its rights, duties and obligations under its Osteoport(R) device patent license agreement. As consideration for such assignment, the Company received $600,000 cash and will receive a five percent (5%) royalty on future gross sales of the Osteoport(R) device. The assignment resulted in a gain of $411,000. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1997, included in the Company's Form 10-KSB/A. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
Product sales are recognized upon the shipment of products to customers. Commissions earned are recognized when customer orders are placed with product suppliers. Customers may return products in the event of product defect or inaccurate order fulfillment. The Company maintains an allowance for sales returns based upon an historical analysis of returns. The retail values of product and commission sales for the three months ended September 30, 1997 and 1998 were approximately $4.8 million and $6.8 million, respectively. The retail values of product and commission sales for the nine months ended September 30, 1997 and 1998 were approximately $13.3 million and $18.0 million, respectively. These include product sales as well as the gross sales value of products for which the Company receives commissions.


NOTE 3 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three months and the nine months ended September 30, 1997 and 1998, Diluted
EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 - INVENTORIES

         Inventories are summarized as follows:

                                                                December 31,           September 30,
                                                                   1997                    1998
                                                              --------------          --------------
Raw materials                                                 $     328,375           $      35,537
Work-in-process                                                      18,557                 376,112
Finished Goods                                                    1,579,551                 994,001
Allowances                                                         (180,960)               (280,960)
                                                              -------------           -------------
                                                              $   1,745,523           $   1,124,690
                                                              =============           =============


NOTE 5 - ACQUISITIONS

Effective June 1997, Trimedica, Inc. ("Trimedica") was acquired by the Company for an aggregate of 57,143 shares of common stock. The transaction was accounted for using the pooling-of-interests accounting method. The net sales and net income of Trimedica prior to the date of acquisition that have been included in the consolidated statement of operations for the nine months ended September 30, 1997 were $148,464 and $49,230 respectively.

Effective September 1997, W. H. Bookwalter and Associates, Inc. ("Bookwalter") was acquired by the Company for an aggregate of 466,473 shares of common stock. The transaction was accounted for using the pooling-of-interests accounting method. The net sales and net income of Bookwalter prior to the date of acquisition that have been included in the consolidated statement of operations for the three months ended September 30, 1997 were $554,001 and $501 respectively. The net sales and net (loss) of Bookwalter prior to the date of acquisition that have been included in the consolidated statement of operations for the nine months ended September 30, 1997 were $1,790,572 and ($89,839) respectively.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

In June 1998, a case was filed in the State Court of Fulton County, Georgia, alleging that the Company breached a distribution agreement with the plaintiff. The plaintiff, Endo-Tech Ltd., Inc., asserts damages of approximately $400,000, plus unspecified "consequential" damages. The Company is contesting the plaintiff's claims and intends to defend itself vigorously. The Company has filed a counterclaim against the plaintiff and removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division.

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


NOTE 7 - PURCHASE BUSINESS COMBINATION ENTRIES

During the second quarter of 1997, the Company determined that approximately $700,000 of accrued liabilities that had been recorded in connection with the Val-U-Med acquisition in December 1996 were not required and the liabilities and selling, general and administrative expenses were reduced by a corresponding amount during the three months ended June 30, 1997. Under purchase business combination accounting, liabilities which were established on the date of acquisition that are ultimately deemed unnecessary should result in a reduction of the liability with a corresponding reduction in goodwill. During the fourth quarter of 1997, the Company recognized approximately $700,000 in selling, general and administrative expenses with a corresponding reduction in goodwill to reflect the appropriate accounting treatment related to these liabilities. The accompanying interim consolidated results of operations have been revised for the nine months ended September 30, 1997 to reflect the accounting treatment reflected in the 1997 year-end financial statements.

NOTE 8 - CONVERTIBLE DEBENTURES

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9 % Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make an equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debentures require the Company to comply with the following financial covenants (all as defined in the Debentures): (i) a Debt to Net Worth Ratio of no greater than .85:1; (ii) an Interest Coverage Ratio of at least 5:1; (iii) a Debt Coverage Ratio of at least
 .10:1; and (iv) a Current Ratio of at least 1.8:1. The Company is currently not in compliance with and has obtained a waiver from Renaissance to suspend the Interest Coverage Ratio and Debt Coverage Ratio covenants through December 31, 1998. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $4 per share of Common Stock. On the date the Company closed such private placement, December 19, 1997, the closing per share price of the Company's Common Stock on the NASDAQ SmallCap Market was $4.063. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $4 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. Accordingly, the conversion price for the Debentures was reduced to $2 per share of Common Stock in connection with the August 1998 private placement discussed above. In the event of the issuance of Common Stock, or securities convertible into Common Stock, for consideration other than cash, the amount of the consideration received therefore shall be deemed to be the fair market value of the property received as consideration for the issuance of such shares of Common Stock. The Debentures are also subject to a one-time adjustment to the conversion price whereby the price will be reduced if (i) the Company does not have pre-tax income, excluding extraordinary gains, of at least $4,400,000 in 1998 (ii) the volume-weighted average closing bid price of the Common Stock, as determined by Bloomberg Financial Markets and Commodities News, for the twenty-one consecutive trading days following the Company's public release of its 1998 financial results (the "1998 Conversion Price Adjustment"), is less than $2 per share. Upon the occurrence of (i) and (ii) above, the conversion price of the Debentures will be adjusted downward to an amount equal to the 1998 Conversion Price Adjustment. The Company does not foresee having pre-tax income of at least $4,400,000 for 1998. The Debentures are currently convertible for an aggregate of 1,500,000 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to conversion of the Debentures is undeterminable. Such uncertainty creates downward pressure on the public market price of the Common Stock. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.


NOTE 9 - PREFERRED STOCK PLACEMENT

         In August 1998, pursuant to the terms of a private placement, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, such affiliates referred to herein as "Renaissance") and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of 8% Series A Cumulative Preferred Stock, $.001 par value ("Series A Preferred Stock), for aggregate proceeds of $1,170,000. The Company intends to use such proceeds for working capital. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is initially convertible into shares of Common Stock at a conversion price of $2 per share, for an aggregate of 585,000 shares of Common Stock. On the date the Company closed such private placement, August 11, 1998, the closing per share price of Common Stock on the NASDAQ SmallCap Market was $1.75. Since the conversion price is subject to downward adjustment as described below, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the conversion of the preferred stock is undeterminable. Such uncertainty creates downward pressure on the public market price of the Common Stock. In the event the conversion price for the Series A Preferred Stock is adjusted downward to the extent that the number of shares of Common Stock issuable upon the conversion of the Series A Preferred Stock is in excess of 1,442,548 shares, the NASDAQ Stock Market rules require that the Company obtain stockholder approval prior to such issuance. There can be no assurance that such stockholder approval will be obtained. The failure of the Company to obtain such stockholder approval may have a material adverse effect upon the Company's business, financial condition and results of operations. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $2. In the event of the issuance of Common Stock, or securities convertible into Common Stock, for consideration other than cash, the amount of the consideration received therefore shall be deemed to be the fair market value of the property received as consideration for the issuance of such shares of Common Stock. The conversion price for the Series A Preferred Stock is also subject to a one-time downward adjustment if the Company does not have pre-tax income, excluding extraordinary gains, of at least $4,400,000 in 1998 and (ii) the volume-weighted average closing bid price of the Common Stock, as determined by Bloomberg Financial Markets and Commodities News, for the twenty-one consecutive trading days following the Company's public release of its 1998 financial results (the "1998 Conversion Price Adjustment"), is less than $2 per share. Upon the occurrence of (i) and (ii) above, the conversion price of the Series A Preferred Stock will be adjusted downward to an amount equal to the 1998 Conversion Price Adjustment. The Company does not foresee having pre-tax income of at least $4,400,000 for 1998. The provisions of the Company's Certificate of Incorporation provide that the holders of the Series A Preferred Stock have an option to redeem the Series A Preferred Stock at a redemption price per share equal to par. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Certain statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 2 regarding LifeQuest Medical, Inc. and its subsidiaries' and affiliates' (collectively, the "Company") financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the Company's ability to manufacture, market and distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, in the Company's Registration Statement on Form S-3 (File No. 333-58849) filed with the Security and Exchange Commission ("SEC") on October 30, 1998, and in the Company's annual, quarterly and other reports filed with the SEC (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues. As of September 30, 1998, the Company had an accumulated deficit of approximately $18.6 million. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

         Effective January 1, 1998, the Company merged all of its wholly owned subsidiaries with and into the Company. In conjunction with this upward merger, the Company created four new operating divisions: Endo-Surgery, Surgical Systems, Med-Service, and Technologies.

         In December 1997, the Company entered into an agreement to acquire approximately 20 percent of the stock of Dexterity, Incorporated ("Dexterity") (previously knows as TFX Holding Co. Inc.) for $1,000,000. Dexterity owns the patented Dexterity(R) Pneumo Sleeve and Dexterity(R) Protractor products. The Company recognized no revenues or expenses associated with Dexterity through September 30, 1998.

         In December 1997, the Company and Canwell Medical, Inc. formed Canwell Surgical, Inc. ("Canwell") for the purpose of selling minimally invasive surgical products in China and other Asian countries. The Company and Canwell Medical, Inc. each own 50% of the ownership interests of Canwell. Through September 30, 1998, the Company has loaned approximately $115,000 to Canwell for working capital requirements. The loan is unsecured and bears interest at 9 percent per annum with the principal maturing in January 2000. The Company is currently in the process of terminating Canwell as part of the Company's central focus on the U.S. markets.

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

         Effective June 1997, Trimedica, Inc. ("Trimedica") was acquired by the Company and merged into Klein. Trimedica was purchased for an aggregate of 57,143 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities, and operations of Trimedica prior to the merger are included in the consolidated financial statements for all periods reported herein. Trimedica business activity constitutes the orthopedic sales force of Klein.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had current assets of $5,874,000 and current liabilities of $2,366,000 resulting in working capital of $3,508,000. This compares to a working capital position of $4,175,000 at December 31, 1997. The decline in working capital is primarily due to the Company's net loss and its $1,000,000 investment in the common stock of Dexterity, offset by $1,170,000 in proceeds from an August 1998 preferred stock placement discussed below.

         In August 1998, pursuant to the terms of a private placement, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, such affiliates referred to herein as "Renaissance") and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of 8% Series A Cumulative Preferred Stock, $.001 par value ("Series A Preferred Stock), for aggregate proceeds of $1,170,000. The Company intends to use such proceeds for working capital. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is initially convertible into shares of Common Stock at a conversion price of $2 per share, for an aggregate of 585,000 shares of Common Stock. On the date the Company closed such private placement, August 11, 1998, the closing per share price of Common Stock on the NASDAQ SmallCap Market was $1.75. Since the conversion price is subject to downward adjustment as described below, and there is no minimum conversion price, the maximum number of shares of

Common Stock which may be issued pursuant to the conversion of the preferred stock is undeterminable. Such uncertainty creates downward pressure on the public market price of the Common Stock. In the event the conversion price for the Series A Preferred Stock is adjusted downward to the extent that the number of shares of Common Stock issuable upon the conversion of the Series A Preferred Stock is in excess of 1,442,548 shares, the NASDAQ Stock Market rules require that the Company obtain stockholder approval prior to such issuance. There can be no assurance that such stockholder approval will be obtained. The failure of the Company to obtain such stockholder approval may have a material adverse effect upon the Company's business, financial condition and results of operations. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $2. In the event of the issuance of Common Stock, or securities convertible into Common Stock, for consideration other than cash, the amount of the consideration received therefore shall be deemed to be the fair market value of the property received as consideration for the issuance of such shares of Common Stock. The conversion price for the Series A Preferred Stock is also subject to a one-time downward adjustment if the Company does not have pre-tax income, excluding extraordinary gains, of at least $4,400,000 in 1998 and (ii) the volume-weighted average closing bid price of the Common Stock, as determined by Bloomberg Financial Markets and Commodities News, for the twenty-one consecutive trading days following the Company's public release of its 1998 financial results (the "1998 Conversion Price Adjustment"), is less than $2 per share. Upon the occurrence of (i) and (ii) above, the conversion price of the Series A Preferred Stock will be adjusted downward to an amount equal to the 1998 Conversion Price Adjustment. The Company does not foresee having pre-tax income of at least $4,400,000 for 1998. The provisions of the Company's Certificate of Incorporation provide that the holders of the Series A Preferred Stock have an option to redeem the Series A Preferred Stock at a redemption price per share equal to par. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66-2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make an equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debentures require the Company to comply with the following financial covenants (all as defined in the Debentures): (i) a Debt to Net Worth Ratio of no greater than .85:1; (ii) an Interest Coverage Ratio of at least 5:1; (iii) a Debt Coverage Ratio of at least
 .10:1; and (iv) a Current Ratio of at least 1.8:1. The Company is currently not in compliance with and has obtained a waiver from Renaissance to suspend the Interest Coverage Ratio and Debt Coverage Ratio covenants through December 31, 1998. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $4 per share of Common Stock. On the date the Company closed such private placement, December 19, 1997, the closing per share price of the Company's Common Stock on the NASDAQ SmallCap Market was $4.063. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $4 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. Accordingly, the conversion price for the Debentures was reduced to $2 per share of Common Stock in connection with the August 1998 private placement discussed above. In the event of the issuance of Common Stock, or securities convertible into Common Stock, for consideration other than cash, the amount of the consideration received therefore shall be deemed to be the fair market value of the property received as consideration for the issuance of such shares of Common Stock. The Debentures are also subject to a one-time adjustment to the conversion price whereby the price will be reduced if (i) the Company does not have pre-tax income, excluding extraordinary gains, of at least $4,400,000 in 1998 (ii) the volume-weighted average closing bid price of the Common Stock, as determined by Bloomberg Financial Markets and Commodities News, for the twenty-one consecutive trading days following the Company's public release of its 1998 financial results (the "1998 Conversion Price Adjustment"), is less than $2 per share. Upon the occurrence of (i) and (ii) above, the conversion price of the Debentures will be adjusted downward to an amount equal to the 1998 Conversion Price Adjustment. The Company does not foresee having pre-tax income of at least $4,400,000 for 1998. The Debentures are currently convertible for an aggregate of 1,500,000 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to conversion of the Debentures is undeterminable. Such uncertainty creates downward pressure on the public market price of the Common Stock. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

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

         On February 2, 1996, the Company borrowed $750,000 from a commercial bank pledging a like amount of short-term investments as collateral. The loan proceeds were used to replace more expensive debt, mainly capital equipment leases, acquired with the acquisition of GM Engineering, Inc. ("GME"). On September 3, 1997, the loan was converted to a line of credit maturing September 1998 whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. The line of credit was paid in full in December 1997 with proceeds from the December 1997 private placement described above. The line of credit expired September 3, 1998.

         Capital expenditures were $77,000 during the first nine months of 1998. The Company anticipates further capital expenditures to support the additional infrastructure required as the Company's geographical expansion continues.

         For the nine months ended September 30, 1998, operating activities utilized $1,580,000 of cash primarily from the net loss for the period. For the nine months ended September 30, 1997, operating activities utilized $1,260,000 of cash primarily from the net loss for the period. Investment activities during the first nine months of 1998 consumed $2,047,000 primarily due to the investment in Dexterity and the purchase of short-term investments. For the same nine month period of 1997, investment activities provided cash of $1,846,000 from investment maturities net of additional investment purchases. Total cash provided from financing activities for the nine months through September 30, 1998 was $1,404,000. The Company sold convertible preferred stock during this period realizing net proceeds of $1,170,000.

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

RESULTS OF OPERATIONS

         For the three months ended September 30, 1998, the Company reported a net loss applicable to common stock of $546,000 or $.08 per share. This compares with a net loss applicable to common stock of $633,000 or $.10 per share for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company reported a net loss applicable to common stock of $1,283,000 or $.19 per share versus a net loss applicable to common stock of $1,428,000 or $.23 per share for the comparable period of 1997. The improvement in reported results for 1998 was primarily due to an increase in net sales and gross profit margins. The net loss for the nine months ended September 30, 1998 included an approximate $400,000 gain on the sale of the Osteoport(R) device as previously discussed.

         Product sales increased 24% in the third quarter 1998 and 29% in the first nine months of 1998 as compared with the same periods in 1997. Product sales were $4,594,000 for the third quarter of 1998 and $3,719,000 for the third quarter of 1997. Product sales for the first nine months of 1998 and 1997 were $13,013,000 and $10,080,000 respectively. These increases were due to continued sales growth throughout the Company within existing product lines and sales generated by the Dexterity(R) product line which was added in March 1998.

         Commission sales increased 82% in the third quarter 1998 and 72% in the first nine months of 1998 as compared with the same periods in 1997. Commission sales were $365,000 in the third quarter of 1998 and $200,000 in the third quarter of 1997. Commission sales for the first nine months of 1998 and 1997 were $959,000 and $559,000 respectively. The increase in commission sales reflects the continuing acquisition of new product representations and new sales territories within existing product lines.

         Gross profit from product sales in the third quarter was $1,722,000 in 1998 versus $1,383,000 in 1997. The corresponding gross profit margins were 37% in both 1998 and 1997. For the nine months ended September 30, gross profit was $5,011,000 or 39% in 1998 and $3,790,000 or 38% in 1997. The increase in margins is a result of the realization of the efficiencies incurred through expanding volumes and economies of scale.

         For the third quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, increased 17% to $2,437,000 in 1998 from $2,079,000 in 1997. For the first nine months of 1998, these expenses increased 28% from $5,509,000 to $7,146,000. These increased costs primarily reflect higher sales commissions due to the increased level of sales. However, as a percentage of net sales, selling, general and administrative expenses have decreased: 49% for the 1998 quarter versus 53% for the 1997 quarter and 51% for the nine months ended September 30, 1998 versus 52% for the same period in 1997.

         In order to maximize financial and managerial resources, the Company is continually monitoring non-profitable divisions and non-performing assets. Accordingly, effective September 30, 1998, the Company closed the Med-Service division and sold its customer base for a 15% royalty on gross sales generated from the customer base for a period of three years. The loss on sale of assets for the quarter ended September 30, 1998, primarily represents the sale of surplus Med-Service equipment and fixtures. The gain on sale of assets for the nine months ended September 30, 1998 includes the gain on the sale of the Osteoport(R) device as previously discussed.

         Investment income represents interest earned on the Company's short-term investments. Investment income for nine months declined from $85,000 in 1997 to $36,000 in 1998 as the level of short-term investments declined from year to year.

YEAR 2000 ISSUE

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

Year 2000 Information and Readiness Disclosure Act

         To the maximum extent permitted by applicable law, the above information is being designated as "Year 2000 Readiness Disclosure" pursuant to the "Year 2000 Information and Readiness Disclosure Act" which was signed into law on October 19, 1998.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           In June 1998, a case was filed in the State Court of Fulton County, Georgia, alleging that the Company breached a distribution agreement with the plaintiff. The plaintiff, Endo-Tech Ltd., Inc., asserts damages of approximately $400,000, plus unspecified "consequential" damages. The Company is contesting the plaintiff's claims and intends to defend itself vigorously. The Company has filed a counterclaim against the plaintiff and removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division.

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


Item 2.    Changes in Securities

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

Item 5.    Other Information - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit 11*         Computation of Earnings (Loss) Per Share

                Exhibit 27.1* Financial Data Schedule for the nine months ended September 30, 1998

                Exhibit 27.2* Restated Financial Data Schedule for the nine months ended September 30, 1997

           (b)  Reports on Form 8-K - Not applicable


*Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             LIFEQUEST MEDICAL, INC.
                                             (Registrant)




Dated:   November ___, 1998                  By /s/ RICHARD A. WOODFIELD
                                                ------------------------------
                                                    Richard A. Woodfield
                                                    President and Chief
                                                    Executive Officer (Principal
                                                    Executive Officer)



Dated:   November ___, 1998                  By /s/ RANDALL K. BOATRIGHT
                                                ------------------------------
                                                    Randall K. Boatright
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Principal Accounting
                                                    Officer)

                                 EXHIBIT INDEX

   Exhibit No.                         Description
 --------------         -----------------------------------------

    Exhibit 11*         Computation of Earnings (Loss) Per Share

    Exhibit 27.1*       Financial Data Schedule for the nine months ended
                        September 30, 1998

    Exhibit 27.2*       Restated Financial Data Schedule for the nine months ended September 30, 1997


* Filed herewith