Form 10KSB40
period 1998-12-31
DEXTERITY SURGICAL INC
filed 1999-03-31
CIK 860131

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB
(MARK ONE)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1998

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from             to
                                            -----------    -----------

                         Commission file number 0-20532

                            DEXTERITY SURGICAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                          74-2559866
  (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

   12961 PARK CENTRAL, SUITE 1300
          SAN ANTONIO, TEXAS                                      78216
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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO     .
                                               ---      ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO
THIS FORM 10-KSB   X
                  ---

     REGISTRANT'S REVENUES FOR FISCAL YEAR ENDED DECEMBER 31, 1998: $18,492,041

     AT MARCH 25, 1999 (BASED UPON THE LAST REPORTED SALES PRICE OF $1.875 PER SHARE), THE AGGREGATE MARKET VALUE OF THE COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT HELD BY NON-AFFILIATES WAS APPROXIMATELY $11.8 MILLION. AT MARCH 25, 1999, THERE WERE OUTSTANDING 10,212,742 SHARES OF COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT.

                      DOCUMENTS INCORPORATED BY REFERENCE

           DOCUMENT                                                                                          FORM 10-KSB PART
           --------                                                                                          ----------------
Definitive Proxy Statement for 1999 Annual Meeting of Stockholders
Transitional Small Business Disclosure Format.                                                  Part III, Items 9, 10, 11 and 12
                                                                              YES     NO  X .
                                                                                  ---    ---

================================================================================

                                     PART I

ITEM 1.                             BUSINESS

         Certain statements contained in this Form 10-KSB, including but not limited to statements made in this Item 1, "Business" and those made in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements, other than statements of historical facts, included in this Form 10-KSB regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, in the Company's Registration Statement on Form S-3 (File No. 333-58849) filed on October 13, 1998, and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.


GENERAL

         Dexterity Surgical, Inc., formerly known as LifeQuest Medical, Inc. (the "Company"), is engaged in the development, manufacture and distribution of instruments, equipment and surgical supplies used in minimally invasive surgery ("MIS") and hand-assisted laparoscopic surgery ("HALS").

         MIS, a rapidly growing field, involves surgical procedures, accomplished without a major incision, through strategically placed punctures in a patient's body. These procedures generally result in reduced patient discomfort, reduced risks of infection and greatly shortened hospitalization, thereby decreasing overall costs. MIS products include a wide variety of reusable and disposable items such as endoscopes(1), trocars(2), trocar sleeves/cannulas(3), video systems, mechanical and laser-related cutting devices, stapling(4) systems, electrocautery(5) systems, suction and irrigation systems, graspers and dissectors, and hand-operated retractors(6). The products are used by surgeons in hospitals and outpatient surgery facilities.

--------------------

(1) an instrument for the examination of the interior of a hollow viscus, such as the bladder.

(2) a sharp-pointed instrument equipped with a cannula, used to puncture the wall of a body cavity and withdraw fluids.

(3) a tube for insertion into a duct or cavity; during insertion its lumen is usually occupied by a trocar.

(4) the act or process of closing a wound fastening with staples instead of sutures.

(5) an apparatus for cauterizing tissue, consisting of a platinum wire in a holder which is heated to a red or white heat when the instrument is activated by an electric current.

(6) an instrument for maintaining operative exposure by separating the edges of a wound and holding back underlying organs and tissues; many shapes, sizes, and styles are available; any retractile muscle.

         HALS is a hybrid between open and laparoscopic surgery during which the surgeon inserts one hand into the abdominal cavity during laparoscopic surgery. By having his or her hand in the abdomen when performing laparoscopic surgery, the surgeon has tactile feedback, rapid finger dissection, enhanced retraction capabilities and simplified hemostasis.

         The Company acquired Dexterity Incorporated, a Delaware corporation ("Dexterity"), effective March 1999. Dexterity is located in the Philadelphia, Pennsylvania metropolitan area and develops, manufactures and distributes proprietary instruments, equipments and supplies used in HALS. Effective with such acquisition, the Company changed its name to Dexterity Surgical, Inc.

         The Company acquired Mishbucha, Inc. d/b/a Medex Surgical, a Texas corporation ("Medex Surgical"), effective September 1997. Medex Surgical is located in Dallas, Texas, and distributes instruments, equipment and surgical supplies used in MIS.

         The Company acquired W.H. Bookwalter and Associates, Inc., a Vermont corporation ("Bookwalter"), in September 1997. Bookwalter is located in Milford, Massachusetts, and distributes equipment, instruments and surgical supplies used in MIS.

         In June 1997, the Company acquired Trimedica, Inc., a Colorado corporation ("Trimedica") located in Colorado Springs, Colorado, which distributes instruments, equipment and surgical supplies used in MIS.

         In December 1996, the Company acquired Val-U-Med, Inc. ("VMI"), and in November 1996 the Company acquired Klein Medical, Inc. ("KMI"). KMI and VMI were private companies located in San Antonio, Texas and Atlanta, Georgia, respectively. Both companies distribute instruments, equipment and surgical supplies used in MIS.

         In February 1996, the Company acquired GM Engineering, Inc. ("GME"), a private company.

         The Company intends to continue to allocate its resources toward becoming a significant competitor in the MIS and HALS markets by utilizing the combined capabilities of its divisions to expand its geographical distribution coverage in the U.S. and add relevant new products to its existing line through internal development, licensing and acquisition.

         The Company was incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, the Company completed its initial public offering of Common Stock, which is traded on The NASDAQ SmallCap Market. Effective January 1, 1998, the Company merged each of its wholly-owned subsidiaries, LifeQuest Endoscopic Technologies, Inc. ("LQET"), Klein Medical, Inc. ("Klein") and Val-U-Med, Inc., ("Val-U-Med") into the Company. The Company's executive offices are located at 12961 Park Central, Suite 1300, San Antonio, Texas 78216, and its telephone number is (210) 495-8787.

RECENT ACQUISITIONS

         Dexterity

         In January 1998, the Company acquired approximately 20% of the common stock of Dexterity, a business development subsidiary of Teleflex, Inc. In March 1999, the Company acquired the remaining capital stock of Dexterity by merging Dexterity into the Company (the "Dexterity Merger"), pursuant to a Plan of Merger and Acquisition Agreement between the Company and Dexterity (the "Dexterity Agreement"). Under the terms of the Dexterity Agreement, which was approved by the stockholders of the Company at a special meeting held March 18, 1999, the Dexterity stockholders, other than the Company, received an aggregate of:

         o        $1,500,000;
         o 3,000,000 shares of common stock, $.001 par value ("Common Stock"), of the Company;
         o warrants to purchase an aggregate of 1,500,000 shares of Common Stock, at an exercise price per share of $2.00;
         o        promissory notes in the aggregate amount of $1,000,000; and
         o a royalty for seven years in an amount equal to 15% of all sales of Dexterity products (the "Royalty") pursuant to a royalty agreement (the "Royalty Agreement") among the Company and the Dexterity

                  Stockholders other than the Company. The Royalty is subject to minimum annual payments which aggregate, over the seven years of the Royalty Agreement, approximately $9,695,095.

The Company determined the fair market value of the above consideration to be approximately $16,000,000. The Company launched distribution of Dexterity's primary products, the Dexterity(R) Pneumo Sleeve and Dexterity(R) Protractor, in March 1998. The Dexterity products are currently the only HALS products approved for sale in the United States. Simultaneous with the effectiveness of the Dexterity Merger, the Company changed its name to Dexterity Surgical, Inc.

         The Pneumo Sleeve is a device that allows the surgeon to insert one hand into the abdominal cavity while preserving pneumoperitoneum(7) during laparoscopic surgery. This new surgical modality, called Hand Assisted Laparoscopic Surgery (HALS), is a hybrid between open and laparoscopic surgery. This enabling technology is expected to greatly increase the number of advanced minimal access surgeries as well as the number of surgeons who perform these procedures. According to a Private Placement Memorandum (the "PPM") prepared by Dexterity, the U.S. market potential for the Dexterity(R) Pneumo Sleeve is estimated at more than 580,000 procedures annually, including digestive tract surgery, urinary tract surgery, organ transplants, cancer surgery and vascular surgery. This translates into an estimated $600 million U.S. market for Dexterity(R) procedural kits, which include accessory devices such as hand-held surgical instruments.

         In addition to being used with the Dexterity(R) Pneumo Sleeve, the Dexterity(R) Protractor is used as a stand-alone product for open surgery, providing atraumatic retraction and wound protection. According to the PPM, the market potential for the Dexterity(R) Protractor is estimated at 2.4 million surgical procedures per year in the United State, representing a dollar market potential in excess of $200 million.

         The Company believes the potential exists for significant market penetration by the Dexterity(R) products, and that sales of the Company's existing product lines should benefit from these product introductions. The Company expects that these products, along with the surgical clip applier discussed below, will become integral components of LifeQuest's Lapro-PAK surgical procedure kits.

         Ana-Tech

         In June 1998, the Company acquired approximately 4% of the membership interests of Ana-Tech, L.L.C., a developmental stage company engaged in the development, manufacturing and distribution of fecal incontinence devices, in exchange for 370,000 shares of Common Stock. Ana-Tech, LLC is a Nevada limited liability company and has one class of membership interests. As a member of Ana-Tech, the Company has the right, along with the other members, to participate in elections of managers of Ana-Tech, LLC and to receive distributions of Net Cash Flow and Net Capital Proceeds (each as defined in the Operating Agreement of Ana-Tech, LLC) on a pro-rata basis in accordance with the Company's percentage of ownership of Ana-Tech, LLC. Allocations of profit and loss of AnaTech, LLC will be allocated among the members of Ana-Tech, LLC pro-rata in accordance with percentage of ownership.

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


------------
(7) the presence of air or gas in the preperitoneal space; it may occur spontaneously or be deliberately introduced as an aid to radiologic examination and diagnosis.

         W.H. Bookwalter and Associates, Inc.

         In September 1997, the Company completed the merger (the "Bookwalter Merger") of Bookwalter with and into Val-U-Med, a Nevada corporation and wholly owned subsidiary of the Company, with Val-U-Med as the surviving corporation. Bookwalter distributes instruments, equipment and surgical supplies used in MIS. The Bookwalter Merger was consummated under a Plan of Merger and Acquisition Agreement among the Company, Bookwalter, Val-U-Med, and the shareholders of Bookwalter, pursuant to which such shareholders received an aggregate of 466,473 shares of the Company's Common Stock.

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

         Val-U-Med

         In December 1996, the Company completed the merger (the "Val-U-Med Merger") of VMI with and into Val- U-Med, with Val-U-Med as the surviving corporation. The Val-U-Med Merger was consummated under a Plan of Merger and Acquisition Agreement among the Company, Val-U-Med, VMI and the shareholders of VMI, pursuant to which such shareholders received an aggregate of 1,200,000 shares of the Company's Common Stock and an aggregate of $400,000.

         Klein Medical

         In November 1996, the Company completed the merger (the "Klein Merger") of KMI with and into Klein, with Klein as the surviving corporation. The Klein Merger was consummated under a Plan of Merger and Acquisition Agreement among the Company, Klein, KMI and the sole shareholder of KMI, pursuant to which such shareholder received 600,000 shares of the Company's Common Stock.

         In connection with the acquisition of KMI, the Company obtained the option to acquire the exclusive U.S. distribution rights to a patented state-of-the-art clip applier which management believes is superior to currently available clip appliers. The 5mm clip applier is less invasive than the 10mm clip appliers which currently dominate the U.S. market. The clip applier is currently not market-ready, and the Company plans to exercise such option and introduce this product when it becomes commercially viable. Clip appliers are crucial instruments for surgeons working in the abdomen and chest because they provide the simplest, quickest and most effective means of occluding structures such as small blood vessels and ducts, thus decreasing total surgical and anesthesia time.

         The Company believes the potential exists for significant market penetration by both the clip applier and the Dexterity(R) products discussed above, and that sales of the Company's existing product lines should benefit from these product introductions. The Company expects that these products shall become integral components of LifeQuest's Lapro-PAK surgical procedure kits.

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

INDUSTRY BACKGROUND

         The health care industry continues to undergo change, led primarily by market forces demanding greater efficiencies and reduced costs. Government proposed health care mandates in the United States have not occurred, and it is unclear whether, and to what extent, any future government mandates will affect the domestic health care market. Industry led changes are expected to continue irrespective of any governmental efforts toward health care reform. The scope and timing of any further government sponsored proposals for health care reform are presently unclear.

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

         The Company could potentially benefit from this focus on cost containment and on managed care. Both MIS and HALS decrease operating room time, including anesthesia and patient recovery time, and is highly cost effective. Doctors, patients, employers and payors all value decreased patient recovery time. This could lead to potential increases in volume as minimally invasive procedures are selected over alternative techniques. However, an undue focus on discrete costs or similar limits which fail to consider the overall value of these advanced procedures could adversely impact the Company. Some hospitals may also lose per night revenues through reduced post-operative care requirements as to procedures performed by MIS and HALS, which could influence their analysis of acceptance of newer procedures. The Company is adapting itself to this environment by promoting the cost effectiveness of its products, by striving to efficiently produce and/or distribute the highest quality products at the lowest cost, and by assisting hospitals and payors in achieving meaningful cost reductions for the health care system while retaining the quality of care permitted by the Company's products.

         MIS refers to surgical procedures which can be accomplished without a major incision or other traumatization to the patient, in some cases without general anesthesia. Endoscopy is one of the most important minimally invasive surgical techniques. In addition to decreasing patient trauma or frequently avoiding general anesthesia, endoscopy can substantially reduce or eliminate postoperative hospitalization, thereby decreasing overall costs. The Company believes that the current pressures for medical cost containment could result in greater utilization of cost-effective, less invasive procedures. There can be no assurance, however, that greater utilization of such procedures will result, or, if greater utilization of such procedures does result, that the Company will benefit.

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

         According to a 1995 market research report by Theta Corporation, the United States MIS market exceeded $2 billion in 1994 and is forecast to grow at a 17 to 22 percent rate through 1998. MIS instruments include a wide variety of reusable and disposable items such as trocars, trocar sleeves/cannulas, video systems, mechanical and laser- related cutting devices, stapling systems, electrocautery systems, suction and irrigation systems, graspers and dissectors, hand-operated retractors and insufflation devices.

PRODUCTS

         The Company distributes a variety of products manufactured and owned by other companies and used primarily for MIS procedures. The list of companies which utilize the Company to distribute selected products includes the following: Origin MedSystems, Inc., ConMed Corporation, Sony Medical Products Division, Welch Allyn Imaging, Instruments, Endo-LTD, Microline, Inc., Innerdyne, Inc. and Bionx Implants, Inc.

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

SALES AND MARKETING

         The Company began commercial sales of its first MIS product in the first quarter of 1996 following the GM Merger, and, therefore, has limited sales, marketing and distribution experience. In 1997, the Company completed the Trimedica Merger, the Bookwalter Merger and the Medex Surgical Merger. In March 1999, the Company completed the Dexterity Merger. These acquisitions, along with the Klein Merger, the Val-U-Med Merger and the GM Merger, allow the Company to specialize in the sales, marketing and distribution of MIS and HALS devices, including the Dexterity products. The Company is marketing the Dexterity products, as well as the MIS products of other manufacturers, to hospitals, purchasing groups and surgeons throughout the United States by demonstrating the economic efficiencies of the Company's products and by assisting hospital management in realizing the benefits associated with HALS and MIS. In the United States, the Company markets MIS products and the Dexterity products primarily through sales representatives who are employed by the Company within selected geographical areas and independent sub-distributors who typically sell other complementary MIS products to the same customer base. If the need arises, the Company may expand its sales force, which will require recruiting and training additional personnel. There can be no assurance that the Company will be able to recruit and train such additional personnel in a timely fashion. Loss of a significant number of the Company's current sales personnel or independent sales representatives, or failure to attract additional personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

BUSINESS STRATEGY

         The Company has continually expanded its geographical coverage in the U.S. and plans to continue to add significant new products to its existing line through internal development, licensing and acquisition. In 1998, the combined distribution coverage of the Company included 35 U.S. states. Management intends to add a significant number of direct sales representatives in 1999 to achieve national distribution coverage. The table below set forth the Company's sales force distribution, including independent contractors and distributors as of March 12, 1999:

                            SALES FORCE DISTRIBUTION

                 STATE                      SALES REPRESENTATIVES
                 Alabama                              2
                 Arizona                              1
                 California                           9
                 Colorado                             1
                 Connecticut                          1
                 Florida                              4
                 Georgia                              6
                 Idaho                                1
                 Illinois                             3
                 Indiana                              1
                 Iowa                                 1
                 Kentucky                             1
                 Louisiana                            1

                 STATE                      SALES REPRESENTATIVES
                 Maine                                1
                 Maryland                             2
                 Massachusetts                        3
                 Michigan                             4
                 Minnesota                            2
                 Mississippi                          1
                 Missouri                             3
                 Nebraska                             1
                 New Jersey                           4
                 New York                             4
                 North Carolina                       2
                 North Dakota                         1
                 Ohio                                 3
                 Oklahoma                             1
                 Pennsylvania                         8
                 South Carolina                       1
                 Tennessee                            8
                 Texas                               12
                 Utah                                 1
                 Virginia                             2
                 West Virginia                        1
                 Wisconsin                            3
                                                  -----
                 Total                              100


COMPETITION

           The primary industry in which the Company competes, minimally invasive surgery is highly competitive and in the current healthcare environment, cost containment has become a significant factor in purchasing decisions by hospitals. The MIS market is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. The United States Surgical Corporation ("U.S. Surgical") is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that have led to the growth of the industry. U.S. Surgical supplies a broad line of products to the MIS industry, including products which facilitate access, assessment and treatment. Ethicon Endo-Surgery ("Ethicon"), a Johnson & Johnson company, has made a major investment in the MIS field in recent years and is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

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

         Many of the Company's competitors and potential competitors have substantially greater resources, including easier access to capital, research and development personnel, extensive manufacturing and marketing capabilities, broad and well established product lines as well as ancillary services, such as training programs. Some of the Company's competitors have long-term or preferential supply arrangements with certain hospitals. Such arrangements may prevent the Company from obtaining access to such hospitals. In addition, it is possible that other large healthcare companies may enter the MIS device market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that may be developed or distributed by the Company and such companies also may be more successful than the Company in production and marketing. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the development and commercialization expenses incurred with respect to those products.

         The impact of competition will likely have a continuing effect on sales volumes and on prices charged by the Company. The Company faces a formidable task in successfully gaining significant revenues within the MIS market. In order to succeed, management believes that the Company will need to objectively demonstrate substantial product benefits, and its sales effort must be able to effectively present such benefits to both clinicians and health care administrators as well as third party payers.

         There can be no assurance that the Company will be able to successfully compete in the MIS market, and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCTS SUPPLY: DEPENDENCE ON KEY SUPPLIERS

         The ability of the Company to obtain particular products or product lines in the required quantities to fulfill customer orders on a timely basis is critical to the Company's success. In most cases, the Company has no guaranteed price or delivery agreements with its MIS device suppliers. As a result, the Company may experience short-term inventory shortages. In addition, manufacturers of MIS devices who currently distribute their products through the Company may decide to distribute, or to substantially increase their existing distribution through other distributors, their own dealer networks, or directly to resellers. The Company's primary supplier, Origin MedSystems, Inc., provided products which accounted for 38% and 43% of the Company's revenues in 1997 and 1998 respectively. The Company is a party to a distribution agreement with such supplier which terminates in May 1999. There can be no assurance that the Company will be able to renew the distribution agreement with its primary supplier and the failure to do so will have an adverse impact on the Company's business, financial condition and results of operations. There can be no assurance that suppliers will be able to maintain an adequate supply of products to fulfill the Company's customer orders on a timely basis or that the Company will be able to obtain particular products or that a product line currently offered by suppliers will continue to be available. Failure of the Company to obtain particular products or product lines in the required quantities or to fulfill customer orders on a timely basis could have a material adverse effect on its business, financial condition or results of operation.

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

DEPENDENCE ON KEY PERSONNEL

         The success of the Company will be largely dependent on the efforts of a number of key management and technical personnel, including Richard A. Woodfield, President and Chief Executive Officer of the Company and Randall K. Boatright, Executive Vice-President, Chief Financial Officer and Secretary of the Company. The Company has entered into employment agreements with each of Mr. Boatright and Mr. Woodfield. The Company does not maintain key man life insurance on either Mr. Boatright or Mr. Woodfield. The loss of the services of one or more key employees could have an adverse effect on the Company. The Company believes that its future success will depend in large part upon its ability to hire and retain suitable operating, marketing, financial and technical personnel. The competition for qualified personnel in the medical device industry is intense and, accordingly, there can be no assurance that the Company will be able to hire or retain necessary personnel.

GOVERNMENT REGULATION

         As a developer and distributor of medical devices, the Company is subject to regulation by, among other governmental entities, the FDA and the corresponding agencies of states and foreign countries in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture and labeling of such devices, the maintenance of certain records and the reporting of potential product defects and other matters. Failure to comply with such regulations may have a material adverse effect on the Company.

         With the enactment of the Medical Device Amendments in May 1976 to the Federal Food, Drug and Cosmetic Act (the "FDC Act"), the FDA classified medical devices in commercial distribution into three classes, Class I, II or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls such as adequate labeling, premarket notification and adherence to Good Manufacturing Practices ("GMP") regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of special controls such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices which must receive premarket approval by the FDA pursuant to a Premarket Approval ("PMA") application to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

         Most medical instruments introduced to the United States market are required by the FDA, as a condition of marketing, to secure either clearance of a premarket notification pursuant to Section 510(k) of the FDC Act (a "510(k) Notification") or an approved PMA. Obtaining a PMA can take several years. In contrast, the process of obtaining a 510(k) Notification clearance requires the submission of substantially less data and generally involves a shorter review period. Through December 31, 1998, the Company has received 510(k) Notifications for the following products:

510(k) Number    Description
-------------    ------------
K930756          Endo Aid Aspiration Irrigation Device
K942703          Disposable and Reusable Trocar Disposable and Reusable Light Cannula System
K974139          LQET Cannula/Trocar System
K934035          Monopolar Cautery/Suction Probe
K979335          Reusable Palpation Probe

         In general, clearance of a 510(k) Notification may be obtained if a manufacturer or distributor of medical devices can establish that a new device is "substantially equivalent" to a legally marketed medical device. The 510(k) Notification and the claim of substantial equivalence may have to be supported by various types of information indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. In addition to requiring clearance for new products, FDA rules typically require a filing and a waiting period prior to marketing modified versions of existing products. The Company anticipates that most of the products it develops will be eligible for the 510(k) Notification procedure. At this time, the FDA typically responds to a submission of a 510(k) Notification within 180 to 360 days. Market clearance may take three to 12 months or longer. In the event that the shorter 510(k) Notification procedure is not available, the Company will be required to file a PMA.

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

         All of the products manufactured by or on behalf of the Company have received all regulatory approvals as required, and the Company believes, to its best knowledge, that all of the products it distributes but does not manufacture have received all regulatory approvals as required. The Company has no applications for approval before either the FDA or any similar regulatory body in other countries nor does the Company anticipate filing any applications in the near future. The Company has never had any sales in Europe nor has it ever applied for the CE mark for sales in Europe.

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

THIRD-PARTY REIMBURSEMENT

         The health care industry continues to undergo change, led primarily by market forces which are demanding greater efficiencies and reduced costs. Government proposed health care mandates in the United States generally have not occurred, and it is unclear whether, and to what extent, any government mandate will affect the domestic health care market. Industry led changes are expected to continue irrespective of any governmental efforts toward health care reform. The scope and timing of any further government sponsored proposals for health care reform are presently unclear.

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

         The Company's products are purchased by hospitals, physicians, and other health care providers, which bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Third-party payors may deny reimbursement if they determine that a product was not used in accordance with established payor protocol regarding cost-effective treatment methods, or was used for an unapproved treatment. Increasingly, third-party payors are also contesting the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. There is no assurance that reimbursement for the Company's products will be available or, if available, that payors' reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, and changes in third-party payors' policies towards reimbursement for procedures using the Company's products, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

PRODUCT LIABILITY AND INSURANCE

         The sale of MIS products by the Company entails the risk of product liability claims, involving both potential financial exposure and associated adverse publicity. The Company's current product liability insurance coverage limits are $1,000,000 per occurrence and $2,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its current and potential products. In addition, the insurance is expensive and may not be available in the future on acceptable terms, or at all. In addition, if such insurance is available, there can be no assurance that the limits of coverage of such policies will be adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company's products are purchased by hospitals, physicians, and other health care providers, which in turn bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Third-party payors may deny reimbursement if they determine that a product was not used in accordance with established payor protocol regarding cost-effective treatment methods, or was used for an unapproved treatment. Increasingly, third-party payors are also contesting the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. There is no assurance that reimbursement for procedures performed by healthcare providers utilizing the Company's products will be available or, if available, that the third-party payors' reimbursement levels will not adversely affect the Company's ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company's products to obtain reimbursement from third-party payors, and changes in third-party payors' policies towards reimbursement for procedures utilizing the Company's products, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

ADDITIONAL BUSINESS RISKS

         HISTORY OF LOSSES; PROFITABILITY UNCERTAIN. The Company has experienced operating losses since its inception on January 1, 1989. At December 31, 1998, the Company had an accumulated deficit of approximately $19.3 million. Prior to 1996, the Company was a development stage company focused primarily on obtaining FDA approval of two medical devices. However, the Company has determined not to initiate any further work on obtaining FDA approval of the devices and in 1998, sold their rights to such devices for a cash payment and a royalty on all future sales of such devices. Primarily as a result of its acquisitions in 1996 and 1997, the Company generated revenues of approximately $18.5 million during the year ended December 31, 1998.

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

         RECENT PRIVATE PLACEMENTS. In November 1998, pursuant to the terms of a private placement, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, such affiliates referred to herein as "Renaissance") an aggregate of 1,000 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,000,000. On the date the Company closed such private placement, November 19, 1998, the closing per share price of Common Stock on the NASDAQ SmallCap Market was $2.125. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. The Series B Preferred Stock is initially convertible into shares of Common Stock at a conversion price of $2 per share, for an aggregate of 500,000 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $2. The conversion price for the Series B Preferred Stock is subject to a one-time downward adjustment if, following the Company's public release of its 1998 financial results, the then current market price of Common Stock, as defined in the Company's Certificate of Incorporation, is less than $2 per share. The holders of Series B Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the Series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         In August 1998, pursuant to the terms of a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of 8% Series A Cumulative Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. On the date the Company closed such private placement, August 11, 1998, the closing per share price of Common Stock on the NASDAQ SmallCap Market was $1.75. The Company used such proceeds for working capital. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is initially convertible into shares of Common Stock at a conversion price of $2 per share, for an aggregate of 585,000 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $2. The conversion price for the Series A Preferred Stock is subject to a one-time downward adjustment if, following the Company's public release of its 1998 financial results, the then current market price of Common Stock, as defined in the Company's Certificate of Incorporation, is less than $2 per share. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make an equity investment in TFX, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debentures require the Company to comply with the following financial covenants (all as defined in the Debentures): (i) a Debt to Net Worth Ratio of no greater than .85:1; (ii) an Interest Coverage Ratio of at least 5:1; (iii) a Debt Coverage Ratio of at least
 .10:1; and (iv) a Current Ratio of at least 1.8:1. At December 31, 1998, the Company was not in compliance with Interest Coverage Ratio and Debt Coverage Ratio covenants, and has obtained a waiver from Renaissance to suspend the Current Ratio, Interest Coverage Ratio and Debt Coverage Ratio covenants through June 30, 1999, at which point the Company believes it will be in compliance with such covenants. However, if the Company is unable to comply with such covenants in the future, the Company could be found to be in technical default under the Debentures and the holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $4 per share of Common Stock. On the date the Company closed such private placement, December 19, 1997, the closing per share price of the Company's Common Stock on the NASDAQ SmallCap Market was $4.063. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $4 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. Accordingly, the conversion price for the Debentures was reduced to $2 per share of Common Stock in connection with the August 1998 private placement. The Debentures are also subject to a one-time adjustment to the conversion price whereby the price will be reduced if, following the Company's public release of its 1998 financial results, the then current market price of Common Stock, as defined in the Debentures, is less than $2 per share. The Debentures are currently convertible for an aggregate of 1,500,000 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

         POTENTIAL ADVERSE EFFECTS OF CONVERSION OF DEBENTURES AND PREFERRED STOCK AND EXERCISE OF WARRANTS. The Company cannot predict what effect, if any, the conversion of the Debentures or Preferred Stock or exercise of warrants into Common Stock and/or the sale of such Common Stock into the public market will have on the market price of the Company's Common Stock. Offers or sales of significant quantities of the Company's Common Stock, or the perception that such sales may occur or have occurred, could adversely affect the market price. The conversion features of the Debentures and Preferred Stock operates such that the holders thereof receive more shares of the Common Stock upon conversion if the conversion price is adjusted downward as described above. As the conversion price of the Preferred Stock and the Debentures may be adjusted downward to an amount equal to the volume-weighted average closing bid price of the Common Stock for the twenty-one consecutive trading days following the Company's public release of its 1998 financial results, sales of Common Stock by the holders of the Preferred Stock or Debentures, or others, whether short or long selling, could drive the market price of the Common Stock down during such twenty-one day period, after which the holders of the Debentures and Preferred Stock could profit by converting their securities into Common Stock at a lower price, then selling such shares of Common Stock if the market price rises to a higher level. The issuance of shares of Common Stock upon the conversion of the Preferred Stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of Common Stock issuable upon the conversion of the Preferred Stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company's stockholders' rights will be diluted. Such uncertainty creates downward pressure on the public market price of the Company's Common Stock. In the event such holders convert their Debentures or shares of Preferred Stock, as applicable, and sell a large number of shares of Common Stock into the public market over a short time, the market price for the Common Stock could decline. Such a decline may make future equity financings more difficult for the Company to obtain on an acceptable basis, if at all.

         FUTURE ADDITIONAL CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE. The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to protect the Company's intellectual property; the resources expended, if any, to acquire complementary businesses, products and technologies; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those marketed by the Company. Consequently, although the Company believes that its revenues and other sources of liquidity will provide adequate funding for its capital requirements through at least 1999, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms attractive to the Company or at all. In the event that substantial amounts of additional financing are required, including amounts that may be required for any potential redemption of the Debentures described above, the Company does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities. In three private placements since December 1997, the Company has issued securities currently convertible into 2,585,000 shares of Common Stock. If the holders of such securities were to convert them into shares of Common Stock and sell a large number of shares of Common Stock on the public market, the market price for the Common Stock could decline, thus making additional equity financings more difficult for the Company to obtain on an acceptable basis, if at all. There can be no assurance that such additional financing will be available if and when, and in the amounts required, by the Company. Moreover, even if such financing is available if and when required, there can be no assurance that such financing will be obtained on terms that are favorable to the Company, and substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. Any additional debt financings, if available, may involve restrictive covenants.

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

         Although many of the companies acquired by the Company had significant operating histories, the Company has limited experience owning and operating them on a consolidated basis. Operational risks associated with an acquisition include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by the Company's management, while the Company continues to incur operating expenses to provide the services formerly provided by the acquired company. Financial risks involve the incurrence of indebtedness as a result of the acquisition and the consequent need to service that indebtedness. In connection with an acquisition made in December 1996, the Company paid an aggregate of $400,000 in cash. In addition, as of December 31, 1998 pursuant to the exemptions from registration provided for in Section 4(2) of the Securities Act, the Company has issued approximately 2.8 million shares of Common Stock, which represents approximately 38% of its outstanding and issued shares of Common Stock at December 31, 1998, in connection with its six acquisitions since February 1996. The issuance of Common Stock dilutes the voting power and may dilute the economic interests of existing stockholders. As part of the Company's growth strategy, the Company will continue to review acquisition opportunities in the future, and in making acquisitions, if any, the Company may issued additional shares of Common Stock, other equity securities, debt securities or equity or debt securities convertible into shares of Common Stock. In carrying out its acquisition strategy, the Company attempts to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but there is no assurance that it will be successful in doing so. There can be no assurance that recent or future acquisitions can be readily assimilated into the Company's operating structure. Inability to efficiently integrate acquired companies could have a material adverse effect on the Company's financial condition and results of operations. The Company does not currently have any commitments or agreements with respect to any material acquisitions.

         MANAGEMENT OF GROWTH. The rapid growth of the Company's business has required the Company to make significant additions in personnel and has significantly increased the Company's working capital requirements. Although the Company has experienced significant sales growth in 1996, 1997 and 1998, such growth should not be considered indicative of future sales growth. Such growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating and financial systems, and other resources. There can be no assurance that the strain placed upon the Company's management, operating and financial systems, and other resources will not have a material adverse effect on the Company's business, financial condition, and results of operations, nor can there be any assurance that the Company will be able to attract or retain sufficient personnel to continue the expansion of its operations. Also crucial to the Company's success in managing its growth will be its ability to achieve additional economies of scale. There can be no assurance that the Company will be able to achieve such economies of scale, and the failure to do so could have a material adverse effect on the Company's business, financial condition, and results of operations.

         To manage the expansion of its operations, the Company must continuously evaluate the adequacy of its management structure and its existing systems and procedures, including, among others, its data processing, financial, and internal control systems. When entering new geographic markets, the Company will be required, on a timely and cost-effective basis, to hire personnel, establish suitable distribution centers, and adapt the Company's distribution systems and procedures to these new markets. There can be no assurance that management will adequately anticipate all of the changing demands that growth could impose on the Company's systems, procedures, and structure. In addition, the Company will be required to react to changes in the MIS distribution industry, and there can be no assurance that it will be able to do so successfully. Any failure to adequately anticipate and respond to such changing demands may have a material adverse effect on the Company's business, financial condition, or results of operations.

         EFFECTS OF DELISTING FROM NASDAQ SMALLCAP MARKET; LACK OF LIQUIDITY OF LOW PRICED STOCKS. If the Company fails to maintain the qualification for its Common Stock to trade on the Nasdaq SmallCap Market, its securities could be subject to delisting. The Nasdaq Stock Market announced increases in the quantitative standards, which became effective in February 1998, for maintenance of listings on The Nasdaq SmallCap Market. The revised standards for continued listing include maintenance of any of (x) $2,000,000 of net tangible assets, (y) $35,000,000 of market capitalization or (z) $500,000 of net income for two of the last three years and a minimum bid price per share of $1.00. Although the Company is currently in compliance with the new Nasdaq SmallCap Market continued listing requirements, no assurances can be given that the Company will be able to maintain such compliance in the future. In the event the Company is unable to satisfy the continued listing requirements, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

         In addition, if the Common Stock were to become delisted from trading on the Nasdaq SmallCap Market and the trading price of the Common Stock were below $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (which are generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock which could severely limit the market liquidity of Common Stock and the ability of stockholders to sell their shares of Common Stock in the secondary market.

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

         RISK RELATED TO INTANGIBLE ASSETS. Largely as a result of acquisitions, net goodwill accounts for approximately 14% and 29% of the Company's total assets and total stockholders' equity, respectively, at December 31, 1998. Net goodwill was approximately $1.67 million at December 31, 1998. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets acquired. The Company periodically evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of amounts allocable to the Company's intangible assets may not be recoverable. If factors indicate that the carrying value of the Company's intangible assets has been impaired, the Company would be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of the unamortized intangible assets could have a material adverse effect on the Company's business, results of operations or financial condition. A reduction in net income resulting from the amortization of goodwill may have an adverse impact upon the market price of the Company's Common Stock.

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

         SHARES ELIGIBLE FOR FUTURE SALE OR ISSUANCE. Sales of shares of Common Stock by existing stockholders under Rule 144 of the Securities Act, or through the exercise of outstanding vested options or the conversion of the Debentures or Preferred Stock, could have an adverse effect on the price of the Common Stock. At March 25, 1999, approximately 669,425 shares of Common Stock are eligible for sale in the public market upon compliance with the volume and other limitations contained in Rule 144 of the Securities Act. In addition, at December 31, 1998 there were outstanding options to acquire up to approximately 1,128,000 shares of Common Stock, 1,500,000 shares of Common Stock issuable upon conversion of the Debentures, 585,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock and 500,000 shares of Common Stock issuable upon conversion of the Series B Preferred Stock. In the event a large number of shares are sold in the public market over a short period of time, the market price for Common Stock could decline.

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

         If any person or group acquires beneficial ownership of 15% or more of the outstanding shares of the Company's Common Stock, each Right (other than the Rights held by the Acquiring Person, which shall be void), will entitle its holder to purchase at the exercise price an additional number of shares of Common Stock equal to the amount determined by dividing the exercise price by 50% of the then current market price of the Common Stock.

         In addition, if following the Shares Acquisition Date, the Company is acquired in a merger or other business-combination transaction, or sells more than 50% of its assets or earning power to any person, each Right (other than those beneficially held by an Acquiring Person) will entitle its holder to purchase at the existing exercise price a number of shares of common stock of the acquiring company having twice the value of the exercise price.

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

Although the Company issued 1,170 shares of preferred stock in August 1998, 1,000 shares of preferred stock in November 1998 and 25 shares of preferred stock in January 1999, it has no present intention to issue any additional shares of its preferred stock; however, there can be no assurance that it will not do so in the future.

         NONPAYMENT OF DIVIDENDS. The Company has never declared or paid dividends on Common Stock and does not anticipate paying dividends on Common Stock at any time in the foreseeable future. The terms of the convertible debentures and certain of the Company's loan agreements restrict the payment of dividends on Common Stock.

EMPLOYEES

         As of March 16, 1999, the Company employed approximately 83 persons. None of the Company's employees are represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company as of March 16, 1999 and their names, ages, positions and tenure with the Company are as follows:


                                                                                OFFICER
            NAME           AGE                  POSITION                         SINCE
            ----           ---                  --------                        -------
Richard A. Woodfield       56      President and Chief Executive Officer          1998
Randall K. Boatright       50      Executive Vice President, Chief Financial      1992
                                   Officer and Secretary
K.C. Fadem                 40      Vice President                                 1996
Robert Fadem               37      Vice President                                 1996
William H. Bookwalter      33      Vice President                                 1997

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


ITEM 2.                            PROPERTIES

         The Company currently leases corporate headquarters and distribution facilities in San Antonio, Texas, under a lease expiring in May 2002. The Company currently leases office and distribution facilities in Atlanta, Georgia, under a lease expiring in March 2002, and office and distribution facilities in Milford, Massachusetts under a lease expiring in March 2002. During 1998 the Company paid aggregate rentals of approximately $290,000.


ITEM 3.                         LEGAL PROCEEDINGS

         In June 1998, a case was filed in the State Court of Fulton County, Georgia, alleging that the Company breached a distribution agreement with the plaintiff. The plaintiff, Endo-Tech Ltd., Inc., asserted damages of approximately $400,000, plus unspecified "consequential" damages. The Company filed a counterclaim against the plaintiff and removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division. In November 1998, the Company and the plaintiff agreed to dismiss their respective claims against each other and entered into a settlement agreement pursuant to which the Company agreed to purchase $18,000 of products per month from January 1999 through December 2000.

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

                                     PART II

ITEM 5.            MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

         The Common Stock, $.001 par value ("Common Stock"), of the Company traded on the Nasdaq SmallCap Market under the symbol "LQMD" until March 19, 1999, at which time it began trading under the symbol "DEXT." The Common Stock commenced trading in August 1992. The following table presents the range of high and low sales prices for the Common Stock as reported by the Nasdaq Stock Market for the periods indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

QUARTER ENDED         HIGH           LOW
-------------         ----           ---
Fiscal 1998:

Fourth Quarter       $2 9/16       $1 1/4
Third Quarter         2 13/16       1 1/4
Second Quarter        4 13/16       2 1/8
First Quarter         4 15/16       3 3/16

Fiscal 1997:

Fourth Quarter       $5 3/8        $3 5/8
Third Quarter         5 1/4         4 1/8
Second Quarter        5 1/8         4 1/8
First Quarter         5 1/2         2 7/8


         At March 16, 1999, there were approximately 194 record holders of Common Stock and approximately 1,760 beneficial holders of Common Stock.

         The Company has not in the past declared any cash dividends on the Common Stock, and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.

         On November 19, 1998, pursuant to the terms of a private placement, the Company issued to two affiliates of Renaissance Capital Group, Inc. an aggregate of 1,000 shares of 8% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred") at a per share purchase price of $1,000. The Series B Preferred is convertible into an aggregate of 500,000 shares of Common Stock (subject to adjustment) at a conversion price not to exceed $2.00. Dividends cumulatively accrue on the Series B Preferred at a rate of $80 per annum per share. So long as any accrued dividends on Series B Preferred are unpaid, no dividends may be declared on Common Stock. The holders of Series B Preferred shall be entitled, upon a liquidation of the Company, to receive $1,000 per share of Series B Preferred, plus all accrued and unpaid dividends. The holders of the Series B Preferred have the right to one vote per share of Series B Preferred on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66-2/3% of the shares of Series B Preferred then outstanding is required to materially amend the Certificate of Incorporation or Bylaws of the Company. In the event two quarterly dividends on the Series B Preferred shall be in arrears, the holders of the Series B Preferred have the right to elect or designate two directors of the Company.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 6 regarding Dexterity Surgical, Inc. and its subsidiaries' and affiliates' (collectively, the "Company") financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the Company's ability to manufacture, market and distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, in the Company's Registration Statement on Form S-3 (File No. 333-58849) filed with the Security and Exchange Commission ("SEC") on October 13, 1998, and in the Company's annual, quarterly and other reports filed with the SEC (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company decided to reduce continuing investment in research and development related to such technologies and to focus its efforts on acquiring and distributing MIS devices. Accordingly, during the last three fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development, and in fiscal 1998, eliminated virtually all expenditures in this area. However, due to the Dexterity Merger (defined below), the Company intends to invest moderate amounts in research and development in 1999. As of December 31, 1998, the Company had an accumulated deficit of approximately $19,327,000. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

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

         In January 1998, the Company acquired approximately 20% of the common stock of Dexterity, a business development subsidiary of Teleflex, Inc. In March 1999, the Company acquired the remaining common stock of Dexterity by merging Dexterity into the Company (the "Dexterity Merger") pursuant to a Plan of Merger and Acquisition agreement between the Company and Dexterity (the "Dexterity Agreement"). Under the terms of the Dexterity Agreement, which was approved by the stockholders of the Company at a special meeting held March 18, 1999, the Dexterity stockholders, other than the Company, received an aggregate of:

         o        $1,500,000;

         o        3,000,000 shares of Common Stock;

         o warrants to purchase an aggregate of 1,500,000 shares of Common Stock, at an exercise price per share of $2.00;

         o        promissory notes in the aggregate amount of $1,000,000; and

         o a royalty for seven years in an amount equal to 15% of all sales of Dexterity products (the "Royalty") pursuant to a royalty agreement (the "Royalty Agreement") among the Company and the Dexterity stockholders, other than the Company. The Royalty is subject to minimum annual payments which aggregate, over the seven years of the Royalty Agreement, approximately $9,695,095.

The Company determined the fair market value of the above consideration to be approximately $16,000,000. The Company launched distribution of Dexterity's primary products, the Dexterity(R) Pneumo Sleeve and Dexterity(R) Protractor, in March 1998. The transaction was accounted for using the purchase method of accounting.

         Effective January 1, 1998, the Company merged all of its wholly owned subsidiaries with and into the Company. In conjunction with this upward merger, the Company created four new operating divisions: Endo-Surgery, Surgical Systems, Med-Service, and Technologies.

         Effective September 1997, W. H. Bookwalter and Associates, Inc., a Vermont corporation ("Bookwalter"), was acquired by the Company and merged into Val-U-Med, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company ("Val-U-Med"), in consideration for an aggregate of 466,473 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method; and therefore, the assets, liabilities and operations of Bookwalter are included in the consolidated financial statements contained herein for all periods reported therein. Bookwalter business activity will provide the Company with distribution coverage in the northeastern region of the United States.

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

         In December 1996, Val-U-Med, Inc., a Georgia corporation ("VMI"), was acquired by the Company and merged into Val-U-Med in consideration for an aggregate of 1,200,000 shares of Common Stock and an aggregate of $400,000. The transaction was accounted for using the purchase method of accounting; therefore, the assets, liabilities and operations of VMI prior to its acquisition by the Company are not included in the consolidated financial statements contained herein.

         In November 1996, Klein Medical, Inc., a Texas corporation ("KMI"), was acquired by the Company and merged into Klein in consideration for an aggregate of 600,000 shares of Common Stock. The transaction was accounted for using the pooling-of-interests accounting method; therefore, the assets, liabilities, and operations of KMI are included in the consolidated financial statements contained herein for all period reported therein.

         In February 1996, the Company completed the merger of GM Engineering, Inc., a California corporation ("GME"), with and into LifeQuest Endoscopic Technologies, Inc., ("LQET") a Nevada corporation and wholly owned subsidiary of the Company, in consideration for 350,000 shares of Common Stock. The transaction was recorded using the pooling-of-interests method of accounting; therefore, the assets, liabilities, and operations of GME are included in the consolidated financial statements contained herein for all periods reported therein.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had current assets of $7,004,000 and current liabilities of $3,395,000 resulting in working capital of $3,609,000. This compares to a working capital position of $4,175,000 at December 31, 1997. The decline in working capital is primarily due to the Company's net loss for 1998 offset by proceeds from two preferred stock placements.

         In January 1999, pursuant to the terms of a private placement, the Company issued to an officer and director of the Company 25 shares of 8% Series B Cumulative Preferred Stock, $.001 par value ("Series B Preferred"), for proceeds of $25,000.

         In November 1998, pursuant to the terms of a private placement, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, such affiliates referred to herein as "Renaissance") 1,000 shares of 8% Series B Preferred for aggregate proceeds of $1,000,000. The Company used such proceeds for working capital. Annual dividends on the Series B Preferred are cumulative at a rate of $80 per share. The Series B Preferred is initially convertible into shares of Common Stock at a conversion price of $2 per share, for an aggregate of 500,000 shares of Common Stock. On the date the Company closed such private placement, November 19, 1998, the closing per share price of Common Stock on the NASDAQ SmallCap Market was $2.13.

         In August 1998, pursuant to the terms of a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of 8% Series A Cumulative Preferred Stock, $.001 par value ("Series A Preferred"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. Annual dividends on the Series A Preferred are cumulative at a rate of $80 per share. The Series A Preferred is initially convertible into shares of Common Stock at a conversion price of $2 per share, for an aggregate of 585,000 shares of Common Stock. On the date the Company closed such private placement, August 11, 1998, the closing per share price of Common Stock on the NASDAQ SmallCap Market was $1.75.

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make an equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debentures require the Company to comply with the following financial covenants (all as defined in the Debentures): (i) a Debt to Net Worth Ratio of no greater than .85:1; (ii) an Interest Coverage Ratio of at least 5:1; (iii) a Debt Coverage Ratio of at least
 .10:1; and (iv) a Current Ratio of at least 1.8:1. At December 31, 1998, the Company was not in compliance with Interest Coverage Ratio and Debt Coverage Ratio covenants, and has obtained a waiver from Renaissance to suspend the Interest Coverage Ratio, Debt Coverage Ratio and Current Ratio covenants through June 30, 1999 at which time the Company believes it will be in compliance with such covenants. However, if the Company is unable to comply with such covenants in the future, the Company could be found to be in technical default under the Debentures and the holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $4 per share of Common Stock. On the date the Company closed such private placement, December 19, 1997, the closing per share price of the Company's Common Stock on the NASDAQ SmallCap Market was $4.063.

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

         On February 2, 1996, the Company borrowed $750,000 from a commercial bank pledging a like amount of short-term investments as collateral. On September 3, 1997, the loan was converted to a line of credit maturing September 1998 whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. The line of credit was paid in full in December 1997 with proceeds from the December 1997 private placement described above. The line of credit expired September 3, 1998. The Company has received preliminary approval of a new $5,000,000 line of credit from a financial institution and estimates completion of the transaction in April 1999. All inventories, accounts receivable and intangibles of the Company are anticipated to be pledged as collateral. However, there can be no assurance the transaction will be consummated.

         For the year ended December 31, 1998, operating activities utilized $1,842,000 of cash primarily due to the net loss for the year. Investment activities during 1998 utilized cash of $2,121,000, primarily from the purchase of investments. During 1998, the Company realized $2,170,000 from the sale of preferred stock and $254,000 from the exercise of stock options.

         For the year ended December 31, 1997, operating activities utilized $2,304,000 of cash primarily from the net loss for the year. Investment activities during 1997 provided cash of $1,926,000 primarily from the sale of investments. Total cash provided from financing activities for 1997 was $3,320,000. The Company sold common stock and convertible debentures during 1997 realizing net proceeds of $4,200,000. Also, during 1997, the Company repaid $796,000 of long-term debt.

         Based upon the current level of operations, the Company believes that projected cash flow from operations plus the Company's cash from the realization of its current assets will be adequate to meet its anticipated requirements for working capital and capital expenditures through 1999. However, additional capital may be required in order for the Company to take advantage of any potential acquisition opportunities or to participate in future alliances or joint ventures. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms beneficial to the Company or at all.

         RESULTS OF OPERATIONS FOR YEAR ENDING DECEMBER 31, 1998

         For the year ended December 31, 1998, the Company reported a net loss applicable to common stock of $1,974,000 or $.28 per basic and diluted share. This compares with a net loss applicable to common stock of $2,997,000 or $.48 per basic and diluted share for the year ended December 31, 1997. The improvement in reported results for 1998 was primarily due to an increase in net sales and gross profit margins. Also, the Company is continually monitoring non-profitable divisions and non-performing assets. Accordingly, during 1998, the Company closed the Med-Service division, closed its Colorado office and sold the Osteoport(R) device. Furthermore, the Technologies division was closed March 15, 1999 at an approximate cost of $30,000, which was accrued in the fourth quarter of 1998. The net loss for the year ended December 31, 1998 included an approximate $400,000 gain on the sale of the Osteoport(R) device as previously discussed.

         Product sales increased 29% in 1998 as compared with 1997. Product sales were $17,325,000 for 1998 and $13,428,000 for 1997. These increases were due to continued sales growth throughout the Company within existing product lines and sales generated by the Dexterity(R) product line, which was added in March 1998.

         Commissions earned increased 28% in 1998 as compared with 1997. Commissions earned were $1,167,000 in 1998 and $909,000 in 1997. The increase in commissions earned reflects the continuing acquisition of new product representations and new sales territories within existing product lines.

         Gross profit from product sales was $7,011,000 in 1998 versus $4,727,000 in 1997. The corresponding gross profit margins were 40% in 1998 and 35% in 1997. The increase in margins is a result of the realization of the efficiencies incurred through expanding volumes and economies of scale. Also, marketing emphasis on higher margin products contributed to higher gross profit margins.

         In 1998, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, increased 20% to $9,820,000 from $8,181,000 in 1997. These increased costs primarily reflect higher sales commissions due to the increased level of sales. However, as a percentage of net sales, selling, general and administrative expenses have decreased: 53% for 1998 versus 57% for 1997.

         RESULTS OF OPERATIONS FOR YEAR ENDING DECEMBER 31, 1997

         For the year ended December 31, 1997, the Company reported a net loss of $2,997,000 or $.48 per basic and diluted share. This compares with a net loss of $1,958,000, or $.40 per basic and diluted share for the year ended

December 31, 1996. The increase in the net loss for the year was primarily caused by costs associated with the Company's acceleration of the geographic expansion of its business activity and sales force and distribution and sales support infrastructure and due to expenses incurred during the development of the Company's own SST brand of trocars and cannulas. During the year ended December 31, 1997, the Company's sales force grew in excess of 200% and its distribution coverage expanded to include 32 states and one Canadian province. The sales force expansion was necessary to prepare for the launch of the Dexterity products in 1998, which significantly increased selling, general and administrative expenses as discussed below.

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

         In 1997, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, increased to $8,181,000 in 1997 from $3,933,000 in 1996. The increased costs reflect higher sales commissions due to the inclusion of the Val-U-Med results, increased costs related to developing and supporting an infrastructure necessary to integrate the Company's acquisitions during 1996 and 1997 and costs associated with development of a new customized line of trocars and cannulas.

         YEAR 2000 ISSUE

         The efficient operation of the Company's business is dependent on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including information management services and financial reporting, as well as in various administrative functions. The Company has evaluated its Programs and Systems to identify potential year 2000 compliance problems, as well as manual processes, external interfaces with customers, and services supplied by vendors to coordinate year 2000 compliance and conversion. The year 2000 problem refers to the limitations of the programming code in certain existing software programs to recognize date sensitive information for the year 2000 and beyond. Unless modified prior to December 31, 1999, such systems may not properly recognize date-sensitive information and could generate erroneous data or cause a system to fail to operate properly. Based on current information, the Company believes its Programs and Systems are year 2000 compliant. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers may not interface properly with the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this issue. Problems encountered by the Company's vendors, customers and other third parties also may have a material adverse effect on the Company's financial condition and results of operations.

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

         The above Year 2000 disclosure constitutes a "Year 2000 Readiness Disclosure" as defined in The Year 2000 Information and Readiness Disclosure Act (the "Act"), which was signed into law on October 19, 1998. The Act provides added protection from liability for certain public and private statements concerning a company's Year 2000 readiness.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this Item will be contained in the Company's Proxy Statement for 1999 Annual Meeting, which is incorporated herein by reference.

         See also "Executive Officers of the Registrant" under Part I, Item 1, herein.

ITEM 10.       EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's Proxy Statement for 1999 Annual Meeting, which is incorporated herein by reference.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item will be contained in the Company's Proxy Statement for 1999 Annual Meeting, which is incorporated herein by reference.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's Proxy Statement for 1999 Annual Meeting, which is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
         Report of Independent Public Accountants....................................................  F-1

         Balance Sheets at December 31, 1997 and 1998................................................  F-2

         Statements of Operations for the years ended December 31, 1997 and 1998.....................  F-4

         Statements of Stockholders' Equity for the years ended December 31, 1997 and 1998...........  F-5

         Statements of Cash Flows for the years ended December 31, 1997 and 1998.....................  F-6

         Notes to Financial Statements...............................................................  F-7

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

2.5            Plan of Merger and Acquisition Agreement dated September 30,
               1997, among LifeQuest Medical, Inc., Val-U-Med, Inc., W. H.
               Bookwalter & Associates, Inc., and the shareholders of W. H.
               Bookwalter & Associates, Inc. (incorporated by reference herein to Exhibit 21.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1997).

2.6 Plan of Merger and Acquisition Agreement dated October 7, 1997, among LifeQuest Medical, Inc., Klein Medical, Inc., Mishbucha,
               Inc. d/b/a Medex Surgical, Inc., Edward Kraus, and Robert Kraus
               (incorporated by reference herein to Exhibit 2.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ending September
               30, 1997).

2.7 Plan of Merger and Acquisition Agreement dated December 30, 1997, among LifeQuest Medical, Inc., LifeQuest Endoscopic Technologies,
               Inc., Klein Medical, Inc. and Val-U-Med, Inc.

2.8* Plan of Merger and Acquisition Agreement dated December 18, 1998 between Dexterity Incorporated and the Company.

3.1*           Restated Certificate of Incorporation of the Registrant.

3.2 Bylaws of the Registrant (incorporated by reference herein to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed on August 19, 1992, Registration No. 33-49196).

4.1            Convertible Loan Agreement among the Company, Renaissance Capital
               Growth and Income Fund III, Inc., Renaissance US Growth and
               Income Trust PLC and Renaissance Capital Group, Inc. dated
               December 19, 1997.

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

10.27          Distribution Agreement dated May 1, 1997 between LifeQuest
               Medical, Inc. and Origin MedSystems, Inc. (incorporated by reference herein to Exhibit No. 10.27 to the Company's Annual
               Report on Form 10-KSB/A for the year ended December 31, 1997).

10.28          Employment Agreement dated April 1, 1998 between the Company and
               Randall K. Boatright (incorporated herein by reference to Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended June 30,
               1998).

10.29          Subscription Agreement dated June 9, 1998 between the Company and
               Ana-Tech, L.L.C. (incorporated herein by reference to Exhibit
               10.4 to the Company's Form 10-Q for the quarter ended June 30,
               1998).

10.30          Series A Cumulative Convertible Stock Purchase Agreement dated
               August 11, 1998, among the Company, Renaissance Capital Growth &
               Income Fund III, Inc. and Renaissance U.S. Growth & Income Trust,
               PLC (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.31          Series A Cumulative Convertible Preferred Stock Purchase
               Agreement dated August 11, 1998, among the Company, Richard A.
               Woodfield and R. Michael Yates (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended
               June 30, 1998).

10.32*         Series B Convertible Stock Purchase Agreement dated November 19,
               1998, among the Company, Renaissance Capital Growth & Income
               Trust Fund III, Inc. and Renaissance U.S. Growth & Income Trust,
               PLC

10.33*         Amended Employment Agreement between the Company and Richard A.
               Woodfield dated December 15, 1998.

10.34*         Amended Option Agreement between the Company and Richard A.
               Woodfield dated December 15, 1998.

22             Subsidiaries
                                                             Name Under Which
               Name               State of Incorporation     Doing Business
               ----               ----------------------     ----------------

               ValQuest Medical, Inc.      Nevada         ValQuest Medical, Inc.

11*            Computation of earnings (loss) per share

23*            Consent of Arthur Andersen LLP

27*            Financial Data Schedule


*   Filed herewith

(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIFEQUEST MEDICAL, INC.


March ___, 1999                         By    /s/ Richard A. Woodfield
                                           ------------------------------------
                                                  Richard A. Woodfield
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                             DATE
---------                                   -----                             ----
/s/ Richard A. Woodfield         President, Chief Executive Officer      March ___, 1999
--------------------------       and Director (Principal Executive
Richard A. Woodfield             Officer)

/s/ Randall K. Boatright         Executive Vice President, Chief         March ___, 1999
--------------------------       Financial Officer and Director
Randall K. Boatright             (Principal Financial and
                                 Accounting Officer)

/s/ Robert B. Johnson            Director                                March ___, 1999
-------------------------
Robert B. Johnson

/s/ K.C. Fadem                   Director                                March ___, 1999
-------------------------
K.C. Fadem
/s/ Jeffrey H. Berg, Ph.D.       Director                                March ___, 1999
-------------------------
Jeffrey H. Berg, Ph.D.

/s/ Robert L. Evans              Director                                March ___, 1999
-------------------------
Robert L. Evans

/s/ William H. Bookwalter        Director                                March ___, 1999
-------------------------
William H. Bookwalter

/s/Robert Pearson                Director                                March ___, 1999
-------------------------
Robert Pearson

/s/ Christopher K. Black         Director                                March ___, 1999
-------------------------
Christopher K. Black

/s/ John J. Sickler              Director                                March ___, 1999
-------------------------
John J. Sickler

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Dexterity Surgical, Inc.:

We have audited the accompanying consolidated balance sheets of Dexterity Surgical, Inc., formerly LifeQuest Medical, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dexterity Surgical, Inc., and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                     /s/ ARTHUR ANDERSEN LLP


San Antonio, Texas
March 12, 1999

                   DEXTERITY SURGICAL, INC., AND SUBSIDIARIES

                       (Formerly LifeQuest Medical, Inc.)


                           CONSOLIDATED BALANCE SHEETS


                                                                               December 31
                                                                      ------------------------------
                                          ASSETS                         1997                1998
                                                                      ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                                          $  3,236,307      $  1,644,535
   Short-term investments                                                  150,000           983,714
   Accounts receivable (net of allowance for doubtful accounts of
     $256,362 and $219,829 in 1997 and 1998, respectively)               2,292,235         2,786,909
   Accounts receivable from related parties                                 17,710            56,619
   Inventories, net                                                      1,745,523         1,482,899
   Prepaid and other assets                                                172,209            49,715
                                                                      ------------      ------------
                          Total current assets                           7,613,984         7,004,391
                                                                      ------------      ------------

PROPERTY, PLANT AND EQUIPMENT                                            1,541,376         1,604,043
   Less- Accumulated depreciation                                         (922,437)       (1,051,117)
                                                                      ------------      ------------
                          Net property, plant and equipment                618,939           552,926
                                                                      ------------      ------------
DEFERRED FINANCE CHARGES                                                   180,996           155,139
                                                                      ------------      ------------
INVESTMENTS, at cost                                                            --         2,202,500
                                                                      ------------      ------------
INTANGIBLE ASSETS:
   Licensed technology rights and other                                    441,358           680,912
   Goodwill, net                                                         1,882,839         1,673,818
                                                                      ------------      ------------
                          Net intangible assets                          2,324,197         2,354,730
                                                                      ------------      ------------
                          Total assets                                $ 10,738,116      $ 12,269,686
                                                                      ============      ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                   DEXTERITY SURGICAL, INC., AND SUBSIDIARIES

                       (Formerly LifeQuest Medical, Inc.)


                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31
                                                                               ------------------------------
                         LIABILITIES AND STOCKHOLDERS' EQUITY                     1997              1998
                                                                               ------------      ------------
CURRENT LIABILITIES:
   Accounts payable                                                            $  2,605,366      $  2,633,032
   Accrued liabilities                                                              826,695           645,605
   Current portion of long-term debt                                                  6,838           116,310
                                                                               ------------      ------------

                     Total current liabilities                                    3,438,899         3,394,947
                                                                               ------------      ------------

MINORITY INTEREST                                                                   108,802           106,544
                                                                               ------------      ------------

CONVERTIBLE DEBENTURES                                                            3,000,000         3,000,000
                                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 2,000,000 shares authorized; 0 (1997)
     and 2,170 (1998) shares issued and outstanding                                      --                 2
   Common stock, $.001 par value; 50,000,000 shares authorized; 6,653,883
     (1997) and 7,212,742 (1998) shares issued and outstanding                        6,654             7,213
   Additional paid-in capital                                                    21,576,854        25,095,313
   Deferred compensation                                                            (40,055)           (6,857)
   Accumulated deficit                                                          (17,353,038)      (19,327,476)
                                                                               ------------      ------------

                     Total stockholders' equity                                   4,190,415         5,768,195
                                                                               ------------      ------------

                     Total liabilities and stockholders' equity                $ 10,738,116      $ 12,269,686
                                                                               ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DEXTERITY SURGICAL, INC., AND SUBSIDIARIES

                       (Formerly LifeQuest Medical, Inc.)


                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     Year Ended December 31
                                                                    1997              1998
                                                                ------------      ------------
NET SALES:
   Product sales                                                $ 13,427,839      $ 17,325,096
   Commissions earned                                                908,989         1,166,945
                                                                ------------      ------------

                                                                  14,336,828        18,492,041

COST AND EXPENSES:
   Cost of sales                                                   8,701,263        10,313,931
   Research and development                                           32,424                --
   Selling, general and administrative                             8,181,314         9,819,634
   Depreciation and amortization                                     432,160           404,881
                                                                ------------      ------------

                                                                  17,347,161        20,538,446
                                                                ------------      ------------
LOSS FROM OPERATIONS                                              (3,010,333)       (2,046,405)

OTHER INCOME (EXPENSE):
   (Loss) gain on sale of assets, net                                 (7,070)          389,503
   Interest expense                                                  (83,788)         (330,620)
   Investment and other income                                        92,486            56,374
                                                                ------------      ------------

NET LOSS BEFORE MINORITY INTEREST                                 (3,008,705)       (1,931,148)

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARY              11,578             2,258
                                                                ------------      ------------

NET LOSS                                                          (2,997,127)       (1,928,890)
   Less- Dividend requirement on cumulative preferred stock               --           (45,548)
                                                                ------------      ------------

NET LOSS APPLICABLE TO COMMON STOCK                             $ (2,997,127)     $ (1,974,438)
                                                                ============      ============

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK                $       (.48)     $       (.28)
                                                                ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING USED IN COMPUTING
 BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK                  6,299,592         6,989,951
                                                                ============      ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                                    DEXTERITY SURGICAL, INC., AND SUBSIDIARIES

                                        (Formerly LifeQuest Medical, Inc.)


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Preferred Stock                   Common Stock
                                                     -----------------------------     -----------------------------
                                                       Shares             $.001          Shares           $.001
                                                     Issued and            Par         Issued and           Par
                                                     Outstanding          Value        Outstanding         Value
                                                     ------------     ------------     ------------     ------------

BALANCES, December 31, 1996                                    --     $         --        6,134,071     $      6,134
   Exercise of stock options                                   --               --          121,566              122
   Trimedica dividend                                          --               --               --               --
   Revaluation of stock options                                --               --               --               --
   Compensation expense                                        --               --               --               --
   Sale of stock to officer                                    --               --           50,000               50
   Sale of stock                                               --               --          250,000              250
   Issuance of stock options to consultant                     --               --               --               --
   Issuance of stock, Medex Surgical acquisition               --               --           98,246               98
   Issuance of stock for services by acquired
     entity                                                    --               --               --               --
   Net loss                                                    --               --               --               --
                                                     ------------     ------------     ------------     ------------

BALANCES, December 31, 1997                                    --               --        6,653,883            6,654
   Exercise of stock options                                   --               --          188,859              189
   Issuance of stock, Ana-Tech                                 --               --          370,000              370
   Compensation expense                                        --               --               --               --
   Sale of preferred stock                                  2,170                2               --               --
   Preferred stock dividends                                   --               --               --               --
   Cancellation of stock options to consultant                 --               --               --               --
   Net loss                                                    --               --               --               --
                                                     ------------     ------------     ------------     ------------

BALANCES, December 31, 1998                                 2,170     $          2        7,212,742     $      7,213
                                                     ============     ============     ============     ============


                                                     Additional
                                                       Paid-In           Deferred        Accumulated
                                                        Capital        Compensation         Deficit           Total
                                                     ------------      ------------      ------------      ------------

BALANCES, December 31, 1996                          $ 19,989,524      $         --      $(14,321,067)     $  5,674,591
   Exercise of stock options                              131,304                --                --           131,426
   Trimedica dividend                                          --                --           (34,844)          (34,844)
   Revaluation of stock options                            78,346           (78,346)               --                --
   Compensation expense                                        --            38,291                --            38,291
   Sale of stock to officer                               199,950                --                --           200,000
   Sale of stock                                          999,750                --                --         1,000,000
   Issuance of stock options to consultant                158,611                --                --           158,611
   Issuance of stock, Medex Surgical acquisition              902                --                --             1,000
   Issuance of stock for services by acquired
     entity                                                18,467                --                --            18,467
   Net loss                                                    --                --        (2,997,127)       (2,997,127)
                                                     ------------      ------------      ------------      ------------

BALANCES, December 31, 1997                            21,576,854           (40,055)      (17,353,038)        4,190,415
   Exercise of stock options                              253,611                --                --           253,800
   Issuance of stock, Ana-Tech                          1,202,130                --                --         1,202,500
   Compensation expense                                        --            33,198                --            33,198
   Sale of preferred stock                              2,169,998                --                --         2,170,000
   Preferred stock dividends                                   --                --           (45,548)          (45,548)
   Cancellation of stock options to consultant           (107,280)               --                --          (107,280)
   Net loss                                                    --                --        (1,928,890)       (1,928,890)
                                                     ------------      ------------      ------------      ------------

BALANCES, December 31, 1998                          $ 25,095,313      $     (6,857)     $(19,327,476)     $  5,768,195
                                                     ============      ============      ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DEXTERITY SURGICAL, INC., AND SUBSIDIARIES

                       (Formerly LifeQuest Medical, Inc.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31
                                                                            1997            1998
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $(2,997,127)     $(1,928,890)
   Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization                                        432,160          404,881
       Amortization of deferred finance charges                                  --           25,857
       Option expense                                                        56,758           33,198
       Issuance of stock and options to consultant                           36,005               --
       Loss on disposal of fixed assets                                       7,070           23,187
       Disposal of intangible asset                                              --           11,066
       Minority interest in net loss of consolidated subsidiary             (11,578)          (2,258)
       Changes in operating assets and liabilities-
         Increase in accounts receivable, net                              (959,739)        (494,674)
         (Increase) decrease in inventories, net                           (121,408)         262,624
         Decrease in prepaid and other assets                                24,776           15,212
         Increase in accounts receivable from related parties                (2,839)         (38,909)
         Increase in accounts payable                                       915,680           27,666
         Increase (decrease) in accrued liabilities                         316,567         (181,090)
                                                                        -----------      -----------

                Net cash used in operating activities                    (2,303,675)      (1,842,130)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                              (378,679)        (133,703)
   Additions to licensed technology rights and other                             --         (153,639)
   Acquisitions and investments, net of cash received                       (70,462)      (1,000,000)
   Purchases of investments                                              (2,248,153)      (1,111,160)
   Sales of investments                                                   4,568,214          291,085
   (Increase) decrease in interest receivable                                55,063          (13,639)
                                                                        -----------      -----------

                Net cash provided by (used in) investing activities       1,925,983       (2,121,056)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from convertible debentures                                   3,000,000               --
   Proceeds from issuance of common stock                                 1,200,000               --
   Proceeds from issuance of preferred stock                                     --        2,170,000
   Payments for deferred finance charges                                   (180,996)              --
   Proceeds from exercise of stock options                                  131,426          253,800
   Payments to stockholders                                                 (34,844)              --
   Payments of preferred stock dividends                                         --          (45,548)
   Payments on long-term debt                                              (795,730)          (6,838)
                                                                        -----------      -----------

                Net cash provided by financing activities                 3,319,856        2,371,414
                                                                        -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      2,942,164       (1,591,772)

CASH AND CASH EQUIVALENTS, beginning of year                                294,143        3,236,307
                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                  $ 3,236,307      $ 1,644,535
                                                                        ===========      ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DEXTERITY SURGICAL, INC., AND SUBSIDIARIES

                       (Formerly LifeQuest Medical, Inc.)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  1.   ORGANIZATION AND DESCRIPTION OF
       THE COMPANY AND RISK FACTORS:

Dexterity Surgical, Inc., a Delaware corporation (Dexterity or the Company), formerly LifeQuest Medical, Inc. (LifeQuest), see Note 15, was incorporated on December 23, 1988, and commenced operations on January 1, 1989. The Company is engaged in the development, commercialization and distribution of proprietary and nonproprietary medical devices. In 1994, the Company and Valdor Fiber Optics formed ValQuest Medical, Inc., a Nevada corporation (ValQuest), a corporate joint venture (see Note 5). ValQuest currently operates as an 82 percent owned subsidiary of the Company. In December 1996, the Company completed the merger of Val-U-Med, Inc., a Georgia corporation (VMI), with and into Val-U-Med, Inc., a Nevada corporation (Val-U-Med), and wholly owned subsidiary of the Company. The Val-U-Med merger was accounted for as a purchase transaction. The accounts of Val-U-Med have been included in the accompanying consolidated financial statements since the acquisition date. In February 1996, the Company completed the merger of GM Engineering, Inc., a California corporation (GME), with and into LifeQuest Endoscopic Technologies, Inc., a Nevada corporation (LQET), and wholly owned subsidiary of the Company. In November 1996, the Company completed the merger of Klein Medical, Inc., a Texas corporation (KMI), with and into Klein Medical, Inc., a Nevada corporation (Klein), and wholly owned subsidiary of the Company. In June 1997, the Company completed the merger of Trimedica, Inc., a Colorado corporation (Trimedica), with and into Klein. In September 1997, the Company completed the merger of Mishbucha, Inc., a Texas corporation d/b/a Medex Surgical (Medex Surgical), with and into Klein. In September 1997, the Company completed the merger of W. H. Bookwalter and Associates, Inc., a Vermont corporation (Bookwalter), with and into Val-U-Med. The GME, KMI, Trimedica, Medex Surgical and Bookwalter mergers were accounted for as pooling-of-interests business combinations. Effective January 1, 1998, the Company merged each of its wholly owned subsidiaries, LQET, Klein and Val-U-Med, into the Company. The accompanying consolidated financial statements include the accounts of Dexterity and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 1998, the Company had an accumulated deficit of approximately $19.3 million. During the years ended December 31, 1997 and 1998, the Company incurred net losses of approximately $3 million and $1.9 million , respectively. The Company's cumulative losses have been funded primarily through the Company's initial public offering of common stock, private sales of common stock and preferred stock, cash proceeds from the exercise of stock options, debt financing and the sale of convertible debentures. As discussed in Note 11, the Company has obtained a waiver for certain affirmative financial covenant requirements associated with its convertible debentures through June 30, 1999, at which point the Company believes it will be in compliance with the covenants. However, if the Company is unable to comply with such requirements in the future, the Company could be found to be in technical default under the Debentures and the holder would have the right to demand immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The Company has also taken steps to improve its 1999 operating results which include anticipated improvements relating to the Company's acquisitions described in Notes 6 and 15 and the anticipated launch of new products. The Company's management believes that it is likely the Company's operating results for 1999 will significantly improve over 1998 and will generate sufficient working capital, along with available cash and available borrowings under an anticipated revolving line of credit, to sustain its operations throughout the year. However, there are no assurances that the Company can achieve such operating improvements.

The medical devices industry in which the Company competes is highly competitive and dominated by a relatively small number of competitors with financial and other resources much greater than those possessed by the Company. The Company's ability to achieve increases in sales or to sustain current sales levels depends in part on the ability of the Company's suppliers to provide products in the quantities the Company requires. While the Company has written distribution agreements with many of its suppliers, these agreements in certain instances provide for nonexclusive distribution rights and often include territorial restrictions that limit the geographical area in which the Company is permitted to distribute the products. The agreements are also generally short-term, are subject to periodic renewal and often contain provisions permitting termination by either party without cause upon relatively short notice. These, and other factors which are beyond the control of the Company, provide no assurances that the Company will be able to successfully compete in the medical devices market and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

  2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

Product sales are recognized upon the shipment of products to the customer. Commissions earned are recognized when customer orders are placed with product suppliers. Customers may return products in the event of product defect or inaccurate order fulfillment. The Company maintains an allowance for sales returns based upon an historical analysis of returns. Substantially all returns relate to inaccurate order fulfillment.

Inventory

Inventory consists of raw materials, work in process and finished goods which are stated at the lower of cost (determined on an average cost basis which approximates the first-in, first-out basis) or market.

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

Licensed Technology Rights

Licensed technology rights are amortized upon the commencement of commercial sales of the underlying products. The carrying value of the licensed technology is periodically reviewed by the Company with impairments being recognized when the expected future operating cash flows derived from such licensed technology rights is less than their carrying value.

Goodwill

The Company recorded the assets and liabilities of VMI at fair value as of the purchase date. The excess of the purchase price over the net assets acquired was recorded as goodwill and is being amortized over 10 years.

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

Statements of Cash Flows

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. During 1997 and 1998, the Company had cash payments for interest of $83,788 and $269,086 respectively. During 1997, the Company had a cash payment for income taxes of $70,462 relating to a preacquisition liability of an acquired entity. The Company had no cash payments for income taxes during 1998. The following provides supplemental disclosure of noncash investing and financing activities during 1997 and 1998:

                                                                   1997        1998
                                                                ----------   ----------
Assets acquired in connection with acquisitions                 $  121,973   $       --
Liabilities assumed in connection with acquisitions                121,973           --
Common stock issued in connection with an investment                    --    1,202,500
Cancellation of options issued under a consulting arrangement           --      107,280
Note issued for distributorship agreement                               --      100,000
Note issued for purchase of property                                    --       16,310

During 1997, the Company determined that approximately $700,000 of accrued liabilities that had been recorded in connection with the Val-U-Med acquisition were not required. Accordingly, the liabilities and goodwill were reduced by a corresponding amount during 1997. See Note 6 for a description of shares of the Company's common stock issued in connection with recent mergers and acquisitions.

Net Loss Per Share

In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" (SFAS 128), was issued. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and replaces the presentation of Primary EPS with Basic EPS and requires dual presentation of Basic and Diluted EPS on the face of the statements of operations. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS 128 is effective for financial statements issued after December 15, 1997, and, accordingly, the accompanying consolidated financial statements reflect the adoption of SFAS 128. As the Company had a net loss for the years ended December 31, 1997 and 1998, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents, which consist of options and warrants, are antidilutive in loss periods. The average market price per share of the Company's common stock for the years ended December 31, 1997 and 1998, was $4.41 and $2.76, respectively. Note 13 provides a detail of options and warrants outstanding and their corresponding exercise prices. If the Company would have had net income for the years ended December 31, 1997 and 1998, the denominator (weighted average common shares and common share equivalents outstanding) in the Diluted EPS calculation would have been increased, through application of the treasury stock method, for each class of option or warrant for which the average market price per share of the Company's common stock exceeded the common stock equivalent's exercise price.

Reclassifications

Certain prior period amounts have been reclassified to conform with the 1998 presentation.

  3.   CONCENTRATION OF RISK:

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

Customers

No single customer accounted for more than 10 percent of consolidated sales during the years ended December 31, 1997 and 1998.

Suppliers

The Company had one supplier that accounted for 52 percent and 57 percent of purchases for the years ended December 31, 1997 and 1998, respectively.

  4.   INVENTORIES:

Inventories at December 31 are summarized as follows:

                                         1997           1998
                                     ------------   -----------
                   Raw materials     $   328,375    $    29,250
                   Work in process        18,557        431,986
                   Finished goods      1,579,551      1,186,279
                   Allowances           (180,960)      (164,616)
                                     -----------    -----------
                                     $ 1,745,523    $ 1,482,899
                                     ===========    ===========

  5.   CORPORATE JOINT VENTURES AND INVESTMENTS:

In May 1994, the Company and Valdor Fiber Optics (Valdor) of San Jose, California, formed ValQuest, a corporate joint venture. In accordance with the terms of the joint venture agreement, Valdor transferred to ValQuest the exclusive worldwide rights to develop, manufacture and market all present and future medical applications of Valdor's patented fiber optic connector technology. The Company paid $100,000 to Valdor in consideration for the transfer of these rights to ValQuest. Valdor contributed such rights, which had an initial value of $327,273 in the consolidated financial statements, to ValQuest in exchange for a 45 percent interest in ValQuest. The Company contributed $400,000 to be used as working capital in exchange for a 55 percent interest in ValQuest. At December 31, 1997 and 1998, purchases of additional ValQuest stock had increased the Company's ownership interest to 82 percent.

In December 1997, the Company entered into an agreement to acquire approximately 19 percent of the stock of Dexterity Incorporated (DI), formerly TFX Holding Co., for $1,000,000 which was paid in January 1998. DI, an affiliate of Teleflex, Inc., was a newly formed entity and the Company began distribution of DI's minimally invasive surgical devices, the Dexterity(R) Pneumo Sleeve and Dexterity(R) Protractor, during 1998. The Company recognized no revenues or expenses associated with DI operations prior to 1998. The Company has accounted for its approximate 19 percent interest in DI under the cost method. As discussed in Note 6, in December 1998, the Company entered into an agreement to acquire the remaining DI stock it did not currently own.

In June 1998, the Company issued 370,000 shares of common stock at a per share price of $3.25 with an aggregate value of $1,202,500 in exchange for approximately 4 percent of the ownership interests of Ana-Tech, L.L.C. (Ana-Tech), pursuant to a subscription agreement dated June 9, 1998. At the same time, Ana-Tech sold ownership interests for cash to third parties at the same unit price. The Company accounts for the investment in Ana-Tech using the cost method of accounting. The Company also has entered into an Assignment Agreement dated June 30, 1998, with Ana-Tech, pursuant to which the Company assigned all of its rights, duties and obligations under its Osteoport(R) device patent license agreement. As consideration for such assignment, the Company received $600,000 cash and will receive a 5 percent royalty on future gross sales of the Osteoport(R) device. The assignment resulted in a net gain of $411,000 for financial reporting purposes.

In December 1998, the Company entered into an agreement to acquire the rights to a distributorship agreement for certain minimally invasive surgical devices from a company whose president was a former officer and director of the Company. In connection with obtaining such rights, the Company paid $100,000 and entered into a promissory note payable in the amount of $100,000 (see Note 10). These amounts are reflected as a component of licensed technology rights on the accompanying consolidated balance sheets.

  6.   ACQUISITIONS AND ANTICIPATED TRANSACTIONS:

The following describes acquisitions by the Company during the year ended December 31, 1997, and an anticipated transaction:

Trimedica, Inc.

Effective June 1997, Trimedica was acquired by the Company and merged into Klein. Trimedica was purchased for an aggregate of 57,143 shares of common stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities and operations of Trimedica prior to the merger are included in the consolidated financial statements for all periods reported herein. Trimedica business activity will constitute the new orthopedic sales force of Klein. The following table shows the net sales and net income related to Trimedica through the date of acquisition that have been included in the consolidated statement of operations for the year ended December 31, 1997:

               Net sales           $  148,464
               Net income              49,230


Medex Surgical

Effective September 1997, Medex Surgical was acquired by the Company and merged into Klein. Medex Surgical was purchased for an aggregate of 98,246 shares of common stock. Medex Surgical was formed during 1997 and the transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities and operations of Medex Surgical prior to the merger are included in the consolidated financial statements for 1997. Medex Surgical business activity will allow the Company to further expand its geographical area. The following table shows the net sales and net loss related to Medex Surgical through the date of acquisition that have been included in the consolidated statement of operations for the year ended December 31, 1997:

               Net sales           $  58,579
               Net loss               (5,757)


W. H. Bookwalter and Associates, Inc.

Effective September 1997, Bookwalter was acquired by the Company and merged into Val-U-Med. Bookwalter was purchased for an aggregate of 466,473 shares of common stock. The transaction was accounted for using the pooling-of-interests accounting method, therefore, the assets, liabilities and operations of Bookwalter prior to the merger are included in the consolidated financial statements for all periods reported herein. Bookwalter business activity will provide the Company with distribution coverage in the northeastern region of the United States. The following table shows the net sales and net loss related to Bookwalter through the date of acquisition that have been included in the consolidated statement of operations for the year ended December 31, 1997:

               Net sales           $  1,790,572
               Net loss                 (89,839)

Anticipated Transaction

On December 18, 1998, LifeQuest and DI entered into a Plan of Merger and Acquisition Agreement (Agreement) whereby DI, subject to LifeQuest shareholder approval, would be merged with and into LifeQuest (Merger), and LifeQuest would be the surviving corporation. Contemporaneously with the Merger, the surviving corporation would change its name to Dexterity Surgical, Inc. The Company will account for this business combination as a purchase. If the Merger had been consummated at December 31, 1998, the Company's net loss for 1998 would have been increased by approximately $140,000, or $.02 per basic and diluted common share, reflecting the Company's approximate 19 percent interest in DI's net loss for 1998 and the amortization of the premium the Company paid for its 19 percent interest over the Company's share of DI's underlying net assets. See Note 15 for a description of the Merger consummated in March 1999.

  7.   FEDERAL INCOME TAXES:

As of December 31, 1998, the Company had net operating loss (NOL) carryforwards of approximately $15 million for federal income tax purposes that are available to reduce future taxable income and will expire in 2006 through 2018 if not utilized. For federal income tax purposes, the Company has deferred, for future amortization, certain acquisition and research and development costs in the amount of $1,292,000. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when associated commercial operations commence. The Company received IRS approval of its request for a change of tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years. The Company also has research and development credit carryforwards available to offset future income taxes and expire in 2005 through 2010.

The tax effect of significant temporary differences representing income tax assets (liabilities) at December 31, 1997 and 1998, are as follows:


                                                                 1997           1998
                                                             -----------    -----------
Capitalized research and development and acquisition costs   $   735,000    $   439,000
Depreciation                                                       5,000         15,000
Accruals                                                          59,000        171,000
Reserves not deductible for tax                                  149,000        141,000
Research and development credit carryforwards                    552,000        552,000
Tax loss carryforwards                                         4,871,000      5,073,000
                                                             -----------    -----------

Net deferred tax assets                                        6,371,000      6,391,000
Deferred tax valuation reserve                                (6,371,000)    (6,391,000)
                                                             -----------    -----------

Net deferred tax assets                                      $        --    $        --
                                                             ===========    ===========

As there is no assurance of future income, a 100 percent valuation reserve in 1997 and 1998 has been established against the Company's net deferred tax assets. The Company will continue to evaluate the necessity for such valuation reserve in the future.

The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the U. S. Internal Revenue Code of 1986 as amended (the Code). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes, the Company's existing NOL carryforwards are subject to limitation and may become further limited by future ownership changes. Additionally, because United States tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

  8.   SHORT-TERM INVESTMENTS:

Short-term investments consist solely of debt securities issued by the U. S. Treasury. The Company intends to hold these securities to maturity and believes it has the ability to do so. Therefore, these securities are reported at amortized cost. A portion of the investments is pledged as collateral. The following table summarizes short-term investments held by the Company at December 31, 1997 and 1998:

                                                                              Gross
                                                                            Unrealized
                                                                              Holding
                                                 Amortized   Fair Market       Gain
                                                   Cost         Value         (Loss)
                                                 ---------   -----------    ----------
December 31, 1997-
   Debt securities issued by the U.S. Treasury   $150,000      $149,816      $   (184)
                                                 ========      ========      ========

December 31, 1998-
   Debt securities issued by the U.S. Treasury   $983,714      $985,000      $  1,286
                                                 ========      ========      ========

  9.   LEASE OBLIGATIONS, COMMITMENTS
       AND CONTINGENCIES:

Operating Leases

The Company leases office space under noncancelable operating leases. Rentals are subject to escalation for increases in property taxes, insurance and various other expenses. Future minimum rental payments of the Company under existing and pending operating lease agreements at December 31, 1998, are as follows:

                    1999               $  274,602
                    2000                  277,712
                    2001                  270,502
                    2002                   71,335
                    2003                       --
                    Thereafter                 --
                                       ----------
                                       $  894,151
                                       ==========

Rent expense totaled approximately $250,000 and $290,000 for the years ended December 31, 1997 and 1998, respectively.

Employment Agreements

As of December 31, 1998, the Company had entered into various employment agreements that provide for future compensation as described below:

                       Annual
   Employee         Compensation           Expires
   --------         ------------       --------------
       A              $125,000          December 1999
       B              $100,000          December 1999
       C              $100,000          December 1999
       D              $100,000            June 2000
       E              $100,000         September 2000
       F              $175,000            May 2002
       G              $150,000           March 2001

In December 1998, Employee A and Employee D resigned and the Company has no continuing obligation under the related employment agreement. Certain of the Company's employees have an opportunity to earn bonuses based upon the achievement of specified performance criteria of various Company divisions.

Contingencies

In June 1998, a case was filed in the State Court of Fulton County, Georgia, alleging that the Company breached a distribution agreement with the plaintiff. The plaintiff, Endo-Tech Ltd., Inc., asserted damages of approximately $400,000, plus unspecified "consequential" damages. The Company contested the plaintiff's claims. The Company filed a counterclaim against the plaintiff and removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division. In November 1998, the plaintiff and the Company dropped their claims against each other and entered into a compromise and settlement agreement whereby each party released the other from any and all claims that were or could have been asserted under the distribution agreement and covenanted not to sue each other with respect to all claims released. Additionally, the Company and the plaintiff amended the terms of the distribution agreement whereby the Company agreed to purchase certain medical devices in an amount totaling $18,000 per month from January 1999 through December 2000. In connection therewith, the Company escrowed $54,000.

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

10.    DEBT:

The Company had the following current and long-term debt at December 31:

                                                                   1997          1998
                                                                  --------    ---------
Unsecured note payable for a distributorship agreement,
  bearing interest at 6 percent, principal and interest due
  monthly, maturing in 1999                                       $     --    $ 100,000

Secured note payable for a vehicle loan, bearing interest at
  9 percent, principal and interest due monthly, maturing in
  1999                                                                   --      16,310
Secured note payable for a vehicle loan, bearing interest at
  8.75 percent, principal and interest due monthly, maturing
  in 1998                                                             6,838          --
                                                                   --------   ---------
                        Total long-term debt                          6,838     116,310

Less- Current portion                                                 6,838     116,310
                                                                   --------   ---------

                        Long-term debt                             $     --   $      --
                                                                   ========    ========

The carrying amount of the Company's debt approximates the fair value of the debt. This determination is based on management's estimate of the fair value at which such instruments could be sold or obtained in a third-party transaction.

11.    CONVERTIBLE DEBENTURES:

In December 1997, the Company sold 250,000 shares of common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance), in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9 percent Convertible Debentures (Debentures) with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make an equity investment in Dexterity and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1,000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debentures require the Company to comply with the following financial covenants (all as defined in the Debentures): (i) a Debt to Net Worth Ratio of no greater than .85:1; (ii) an Interest Coverage Ratio of at least 5:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least 1.8:1. At December 31, 1998, the Company was not in compliance with certain of the covenants and has obtained a waiver from Renaissance to suspend the Interest Coverage Ratio, Current Ratio and Debt Coverage Ratio covenants through June 30, 1999, at which point the Company believes it will be in compliance with the covenants. However, if the Company is unable to comply with such requirements in the future, the Company could be found to be in technical default under the Debentures and the holder would have the right to demand immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of common stock at an initial price of $4 per share of common stock. On the date the Company closed such private placement, the closing per share price of the Company's common stock approximated the conversion price. The conversion price is subject to downward revision if the Company sells shares of its common stock, or securities convertible into common stock, at a price less than $4 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures. Accordingly, the conversion price for the Debentures was reduced to $2 per share of common stock in connection with the 1998 private placements discussed in Note
12. In the event of the issuance of common stock, or securities convertible into common stock, for consideration other than cash, the amount of the consideration received therefore shall be deemed to be the fair market value of the property received as consideration for the issuance of such shares of common stock. The Debentures are also subject to a one-time adjustment to the conversion price whereby the price will be reduced if (i) the Company does not have pretax income, excluding extraordinary gains, of at least $4,400,000 in 1998 and (ii) the volume-weighted average closing bid price of the common stock, as determined by Bloomberg Financial Markets and Commodities News, for the 21 consecutive trading days following the Company's public release of its 1998 financial results (the 1998 Conversion Price Adjustment), is less than $2 per share. Upon the occurrence of (i) and (ii) above, the conversion price of the Debentures will be adjusted downward to an amount equal to the 1998 Conversion Price Adjustment. The Debentures at December 31, 1998, were convertible for an aggregate of 1,500,000 shares of common stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of common stock which may be issued pursuant to conversion of the Debentures is undeterminable. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of common stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture. The following table shows the principal maturities of the Debentures as of December 31, 1998:

                    1999               $        --
                    2000                    30,000
                    2001                   335,000
                    2002                   300,000
                    2003                   265,000
               Thereafter                2,070,000
                                      ------------
                         Total        $  3,000,000
                                      ============

12.    PREFERRED STOCK PLACEMENTS:

In August 1998, pursuant to the terms of a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of 8 percent Series A Cumulative Preferred Stock, $.001 par value (Series A Preferred Stock), for aggregate proceeds of $1,170,000. In November 1998, pursuant to the terms of a private placement, the Company issued to Renaissance an aggregate of 1,000 shares of 8 percent Series B Cumulative Preferred Stock, $.001 par value (Series B Preferred Stock), for aggregate proceeds of $1,000,000. The Company used such proceeds for working capital. Annual dividends on the Preferred Stock are cumulative at a rate of $80 per share. The Preferred Stock is initially convertible into shares of common stock at a conversion price of $2 per share, for an aggregate of 585,000 shares (Series A) and 500,000 shares (Series B) of common stock. On the dates the Company closed such private placements, the closing per share price of the Company's common stock approximated the conversion price. Since the conversion price is subject to downward adjustment as described below, and there is no minimum conversion price, the maximum number of shares of common stock which may be issued pursuant to the conversion of the preferred stock is undeterminable. The conversion price for the Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $2. In the event of the issuance of common stock, or securities convertible into common stock, for consideration other than cash, the amount of the consideration received therefore shall be deemed to be the fair market value of the property received as consideration for the issuance of such shares of common stock. The conversion price for the Preferred Stock is also subject to the one-time 1998 Conversion Price Adjustment described in Note 11. The holders of Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66-2/3 percent of the votes entitled to be cast by the holders of the Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Preferred Stock. In the event two quarterly dividends payable on the Preferred Stock are in arrears, the holders of each class of Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

In January 1999, pursuant to the terms of a private placement, the Company issued to an officer and director of the Company 25 shares of Series B Preferred Stock for proceeds of $25,000.

13.    STOCK OPTIONS:

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), was issued. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has adopted SFAS 123 effective January 1, 1996, and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by SFAS 123.

In December 1989, the Company adopted a stock option plan (the 1989 Plan). Under the 1989 Plan, the Company may grant incentive and nonstatutory stock options to employees, directors and consultants of the Company. The maximum number of shares available for grant under the 1989 Plan, as amended in 1993, is 685,000. Unexercised options expire 10 years from the date of grant.

In August 1994, ValQuest adopted the 1994 Stock Option Plan (the 1994 Plan). Under the 1994 Plan, ValQuest may grant incentive and nonstatutory stock options to employees, directors and consultants of ValQuest. The maximum number of shares of ValQuest common stock available for grant under the 1994 Plan is 250,000. Stock options under the 1989 Plan and the 1994 Plan become exercisable pursuant to the individual written agreements between the Company and ValQuest, respectively, and the participants. Unexercised options expire 10 years from the date of grant for the 1994 Plan.

In May 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (NEDSOP). Under NEDSOP, the Company may grant stock options to nonemployee directors of the Company. The maximum number of shares available for grant under NEDSOP is 400,000. The NEDSOP options vest in 25 percent increments on each succeeding anniversary of the grant date, with unexercised options expiring on the 10th anniversary of the date they vest. Under the three plans, the option exercise price must be at least equal to the stock's market price on the date of grant.

Pursuant to certain agreements entered into in May 1990, the Company granted to three consultants in January 1993, nonqualified stock options to purchase in the aggregate up to 21,141 shares of common stock at an exercise price of $.001 per share. The options, which expire in January 2003, were granted outside any option plan and vested in 1994. Options to purchase 14,094 shares have been exercised to date and 5,285 options are currently exercisable. Prior to December 31, 1996, the Company recognized approximately $236,000 (none in 1997 or 1998) as research and development expense representing the difference between the exercise price and the fair market value of options that became exercisable.

In 1996, the Company granted four employee directors nonqualified options to purchase in the aggregate up to 380,000 shares of common stock at an exercise price equal to the stock's market price on the date of grant. The options were granted outside any option plan, vest over three years based on continued employment and expire 10 years from grant date. During 1997, one employee terminated employment with the Company and 185,000 unvested options were forfeited. During 1998, one employee terminated employment with the Company and 20,000 unvested options were forfeited. There are 120,000 options currently exercisable.

During 1997, the Company granted certain employees 304,700 options to purchase shares of common stock at exercise prices ranging from $3.00 to $5.03 per share. The options were granted outside any option plan and vest over time periods ranging from three to four years.

During 1998, the Company granted a certain employee 250,000 options to purchase shares of common stock at an exercise price of $4 per share. In December 1998, this option grant was canceled and the employee was granted 350,000 options to purchase shares of common stock at an exercise price of $2 per share. These options were granted outside any option plan and vest in equal increments over four years commencing in May 1999. As of December 31, 1998, there were 350,000 options outstanding under this option grant with none exercisable.

Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss applicable to common stock and net loss per share (EPS) would have been changed to the following pro forma amounts at December 31:

                                               1997               1998
                                            -----------      ------------
Net Loss Applicable to
  Common Stock              As Reported     $(2,997,127)     $ (1,974,438)
                            Pro Forma        (3,495,377)       (2,733,996)

EPS                         As Reported     $      (.48)     $       (.28)
                            Pro Forma              (.55)             (.39)


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's stock options at December 31, 1997 and 1998, and changes during the years then ended is presented in the table and narrative below:

                                                         1997                  1998
                                                  --------------------   -------------------
                                                              Weighted              Weighted
                                                              Average                Average
                                                              Exercise              Exercise
                                                  Shares        Price     Shares     Price
                                                   (000s)    Per Share    (000s)    Per Share
                                                  -------    ---------    -------   ---------
Outstanding, beginning of year                        954     $  1.95      1,086     $  2.81
   Granted                                            522        3.85        865        3.06
   Exercised                                         (122)       1.11       (189)       1.34
   Canceled                                            --          --       (250)       2.00
   Forfeited                                         (268)       2.56       (336)       2.97
                                                  -------     -------    -------     -------

Outstanding, end of year                            1,086     $  2.81      1,176     $  2.93

Options exercisable, end of year                      438     $  1.99        370     $  2.96

Weighted average fair value of options granted                $  2.94                $  1.88


The following table summarizes the information about options outstanding at December 31, 1998:


                                         Weighted
                                          Average          Number
                                         Remaining     Exercisable at
 Exercise Prices         Number         Contractual     December 31,
   Per Share           Outstanding      Life (Years)       1998
 ---------------       -----------      ------------   --------------
     $.001                   5,285           4.04               5,285
       .75                  48,000           5.64              48,000
      2.00                 350,000           9.96                  --
      2.25                  50,000           6.40              50,000
      2.50                  20,050           6.68              12,825
      3.00                 248,000           7.99             142,000
      3.13                  27,950           8.09               7,925
      3.25                 154,700           9.14                  --
      3.50                   2,500           9.12                  --
      4.00                  30,700           5.80              30,700
      4.25                  30,000           9.14               1,250
      4.38                 149,333           8.91              39,833
      4.88                  19,200           8.47              19,200
      5.03                  40,000           8.75              13,332
                       -----------                     --------------
                         1,175,718                            370,350
                       ===========                     ==============

The fair value of each option grant is estimated on the date of grant using an option pricing model, which approximates the Black-Scholes option pricing model, for a stock that does not pay dividends with the following weighted average assumptions used for grants in 1997 and 1998, respectively: risk-free interest rates of 6.4 percent and 5.0 percent; expected lives of 10 years and 10 years; and expected volatility of 61 percent and 77 percent.

14. RELATED-PARTY TRANSACTIONS:

During 1997, the Company sold 50,000 shares of common stock to its former president and chief executive officer for $200,000. During 1998, the Company sold 20 shares of Preferred Stock to an officer and director of the Company as further described in Note 12. During 1998, the Company acquired the rights to a distributorship agreement from a company affiliated with a former officer and director of the Company as further described in Note 5.

15. SUBSEQUENT EVENTS (UNAUDITED):

On March 18, 1999, the Company's stockholders approved the Merger. Contemporaneously with the Merger, the Company changed its name to Dexterity Surgical, Inc. The Company will account for this business combination as a purchase. The consideration given to the selling stockholders by the Company for the DI stock it did not previously own consisted of:

     (a)   $1.5 million cash.

     (b) Three million shares of the Company's common stock valued at approximately $5.6 million.

     (c) Warrants to purchase 1.5 million shares of the Company's common stock valued at approximately $2.3 million.

     (d) A one year, $1 million promissory note bearing interest at 12 percent.

     (e) A royalty to be paid to the selling stockholders in an amount equal to 15 percent of all sales of Dexterity products for a period of seven years. The royalty is subject to minimum payments which aggregate approximately $9.7 million over the seven-year royalty period, with a net present value, discounted at 12 percent, of approximately $5.95 million.

                                 EXHIBIT INDEX
                                 -------------

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

2.5            Plan of Merger and Acquisition Agreement dated September 30,
               1997, among LifeQuest Medical, Inc., Val-U-Med, Inc., W. H.
               Bookwalter & Associates, Inc., and the shareholders of W. H.
               Bookwalter & Associates, Inc. (incorporated by reference herein to Exhibit 21.1 to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1997).

2.6 Plan of Merger and Acquisition Agreement dated October 7, 1997, among LifeQuest Medical, Inc., Klein Medical, Inc., Mishbucha,
               Inc. d/b/a Medex Surgical, Inc., Edward Kraus, and Robert Kraus
               (incorporated by reference herein to Exhibit 2.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ending September
               30, 1997).

2.7 Plan of Merger and Acquisition Agreement dated December 30, 1997, among LifeQuest Medical, Inc., LifeQuest Endoscopic Technologies,
               Inc., Klein Medical, Inc. and Val-U-Med, Inc.

2.8* Plan of Merger and Acquisition Agreement dated December 18, 1998 between Dexterity Incorporated and the Company.

3.1*           Restated Certificate of Incorporation of the Registrant.

3.2 Bylaws of the Registrant (incorporated by reference herein to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed on August 19, 1992, Registration No. 33-49196).

4.1            Convertible Loan Agreement among the Company, Renaissance Capital
               Growth and Income Fund III, Inc., Renaissance US Growth and
               Income Trust PLC and Renaissance Capital Group, Inc. dated
               December 19, 1997.

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

10.27          Distribution Agreement dated May 1, 1997 between LifeQuest
               Medical, Inc. and Origin MedSystems, Inc. (incorporated by reference herein to Exhibit No. 10.27 to the Company's Annual
               Report on Form 10-KSB/A for the year ended December 31, 1997).

10.28          Employment Agreement dated April 1, 1998 between the Company and
               Randall K. Boatright (incorporated herein by reference to Exhibit
               10.1 to the Company's Form 10-Q for the quarter ended June 30,
               1998).

10.29          Subscription Agreement dated June 9, 1998 between the Company and
               Ana-Tech, L.L.C. (incorporated herein by reference to Exhibit
               10.4 to the Company's Form 10-Q for the quarter ended June 30,
               1998).

10.30          Series A Cumulative Convertible Stock Purchase Agreement dated
               August 11, 1998, among the Company, Renaissance Capital Growth &
               Income Fund III, Inc. and Renaissance U.S. Growth & Income Trust,
               PLC (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.31          Series A Cumulative Convertible Preferred Stock Purchase
               Agreement dated August 11, 1998, among the Company, Richard A.
               Woodfield and R. Michael Yates (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended
               June 30, 1998).

10.32*         Series B Convertible Stock Purchase Agreement dated November 19,
               1998, among the Company, Renaissance Capital Growth & Income
               Trust Fund III, Inc. and Renaissance U.S. Growth & Income Trust,
               PLC

10.33*         Amended Employment Agreement between the Company and Richard A.
               Woodfield dated December 15, 1998.

10.34*         Amended Option Agreement between the Company and Richard A.
               Woodfield dated December 15, 1998.

22             Subsidiaries
                                                             Name Under Which
               Name               State of Incorporation     Doing Business
               ----               ----------------------     ----------------

               ValQuest Medical, Inc.      Nevada         ValQuest Medical, Inc.

11*            Computation of earnings (loss) per share

23*            Consent of Arthur Andersen LLP

27*            Financial Data Schedule


*   Filed herewith