Form 10QSB
period 1999-03-31
DEXTERITY SURGICAL INC
filed 1999-05-14
CIK 860131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       (Mark One)
           [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999


                                       OR


           [ ]    Transition Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           For the Transition Period From ____________to _____________

                         Commission File Number 0-20532
                                               --------

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

       Yes   [X]    No    [ ]

                                 ---------------


       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       On May 8, 1999, there were outstanding 10,212,742 shares of Common Stock, $.001 par value, of the registrant.

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX



                                                                                                             Page
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1:           Consolidated Financial Statements - (Unaudited)

                  Consolidated Balance Sheets - December 31, 1998, and March 31, 1999                           3

                  Consolidated Statements of Operations - For the Three Months
                      Ended March 31, 1998 and 1999                                                             4

                  Consolidated Statements of Cash Flows - For the Three Months Ended
                      March 31, 1998 and 1999                                                                   5

                  Condensed Notes to Consolidated Financial Statements                                          6

Item 2:           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                10





PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                            13

Item 2.           Changes in Securities                                                                        13

Item 3.           Defaults Upon Senior Securities                                                              14

Item 4.           Submission of Matters to a Vote of Security Holders                                          14

Item 5.           Other Information                                                                            14

Item 6.           Exhibits and Reports on Form 8-K                                                             14





SIGNATURES                                                                                                     15


                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                              December 31,          March 31,
                                 ASSETS                                           1998                 1999
                                                                              ------------         ------------
                                                                                                    (Unaudited)

Current Assets:
     Cash and cash equivalents                                                $  1,644,535         $  1,645,784
     Short-term investments                                                        983,714                   --
     Accounts receivable (net of allowance for doubtful accounts of
         $219,829 in 1998 and $189,178 in 1999)                                  2,786,909            4,313,771
     Accounts receivable from related party                                         56,619               56,488
     Inventories, net                                                            1,482,899            3,131,651
     Prepaid and other assets                                                       49,715               89,613
                                                                              ------------         ------------
                  Total current assets                                           7,004,391            9,237,307
                                                                              ------------         ------------

Property, Plant and Equipment                                                    1,604,043            1,224,009
     Less-accumulated depreciation                                              (1,051,117)            (498,442)
                                                                              ------------         ------------
                  Net property, plant and equipment                                552,926              725,567

Investments, at cost                                                             2,062,500            1,202,500
Intangible Assets:
     Deferred finance charges                                                      155,139              177,675
     Licensed technology rights                                                    680,912           17,479,762
     Goodwill, net                                                               1,673,818            1,621,465
                                                                              ------------         ------------

                  Total assets                                                $ 12,129,686         $ 30,444,276
                                                                              ============         ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                         $  2,633,032         $  6,041,046
     Accrued expenses                                                              645,605              994,200
     Current portion of long-term obligations                                      116,310            1,471,287
                                                                              ------------         ------------
                  Total current liabilities                                      3,394,947            8,506,533
                                                                              ------------         ------------

Convertible Debentures                                                           3,000,000            3,000,000
                                                                              ------------         ------------

Royalty Obligation                                                                      --            5,534,322
                                                                              ------------         ------------

Minority Interest                                                                  106,544              106,544
                                                                              ------------         ------------

Commitments and Contingencies (Note 6)
Stockholders' Equity:
     Preferred Stock, $.001 par value; 2,000,000 shares authorized;
         shares issued and outstanding:  2,170 (1998) and 2,195 (1999)                   2                    2
     Common stock, $.001 par value; 50,000,000 shares authorized;
         shares issued and outstanding: 7,212,742 (1998) and
         10,212,742 (1999)                                                           7,213               10,213
     Additional paid-in capital                                                 25,095,313           33,052,313
     Deferred compensation                                                          (6,857)              (1,963)
     Accumulated deficit                                                       (19,467,476)         (19,763,688)
                                                                              ------------         ------------

                  Total stockholders' equity                                     5,628,195           13,296,877
                                                                              ------------         ------------

                  Total liabilities and stockholders' equity                  $ 12,129,686         $ 30,444,276
                                                                              ============         ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                             Three Months
                                                                            Ended March 31,
                                                                    -------------------------------
                                                                        1998               1999
                                                                    -----------         -----------
Net Sales
     Product sales                                                  $ 4,082,858         $ 5,685,027
     Commissions earned                                                 286,583             241,166
                                                                    -----------         -----------
                                                                      4,369,441           5,926,193
                                                                    -----------         -----------
Cost And Expenses:
     Cost of sales                                                    2,476,749           3,453,521
     Research and development                                                --              30,868
     Selling, general and administrative                              2,361,201           2,561,904
     Depreciation and amortization                                       97,995             102,153
                                                                    -----------         -----------

                                                                      4,935,945           6,148,446
                                                                    -----------         -----------

Loss From Operations                                                   (566,504)           (222,253)

Other Income (Expense):
     Gain (loss) on sale of assets                                         (400)             44,068
     Investment income                                                   13,639              19,234
     Interest expense                                                   (73,097)            (63,478)
     Loss on investment in affiliate                                    (35,000)            (30,000)
                                                                    -----------         -----------

Net Loss Before Minority Interest                                      (661,362)           (252,429)

Minority Interest in Net Loss of
     Consolidated Subsidiary                                              1,545                  --
                                                                    -----------         -----------

Net Loss                                                               (659,817)           (252,429)

Less dividend requirement on cumulative preferred stock                      --             (43,783)
                                                                    -----------         -----------

Net loss applicable to common stock                                 $  (659,817)        $  (296,212)
                                                                    ===========         ===========

Basic and Diluted Loss Per Share of Common Stock                    $      (.10)        $      (.04)
                                                                    ===========         ===========


Weighted Average Shares Used In Computing Basic and
     Diluted Loss Per Share of Common Stock                           6,706,136           7,646,075
                                                                    ===========         ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Three Months
                                                                                  Ended March 31,
                                                                         --------------------------------
                                                                              1998               1999
                                                                         -----------         -----------
Cash Flows From Operating Activities:
Net Loss                                                                 $  (659,817)        $  (252,429)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities -
       Depreciation and amortization                                          97,995             102,153
       Amortization of deferred finance charges                                6,464               6,464
       Deferred compensation                                                   7,416               4,894
       (Gain) loss on disposal of fixed assets                                   400             (44,068)
       Loss on investment in affiliate                                        35,000              30,000
       Minority interest in net loss of consolidated subsidiary               (1,545)                 --
       Changes in operating assets and liabilities-
          (Increase) decrease in accounts receivable, net                    102,796          (1,106,474)
          (Increase) decrease in accounts receivable from related party       (5,014)                131
          Decrease in interest receivable                                      5,318                  --
          Increase in inventories, net                                      (218,749)         (1,098,788)
          Increase in prepaid and other assets                               (43,000)            (39,898)
          Increase (decrease) in accounts payable                           (289,566)          3,377,646
          Decrease in accrued expenses                                      (271,415)            (52,706)
                                                                         -----------         -----------

        Net cash provided by (used in) operating activities               (1,233,717)            926,925
                                                                         -----------         -----------

Cash Flows From Investing Activities:
    Additions to property and equipment                                      (33,341)            (53,435)
    Investment in affiliate                                               (1,000,000)                 --
    Purchases of investments                                                (146,403)                 --
    Investment redemptions                                                   144,682             983,714
    Acquisitions, net of cash received                                            --          (1,751,862)
                                                                         -----------         -----------

Net cash used in investing activities                                     (1,035,062)           (821,583)
                                                                         -----------         -----------

Cash Flows From Financing Activities:
    Dividends paid to preferred stockholders                                      --             (43,783)
    Payments on debt                                                              --             (56,310)
    Proceeds from exercise of stock options                                  253,800                  --
    Payments on long-term debt                                                (1,260)                 --
    Payments of deferred finance charges                                          --             (29,000)
    Issuance of preferred stock                                                   --              25,000
                                                                         -----------         -----------

        Net cash provided by (used in) financing activities                  252,540            (104,093)
                                                                         -----------         -----------

Net increase (decrease) in cash and cash equivalents                      (2,016,239)              1,249
Cash and cash equivalents, beginning of period                             3,236,307           1,644,535
                                                                         -----------         -----------

Cash and cash equivalents, end of period                                 $ 1,220,068         $ 1,645,784
                                                                         ===========         ===========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1999



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Dexterity Surgical, Inc. (the "Company"), its four operating divisions, and the Company's 82% ownership interest in ValQuest Medical, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1998, included in the Company's Form 10-KSB. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

The accounts and operations of Dexterity Incorporated have been included in the consolidated financial statements from March 18, 1999. Prior to the March 18, 1999 merger with Dexterity Incorporated, the Company's 19.2% investment in Dexterity Incorporated had been accounted for using the cost method. The resulting change in ownership qualifies as a change in reporting entity. See "Note 5 - Merger" for a discussion of the effect on the consolidated financial statements.

The Company has obtained a waiver for certain affirmative financial covenant requirements associated with its convertible debentures through June 30, 1999, at which point the Company believes it will be in compliance with the covenants. However, if the Company is unable to comply with such requirements in the future, the Company could be found to be in technical default under the Debentures and the holder would have the right to demand immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The Company has also taken steps to improve its 1999 operating results, which include the acquisition of Dexterity Incorporated (see "Note 5 - Merger") and the closing of two unprofitable divisions.


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

Licensed Technology Rights
Licensed technology rights are amortized upon the commencement of commercial sales of the underlying products. The varying value of the licensed technology is periodically reviewed by the Company with impairments being recognized when the expected future operating cash flows derived from such licensed technology rights is less than their carrying value. Except for the royalty obligation component, licensed technology rights acquired in conjunction with the merger with Dexterity Incorporated (see "Note 5 - Merger) are amortized over a 17 year period. The royalty obligation component of licensed technology rights is amortized over the royalty agreement period of 7 years.


NOTE 3 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three months ended March 31, 1998 and 1999, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 - INVENTORIES

         Inventories are summarized as follows:

                                                      December 31,          March 31,
                                                          1998                1999
                                                      -----------         -----------

Raw materials                                         $    29,250         $    34,322
Work-in-process                                           431,986             499,706
Finished Goods                                          1,186,279           2,772,854
Allowances                                               (164,616)           (175,231)
                                                      -----------         -----------
                                                      $ 1,482,899         $ 3,131,651
                                                      ===========         ===========


NOTE 5 - MERGER

On March 18, 1999, the Company's stockholders approved the Merger between the Company and Dexterity Incorporated ("DI"). Contemporaneously with the Merger, the Company changed its name to Dexterity Surgical, Inc. The Company accounted for this business combination as a purchase. The consideration given to the selling stockholders by the Company for the DI stock it did not previously own consisted of an aggregate of:

         (a)      $1.5 million cash.

         (b) Three million shares of the Company's common stock valued at approximately $5.6 million.

         (c) Warrants to purchase 1.5 million shares of the Company's common stock valued at approximately $2.3 million.

         (d) A one year, $1 million promissory note bearing interest at 12 percent.

         (e) A royalty to be paid to the selling stockholders in an amount equal to 15 percent of all sales of DI products for a period of seven years. The royalty is subject to minimum payments which aggregate approximately $9.7 million over the seven-year royalty period, with a net present value, discounted at 12 percent, of approximately $5.95 million.

The financial statements have been retroactively restated to account for the Company's original investment in Dexterity Incorporated under the equity method as appropriate for a step-acquisition. This investment was previously accounted for using the cost method. The result of this restatement was a decrease in the "Investments, at cost" and an increase in "Accumulated deficit" at December 31, 1998 of approximately $140,000, as well as an increase in net loss for the three months ended March 31, 1998 and 1999 of $35,000 and $30,000 respectively. The effect of the restatement on earnings per share for the three months ended March 31, 1998 was a decrease in basic and diluted earnings per share of $.01; there was no effect on earnings per share for the three months ended March 31, 1999.


The results of operation for the three months ended March 31, 1999, include the operations of Dexterity Incorporated from March 18, 1999. Unaudited pro forma consolidated results of operations, assuming the Dexterity Incorporated merger had occurred at January 1, 1998, would have been as follows:


                                                                                       Pro Forma (Unaudited)
                                                                                     Three months ended March 31,
                                                                                       1998                1999
                                                                                   -----------         -----------

Net sales                                                                          $ 4,391,085         $ 5,946,276
Net loss                                                                           $(1,357,532)           (948,860)
Basic and diluted loss per share of common stock                                   $      (.14)        $      (.10)

The foregoing pro forma information is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the Dexterity Incorporated merger occurred at the beginning of 1998, nor is it indicative of future results of operations.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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


NOTE 7 - OBLIGATIONS

The Company had the following current and long-term obligations:

                                                                                      December 31,                March 31,
                                                                                          1998                       1999
                                                                                          ----                       ----
Unsecured note payable for a  distributorship  agreement,  bearing interest
at 6 percent, principal and interest due monthly, maturing in 1999                    $  100,000                  $   60,000

Secured note  payable for a vehicle  loan,  bearing  interest at 9 percent,
principal and interest due monthly, maturing in 1999                                      16,310                        --

Unsecured note payable related to Dexterity  acquisition,  bearing interest
at 12 percent, interest due quarterly, maturing in 2000                                     --                      1,000,000

Royalty obligation related to Dexterity acquisition, subject to annual minimum payments over a period of seven years. The minimum payments aggregate approximately $9.7 million over the seven year royalty period, with a net present value, discounted at 12 percent, of approximately $5.95
million                                                                                     --                      5,945,609

Convertible Debentures, see Note 8                                                     3,000,000                    3,000,000
                                                                                       ---------                  -----------

                                    Total obligations                                  3,116,310                   10,005,609

Less - Current portion                                                                   116,310                    1,471,287
                                                                                      ----------                  -----------

                                    Long-term obligations                             $3,000,000                  $ 8,534,322
                                                                                      ==========                  ===========


The carrying amount of the Company's debt approximates the fair value of the debt. This determination is based on management's estimate of the fair value at which such instruments could be sold or obtained in a third-party transaction.


NOTE 8 - CONVERTIBLE DEBENTURES

In December 1997, the Company sold 250,000 shares of Common Stock to two affiliates of Renaissance Capital Group, Inc. (collectively, such affiliates referred to herein as "Renaissance") in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9 % Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make an equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debentures require the Company to comply with the following financial covenants (all as defined in the Debentures): (i) a Debt to Net Worth Ratio of no greater than .85:1; (ii) an Interest Coverage Ratio of at least 5:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least 1.8:1. The Company is currently not in compliance with and has obtained a waiver from Renaissance to suspend the Interest Coverage Ratio, Debt Coverage Ratio, and Current Ratio covenants through June 30, 1999 at which time the Company believes it will be in compliance with such covenants. However, if the Company is unable to comply with such covenants in the future, the Company could be found to be in technical default under the Debentures and holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at a price of $1.60 per share of Common Stock for a maximum of 1,875,000 shares of Common Stock.


NOTE 9 - PREFERRED STOCK PLACEMENTS

In January 1999, pursuant to the terms of a private placement, the Company issued to an officer and director of the Company 25 shares of 8% Series B Cumulative Preferred Stock, $.001 par value ("Series B Preferred"), for proceeds of $25,000.

In November 1998, pursuant to the terms of a private placement, the Company issued to Renaissance 1,000 shares of Series B Preferred for aggregate proceeds of $1,000,000. The Company used such proceeds for working capital. Annual dividends on the Series B Preferred are cumulative at a rate of $80 per share. The Series B Preferred is convertible into shares of Common Stock at a conversion price of $1.60 per share, for an aggregate of 640,625 shares of Common Stock.

In August 1998, pursuant to the terms of a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of 8% Series A Cumulative Preferred Stock, $.001 par value ("Series A Preferred"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. Annual dividends on the Series A Preferred are cumulative at a rate of $80 per share. The Series A Preferred is convertible into shares of Common Stock at a conversion price of $1.60 per share, for an aggregate of 731,250 shares of Common Stock.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Certain statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 2 regarding Dexterity Surgical, Inc. and its subsidiaries' and affiliates' (collectively, the "Company") financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the Company's ability to manufacture, market and distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission ("SEC") on March 31, 1999, and in the Company's annual, quarterly and other reports filed with the SEC (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company decided to reduce continuing investment in research and development related to such technologies and to focus its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last three fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development, and in fiscal 1998, eliminated virtually all expenditures in this area. However, due to the Dexterity Merger (defined below) the Company intends to invest moderate amounts in research and development in 1999. As of March 31, 1999, the Company had an accumulated deficit of approximately $19,764,000. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

         The Company's future operating results will depend on many factors, including the Company's ability to manufacture, market and distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company to create, obtain and maintain scientifically advanced technology, the ability of the Company's customers to be reimbursed by third-party payors and other factors described in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

         In January 1998, the Company acquired approximately 20% of the common stock of Dexterity Incorporated ("Dexterity"), a business development subsidiary of Teleflex, Inc. In March 1999, the Company acquired the remaining common stock of Dexterity by merging Dexterity into the Company (the "Merger") pursuant to a Plan of Merger and Acquisition agreement between the Company and Dexterity (the "Dexterity Agreement"). Simultaneous with the effectiveness of the Merger, the Company changed its name to Dexterity Surgical, Inc. Under the terms of the Dexterity Agreement, which was approved by the stockholders of the Company at a special meeting held March 18, 1999, the Dexterity stockholders, other than the Company, received an aggregate of:

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had current assets of $9,237,000 and current liabilities of $8,507,000 resulting in working capital of $730,000. This compares to a working capital position of $3,609,000 at December 31, 1998. The decline in working capital is primarily due to the costs related to the Company's merger with Dexterity.

         In April 1999, the Company acquired a new maximum $5,000,000 revolving line of credit from a financial institution whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At April 30, 1999, the outstanding balance due on such line of credit was $1,372,000 and an additional $2,140,000 was available under the current borrowing base.

         In January 1999, pursuant to the terms of a private placement, the Company issued to an officer and director of the Company 25 shares of 8% Series B Cumulative Preferred Stock $.001 par value ("Series B Preferred"), for proceeds of $25,000. Such shares of Series B Preferred are convertible into 15,625 shares of Common Stock.

         In November 1998, pursuant to the terms of a private placement, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, such affiliates referred to herein as "Renaissance") 1,000 shares of Series B Preferred for aggregate proceeds of $1,000,000. The Company used such proceeds for working capital. Annual dividends on the Series B Preferred are cumulative at a rate of $80 per share. Such shares of Series B Preferred are convertible into shares of Common Stock at a conversion price of $1.60 per share, for an aggregate of 625,000 shares of Common Stock.

         In August 1998, pursuant to the terms of a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of 8% Series A Cumulative Preferred Stock, $.001 par value ("Series A Preferred"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. Annual dividends on the Series A Preferred are cumulative at a rate of $80 per share. The Series A Preferred is convertible into shares of Common Stock at a conversion price of $1.60 per share, for an aggregate of 731,250 shares of Common Stock.

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make an equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debentures require the Company to comply with the following financial covenants (all as defined in the Debentures): (i) a Debt to Net Worth Ratio of no greater than .85:1; (ii) an Interest Coverage Ratio of at least 5:1; (iii) a Debt Coverage Ratio of at least
 .10:1; and (iv) a Current Ratio of at least 1.8:1. At March 31, 1999, the Company was not in compliance with the Interest Coverage Ratio, Debt Coverage Ratio, and Current Ratio covenants, and has obtained a waiver from Renaissance to suspend the Interest Coverage Ratio, Debt Coverage Ratio and Current Ratio covenants through June 30, 1999, at which time the Company believes it will be in compliance with such covenants. However, if the Company is unable to comply with such covenants in the future, the Company could be found to be in technical default under the Debentures and the holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at a price of $1.60 per share of Common Stock for a maximum of 1,875,000 shares of Common Stock.

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

         For the quarter ended March 31, 1999, operating activities provided cash of $927,000. Investment activities during the quarter utilized cash of $822,000, primarily due to the acquisition of Dexterity. During the quarter, the Company's financing activities utilized $104,000 primarily for repayment of debt.

         Based upon the current level of operations, the Company believes that projected cash flow from operations plus the Company's cash from its line of credit and from the realization of its current assets will be adequate to meet its anticipated requirements for working capital and capital expenditures through at least 1999. However, additional capital may be required in order for the Company to take advantage of any potential acquisition opportunities or to participate in future alliances or joint ventures. There can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms beneficial to the Company or at all.

RESULTS OF OPERATIONS

         For the three months ended March 31, 1999, the Company reported a net loss applicable to common stock of $296,000 or $.04 per basic and diluted share. This compares with a net loss applicable to common stock of $660,000 or $.10 per basic and diluted share for the three months ended March 31, 1998. The improvement in reported results for 1999 was primarily due to an increase in net sales and cost cutting initiatives. The Company is continually monitoring non-profitable divisions and non-performing assets. Accordingly, during 1999, the Company closed the Technologies division and the Surgical Systems division. As a result, excess equipment was sold at a gain of approximately $44,000.

         Product sales increased 39% in the first quarter 1999 as compared with the same period in 1998. Product sales were $5,685,000 for the first quarter 1999 and $4,083,000 for the first quarter of 1998. These increases were due to continued sales growth throughout the Company.

         Commissions earned declined 16% in the first quarter 1999 as compared with the first quarter 1998. Commissions earned were $241,000 in 1999 and $287,000 in 1998. The decrease in commissions earned reflects the decreasing emphasis on orthopedic products, which are typically agency commission sales, and are accounted for as a separate line item on the Statement of Operations. The Company has continued to focus on laparoscopic surgery products which generate a higher gross profit margin and are accounted for as product sales on the Statement of Operations.

         Gross profit from product sales was $2,232,000 in the first quarter 1999 versus $1,606,000 in the first quarter 1998. The corresponding gross profit margins were approximately 39% in both 1999 and 1998.

         In the three months ended March 31, 1999, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, increased 8% to $2,562,000 from $2,362,000 in the three months ended March 31, 1998. These increased costs primarily reflect higher sales commissions due to the increased level of sales. However, as a percentage of net sales, selling, general and administrative expenses have decreased: 43% for 1999 versus 54% for 1998.


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

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

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


Item 2.    Changes in Securities and Use of Proceeds

           (a)    Not applicable.

           (b)    Not applicable.

           (c) Sales of Unregistered Securities. Pursuant to a Plan of Merger and Acquisition Agreement (the "Dexterity Agreement") between the Company and Dexterity Incorporated, a Delaware corporation ("Dexterity"), dated effective March 18, 1999, whereby the Company acquired substantially all of the assets of Dexterity, the Company issued 3,000,000 shares of common stock, $.001 par value ("Common Stock"), and warrants to purchase an aggregate of 1,500,000 shares of Common Stock, at an exercise price per share of $2.00 (the "Warrants"), to the stockholders of Dexterity, other than the Company. Such Common Stock and Warrants were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission and Section 4(2) of the Securities Act. The Company relied on certain representations and warranties of the stockholders of Dexterity, including, among other things, their ability to evaluate the merits and risks of the transactions contemplated in the Dexterity Agreement, the status of certain of such Dexterity stockholders as "accredited investors" (as that term is defined in Rule 501(a) of Regulation D) and that the Common Stock and the Warrants were acquired solely for their own accounts for investment and not with a view to distribution.

                  On January 21, 1999, pursuant to the terms of a private placement, the Company issued to Richard A. Woodfield, President, Chief Executive Officer and Director of the Company, an aggregate of 25 shares of 8% Series B Cumulative Convertible Preferred Stock (the "Series B Preferred") at a per share purchase price of $1,000. Such shares of the Series B Preferred are convertible into an aggregate of 15,625 shares of Common Stock (subject to adjustment) at a conversion price $1.60 per share. Dividends cumulatively accrue on the Series B Preferred at a rate of $80 per annum per share. So long as any accrued dividends on Series B Preferred are unpaid, no dividends may be declared on Common Stock. The holders of Series B Preferred shall be entitled, upon a liquidation of the Company, to receive $1,000 per share of Series B Preferred, plus all accrued and unpaid dividends. The holders of the Series B Preferred have the right to one vote per share of Series B Preferred on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66-2/3% of the shares of Series B Preferred then outstanding is required to materially amend the Certificate of Incorporation or Bylaws of the Company. In the event two quarterly dividends on the Series B Preferred shall be in arrears, the holders of the Series B Preferred have the right to elect or designate two directors of the Company. Such Series B Preferred was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission and Section 4(2) of the Securities Act. The Company relied on certain representations and warranties of Mr. Woodfield, including, among other things, his ability to evaluate the merits and risks of his investment in the Series B Preferred, his status as an "accredited investor" (as that term is defined in Rule 501(a) of Regulation D) and that the

                  Series B Preferred was acquired solely for his own account for investment and not with a view to distribution.

           (d)    Not applicable.


Item 3.    Defaults Upon Senior Securities - Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           (a)    A Special Meeting of Stockholders was held on March 18, 1999

           (b)    Not applicable

           (c) The Stockholders approved and adopted the Plan of Merger and Acquisition Agreement which merged Dexterity Incorporated with and into the Company (the "Merger"). Simultaneous with the effectiveness of the Merger, the Company changed its name to Dexterity Surgical, Inc. Regarding the vote tally, 4,119,534 shares of Common Stock were voted "For" the Merger, 25,361 shares were voted "Against" the Merger and 7,550 shares abstained.

            (d)   Not applicable

Item 5.    Other Information - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K


            (a)   Exhibits:

                  Exhibit 2.1* Plan of Merger and Acquisition Agreement between the Company and Dexterity Incorporated dated December 18, 1998

                  Exhibit 3.1* Restated Certificate of Incorporation, as amended

                  Exhibit 10.1* Series B Convertible Preferred Stock Purchase agreement dated January 21, 1999 between the Company and Richard A. Woodfield

                  Exhibit 10.2* Consulting Agreement between the Company and Christopher Black dated March 18, 1999

                  Exhibit 10.3* Royalty Agreement among the Company and TFX Equities Incorporated dated March 18, 1999

                  Exhibit 10.4* Registration Rights Agreement among the Company and Dexterity Stockholders dated March 18, 1999

                  Exhibit 11*       Computation of Earnings (Loss) Per Share

                  Exhibit 27.1* Financial Data Schedule for the three months ended March 31, 1999

                  Exhibit 27.2* Financial Data Schedule for the three months ended March 31, 1998

            (b)   Reports on Form 8-K

                  (1) Form 8-K dated March 18, 1999 contained the required
                      Financial Statements and Pro Forma Financial Information relative to the acquisition of Dexterity Incorporated.

                  (2) Form 8-K dated April 15, 1999 described the change in
                      Registrant's Certifying Accountant.


*Filed herewith

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   DEXTERITY SURGICAL, INC.
                                   (Registrant)




Dated:   May 13, 1999              By /s/ RICHARD A. WOODFIELD
                                          ------------------------------------
                                          Richard A. Woodfield
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Dated:   May 13, 1999              By /s/ RANDALL K. BOATRIGHT
                                          ------------------------------------
                                          Randall K. Boatright
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                 Exhibit Index


   Exhibit
   Number                  Description
   ------                  -----------

Exhibit 2.1*        Plan of Merger and Acquisition Agreement between the
                    Company and Dexterity Incorporated dated December 18, 1998

Exhibit 3.1*        Restated Certificate of Incorporation, as amended

Exhibit 10.1* Series B Convertible Preferred Stock Purchase agreement dated January 21, 1999 between the company and Richard A.
                    Woodfield

Exhibit 10.2*       Consulting Agreement between the Company and Christopher
                    Black dated March 18, 1999

Exhibit 10.3*       Royalty Agreement among the company and TFX Equities
                    Incorporated dated March 18, 1999

Exhibit 10.4*       Registration Rights Agreement among the company and
                    Dexterity Stockholders dated March 18, 1999

Exhibit 11*         Computation of Earnings (Loss) Per Share

Exhibit 27.1*       Financial Data Schedule for the three months ended March
                    31, 1999

Exhibit 27.2*       Financial Data Schedule for the three months ended March 31,
                    1998

* Filed herewith
