Form 10QSB
period 1999-06-30
DEXTERITY SURGICAL INC
filed 1999-08-13
CIK 860131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999


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

       On August 9, 1999, there were outstanding 10,212,742 shares of Common Stock, $.001 par value, of the registrant.

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX


                                                                                                              Page
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1:           Consolidated Financial Statements - (Unaudited)

                  Consolidated Balance Sheets - December 31, 1998, and June 30, 1999                            3

                  Consolidated Statements of Operations - For the Three Months and Six Months
                      Ended June 30, 1998 and 1999                                                              4

                  Consolidated Statements of Cash Flows - For the Three Months and Six Months
                      Ended June 30, 1998 and 1999                                                              5

                  Condensed Notes to Consolidated Financial Statements                                          6

Item 2:           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                10


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                            14

Item 2.           Changes in Securities                                                                        14

Item 3.           Defaults Upon Senior Securities                                                              14

Item 4.           Submission of Matters to a Vote of Security Holders                                          14

Item 5.           Other Information                                                                            14

Item 6.           Exhibits and Reports on Form 8-K                                                             15


SIGNATURES                                                                                                     16

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                 December 31,        June 30,
                       ASSETS                                        1998              1999
                                                                 ------------      ------------
(Unaudited)
Current Assets:
     Cash and cash equivalents                                   $  1,644,535      $    642,939
     Short-term investments                                           983,714              --
     Accounts receivable (net of allowance for
         doubtful accounts of $219,829 in 1998
         and $171,517 in 1999)                                      2,786,909         3,751,676
     Accounts receivable from related party                            56,619            48,516
     Inventories, net                                               1,482,899         3,230,559
     Prepaid and other assets                                          49,715           214,629
                                                                 ------------      ------------
          Total current assets                                      7,004,391         7,888,319
                                                                 ------------      ------------
Property, Plant and Equipment                                       1,604,043         1,263,240
     Less-accumulated depreciation                                 (1,051,117)         (541,363)
                                                                 ------------      ------------
          Net property, plant and equipment                           552,926           721,877

Investments, at cost                                                2,062,500         1,202,500
Intangible Assets:
     Licensed technology rights, net                                  680,912        11,496,374
     Royalty obligation, net                                             --           5,733,266
     Goodwill, net                                                  1,673,818         1,569,112
     Deferred finance charges                                         155,139           315,320
                                                                 ------------      ------------
          Total assets                                           $ 12,129,686      $ 28,926,768
                                                                 ============      ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                            $  2,633,032      $  5,302,068
     Accrued expenses                                                 645,605           735,801
     Current portion of long-term obligations                         116,310         2,330,180
                                                                 ------------      ------------
          Total current liabilities                                 3,394,947         8,368,049
                                                                 ------------      ------------
Convertible Debentures                                              3,000,000         3,000,000
                                                                 ------------      ------------
Royalty Obligation                                                       --           5,479,261
                                                                 ------------      ------------
Minority Interest                                                     106,544           106,544
                                                                 ------------      ------------
Commitments and Contingencies (Note 6)
Stockholders' Equity:
     Preferred Stock, $.001 par value;
         2,000,000 shares authorized; shares
         issued and outstanding: 2,170 (1998)
         and 2,195 (1999)                                                   2                 2
     Common stock, $.001 par value; 50,000,000
         shares authorized; shares issued and
         outstanding: 7,212,742 (1998) and
         10,212,742 (1999)                                              7,213            10,213
     Additional paid-in capital                                    25,095,313        33,052,313
     Deferred compensation                                             (6,857)             --
     Accumulated deficit                                          (19,467,476)      (21,089,614)
                                                                 ------------      ------------
          Total stockholders' equity                                5,628,195        11,972,914
                                                                 ------------      ------------
          Total liabilities and stockholders' equity             $ 12,129,686      $ 28,926,768
                                                                 ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months                        Six Months
                                                           Ended June 30,                      Ended June 30,
                                                   ------------------------------      ------------------------------
                                                       1998              1999              1998              1999
                                                   ------------      ------------      ------------      ------------
Net Sales
     Product sales                                 $  4,335,421      $  5,204,174      $  8,418,279      $ 10,889,201
     Commissions earned                                 307,881           157,974           594,464           399,140
                                                   ------------      ------------      ------------      ------------
                                                      4,643,302         5,362,148         9,012,743        11,288,341
                                                   ------------      ------------      ------------      ------------
Cost And Expenses:
     Cost of sales                                    2,640,729         3,228,770         5,129,088         6,682,291
     Research and development                              --              30,013              --              60,881
     Selling, general and administrative              2,358,972         2,618,685         4,708,963         5,180,589
     Depreciation and amortization                       99,803           469,339           197,798           571,492
                                                   ------------      ------------      ------------      ------------
                                                      5,099,504         6,346,807        10,035,849        12,495,253
                                                   ------------      ------------      ------------      ------------
Loss From Operations                                   (456,202)         (984,659)       (1,023,106)       (1,206,912)

Other Income (Expense):
     Gain on sale of assets                             411,017            17,810           411,017            61,878
     Investment income                                    7,704            20,384            21,343            39,618
     Interest expense                                   (75,132)         (335,561)         (148,229)         (399,039)
     Loss on investment in affiliate                    (35,000)             --             (70,000)          (30,000)
                                                   ------------      ------------      ------------      ------------
Net Loss Before Minority Interest                      (147,613)       (1,282,026)         (808,975)       (1,534,455)

Minority Interest in Net Loss of
     Consolidated Subsidiary                                750              --               2,295              --
                                                   ------------      ------------      ------------      ------------
Net Loss                                               (146,863)       (1,282,026)         (806,680)       (1,534,455)

Less dividend requirement on
cumulative preferred stock                                 --             (43,900)             --             (87,683)
                                                   ------------      ------------      ------------      ------------
Net loss applicable to common stock                $   (146,863)     $ (1,325,926)     $   (806,680)     $ (1,622,138)
                                                   ============      ============      ============      ============
Basic and Diluted Loss Per Share of
     Common Stock                                  $       (.02)     $       (.13)     $       (.12)     $       (.18)
                                                   ============      ============      ============      ============
Weighted Average Shares Used In
     Computing Basic and Diluted Loss
     Per Share of Common Stock                        6,846,853        10,212,742         6,776,356         8,929,409
                                                   ============      ============      ============      ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months
                                                                                   Ended June 30,
                                                                            ------------------------------
                                                                                1998              1999
                                                                            ------------      ------------
Cash Flows From Operating Activities:
Net Loss                                                                    $   (806,680)     $ (1,534,455)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities -
       Depreciation and amortization                                             197,798           571,492
       Accretion of short term royalty obligation                                   --             183,378
       Amortization of deferred finance charges                                   12,928            24,201
       Deferred compensation                                                      14,832             6,857
       (Gain) loss on disposal of fixed assets                                       400           (61,878)
       Loss on investment in affiliate                                            70,000            30,000
       Minority interest in net loss of consolidated subsidiary                   (2,295)             --
       Changes in operating assets and liabilities-
          Increase in accounts receivable, net                                   (70,422)         (681,404)
          (Increase) decrease in accounts receivable from related party           (1,569)            8,103
          Decrease in interest receivable                                          5,318              --
          (Increase) decrease in inventories, net                                 37,358        (1,197,696)
          (Increase) decrease in prepaid and other assets                         29,518          (164,914)
          Increase (decrease) in accounts payable                               (459,631)        2,638,668
          Decrease in accrued expenses                                          (182,351)         (311,105)
                                                                            ------------      ------------
        Net cash used in operating activities                                 (1,154,796)         (488,753)
                                                                            ------------      ------------
Cash Flows From Investing Activities:
    Additions to property and equipment                                          (74,199)          (92,667)
    Proceeds from sale of assets                                                    --             154,835
    Investment in affiliate                                                   (1,000,000)             --
    Purchases of investments                                                    (146,403)             --
    Investment redemptions                                                       144,682           983,714
    Acquisitions, net of cash received                                              --          (1,875,804)
                                                                            ------------      ------------
Net cash used in investing activities                                         (1,075,920)         (829,922)
                                                                            ------------      ------------
Cash Flows From Financing Activities:
    Proceeds from exercise of stock options                                      253,800              --
    Dividends paid to preferred stockholders                                        --             (87,683)
    Payments on debt                                                              (2,520)       (4,978,788)
    Proceeds from debt                                                              --           5,637,500
    Payments on royalty obligations                                                 --             (94,568)
    Payments of deferred finance charges                                            --            (184,382)
    Issuance of preferred stock                                                     --              25,000
                                                                            ------------      ------------
        Net cash provided by financing activities                                251,280           317,079
                                                                            ------------      ------------
Net decrease in cash and cash equivalents                                     (1,979,436)       (1,001,596)
Cash and cash equivalents, beginning of period                                 3,236,307         1,644,535
                                                                            ------------      ------------
Cash and cash equivalents, end of period                                    $  1,256,871      $    642,939
                                                                            ============      ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1999


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Dexterity Surgical, Inc. (the "Company") and the Company's 82% ownership interest in ValQuest Medical, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1998, included in the Company's Form 10-KSB. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

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

The Company has obtained a waiver for certain affirmative financial covenant requirements associated with its convertible debentures through September 30, 1999 at which time the Company believes it will be in compliance with such covenants. If the Company is unable to comply with such requirements in the future, the Company could be found to be in technical default under the Debentures and the holder would have the right to demand immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The Company has also taken steps to plan for long term profitability by the acquisition of Dexterity Incorporated (see "Note 5 - Merger") and the closing of two unprofitable divisions.


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

NOTE 3 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three months and the six months ended June 30, 1998 and 1999, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 - INVENTORIES

         Inventories are summarized as follows:

                              December 31,         June 30,
                                  1998              1999
                              ------------      ------------
Raw materials                 $     29,250      $     34,322
Work-in-process                    431,986           522,523
Finished Goods                   1,186,279         2,948,945
Allowances                        (164,616)         (275,231)
                              ------------      ------------
                              $  1,482,899      $  3,230,559
                              ============      ============

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

The financial statements have been retroactively restated to account for the Company's original investment in Dexterity Incorporated under the equity method as appropriate for a step-acquisition. This investment was previously accounted for using the cost method. The result of this restatement was a decrease in the "Investments, at cost" and an increase in "Accumulated deficit" at December 31, 1998 of approximately $140,000, as well as an increase in net loss for the six months ended June 30, 1998 and 1999 of $70,000 and $30,000 respectively. The effect of the restatement on earnings per share for the three months ended June 30, 1998 was a decrease in basic and diluted earnings per share of less than $.01 there was no effect on earnings per share for the three months ended June 30, 1999.

The results of operation for the six months ended June 30, 1999, include the operations of Dexterity Incorporated from March 18, 1999. Unaudited pro forma consolidated results of operations, assuming the Dexterity Incorporated merger had occurred at January 1, 1998, would have been as follows:

                                                  Pro Forma (Unaudited)              Pro Forma (Unaudited)
                                               Three months ended June 30,          Six months ended June 30
                                                 1998              1999              1998              1999
                                             ------------      ------------      ------------      ------------
Net sales                                    $  4,664,946      $  5,362,148      $  9,056,031      $ 11,308,424
Net loss                                     $   (846,682)     $ (1,282,026)     $ (2,204,214)     $ (2,230,886)
Basic and diluted loss per share of
common stock                                 $       (.09)     $       (.13)     $       (.23)     $       (.23)

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


NOTE 7 - OBLIGATIONS

The Company had the following current and long-term obligations:

                                                                                   December 31,                  June 30,
                                                                                       1998                        1999
                                                                                  --------------              --------------
Unsecured note payable for a  distributorship  agreement,  bearing interest
at 6 percent, principal and interest due monthly, maturing in 1999                $      100,000              $      -0-

Secured note  payable for a vehicle  loan,  bearing  interest at 9 percent,
principal and interest due monthly, maturing in 1999                                      16,310                     -0-

Unsecured note payable related to Dexterity  acquisition,  bearing interest
at 12 percent, interest due quarterly, maturing in 2000                                     --                     1,000,000

Revolving line of credit secured by accounts  receivable,  inventories  and intangible  assets  bearing  interest at prime rate plus 1.5  percent.  The
line of credit has a maximum of $5 million and expires in 2003.                             --                       775,022

Royalty obligation related to Dexterity acquisition, subject to annual minimum payments over a period of seven years discounted at 12%. The minimum payments aggregate approximately $9.7 million over the seven year
royalty period.                                                                             --                     6,034,419

Convertible Debentures, see Note 8                                                     3,000,000                   3,000,000
                                                                                  --------------              --------------
                                    Total obligations                                  3,116,310                  10,809,441
                                                                                  --------------              --------------
Less - Current portion                                                                   116,310                   2,330,180
                                                                                  --------------              --------------
                                    Long-term obligations                         $    3,000,000              $    8,479,261
                                                                                  ==============              ==============

The carrying amount of the Company's debt approximates the fair value of the debt. This determination is based on management's estimate of the fair value at which such instruments could be sold or obtained in a third-party transaction.

NOTE 8 - CONVERTIBLE DEBENTURES

In December 1997, the Company sold 250,000 shares of Common Stock to two affiliates of Renaissance Capital Group, Inc. (collectively, such affiliates referred to herein as "Renaissance") in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9 % Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make an equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debentures require the Company to comply with the following financial covenants (all as defined in the Debentures): (i) a Debt to Net Worth Ratio of no greater than .85:1; (ii) an Interest Coverage Ratio of at least 5:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least 1.8:1. The Company is currently not in compliance with and has obtained a waiver from Renaissance to suspend the Debt to Net Worth Ratio, Interest Coverage Ratio, Debt Coverage Ratio, and Current Ratio covenants through September 30, 1999 at which time the Company believes it will be in compliance with such covenants. However, if the Company is unable to comply with such covenants in the future, the Company could be found to be in technical default under the Debentures and holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at a price of $1.60 per share of Common Stock for a maximum of 1,875,000 shares of Common Stock.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Certain statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 2 regarding Dexterity Surgical, Inc. and its subsidiary's and affiliates' (collectively, the "Company") financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the Company's ability to manufacture, market and distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission ("SEC") on March 31, 1999, and in the Company's annual, quarterly and other reports filed with the SEC (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company decided to reduce continuing investment in research and development related to such technologies and to focus its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last three fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development, and in fiscal 1998, eliminated virtually all expenditures in this area. However, due to the Dexterity Merger (defined below) the Company intends to invest moderate amounts in research and development in 1999. As of June 30, 1999, the Company had an accumulated deficit of approximately $21,090,000. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had current assets of $7,888,000 and current liabilities of $8,368,000 resulting in a working capital deficit of $480,000. This compares to a working capital position of $3,609,000 at December 31, 1998. The decline in working capital is primarily due to the current portion of the royalty obligation incurred relative to the Company's merger with Dexterity.

         In April 1999, the Company acquired a new maximum $5,000,000 revolving line of credit from a financial institution whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At June 30, 1999, the outstanding balance due on such line of credit was $775,000 and an additional $2,385,000 was available under the current borrowing base.

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

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make an equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debentures require the Company to comply with the following financial covenants (all as defined in the Debentures): (i) a Debt to Net Worth Ratio of no greater than .85:1; (ii) an Interest Coverage Ratio of at least 5:1; (iii) a Debt Coverage Ratio of at least
 .10:1; and (iv) a Current Ratio of at least 1.8:1. At June 30, 1999, the Company was not in compliance with the Debt to Net Worth Ratio, Interest Coverage Ratio, Debt Coverage Ratio, and Current Ratio covenants, and has obtained a waiver from Renaissance to suspend the Debt to Net Worth Ratio, Interest Coverage Ratio,
Debt Coverage Ratio and Current Ratio covenants through September 30, 1999 at which time the Company believes it will be in compliance with such covenants. If the Company is unable to comply with such covenants in the future, the Company could be found to be in technical default under the Debentures and the holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at a price of $1.60 per share of Common Stock for a maximum of 1,875,000 shares of Common Stock.

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

         For the six month period ended June 30, 1999, operating activities used cash of $489,000. Investment activities during the period utilized cash of $830,000 primarily due to the acquisition of Dexterity. During the period, the Company's financing activities provided $317,000 primarily from the net increase in the outstanding balance of the line of credit.

         For the six month period ended June 30, 1998, operating activities used cash of $1,155,000. Investment activities during the period utilized cash of $1,076,000 primarily due to the purchase of 19.2% of Dexterity's outstanding stock. During the period, the Company's financing activities provided $251,000 primarily from the exercise of stock options.

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

RESULTS OF OPERATIONS

         For the three months ended June 30, 1999, the Company reported a net loss applicable to common stock of $1,326,000 or $.13 per basic and diluted share. This compares with a net loss of $147,000 for the three months ended June 30, 1998 or $.02 per basic and diluted share. For the six months ended June 30, 1999, the Company reported a net loss of $1,622,000 versus a net loss of $807,000 for the comparable period of 1998. Reported results for 1999 were adversely impacted by increased noncash amortization expense (see below) and the transition of the Company from distributing products of Origin Medsystems ("Origin") to distributing products of General Surgical Innovations ("GSI"). Origin products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. The Company believes it has substantially completed the costly and time consuming transition of its customer base from the Origin products to the GSI products. The net losses for the three months and six months ended June 30, 1998 included an approximate $400,000 gain on the sale of the Osteoport(R) device.

         Product sales increased 20% in the second quarter 1999 and 29% in the first six months of 1999 as compared with the same periods in 1998. Product sales were $5,204,000 for the second quarter of 1999 and $4,335,000 for the second quarter of 1998. Product sales for the first six months of 1999 and 1998 were $10,899,000 and $8,418,000 respectively. These increases were due to continued sales growth throughout the Company.

         The Company continues to focus on laparoscopic and lesser invasive surgical products which generate higher gross profit margins. Accordingly, during the quarter ended June 30, 1999, the Company closed the Surgical Systems Division which concentrated on orthopedic products and primarily earned commission income. Therefore, as a result, earned commissions decreased for the three months and six months ended June 30, 1999 as compared with the previous year.

         Gross profit from product sales in the second quarter was $1,975,000 in 1999 versus $1,695,000 in 1998. The corresponding gross profit margins were virtually flat: 38% in 1999 and 39% in 1998. For the six months ended June 30, gross profit was $4,207,000 or 39% in 1999 and $3,289,000 or 39% in 1998.

         For the second quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, increased 11% to $2,619,000 in 1999 from $2,359,000 in 1998. For the first six months of 1999, these expenses increased 10% from $4,709,000 to $5,181,000. These increased costs reflect higher sales commissions due to the increased level of sales. However, as a percentage of net sales, selling, general and administrative expenses have decreased: 49% for 1999 versus 51% for 1998 for the quarter periods and 46% for 1999 versus 52% for 1998 for the six months periods.

         Depreciation and amortization expense increased 370% to $469,000 for the second quarter of 1999 from $100,000 for the second quarter of 1998. There was a 189% increase in the comparable six month periods. This increase is due to the amortization of the licensed technology rights acquired in conjunction with Dexterity.

         Interest expense was $336,000 for the quarter ended June 30, 1999 and $75,000 for the comparable 1998 quarter, an increase of 348%. For the six months period, interest expense was $399,000 in 1999 and $148,000 in 1998. The increase is due to the accretion of the minimum royalty obligation, interest on the line of credit acquired in 1999 and interest on the note payable due to the former stockholders of Dexterity.

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

           (c) Not applicable.

           (d) Not applicable.

Item 3.    Defaults Upon Senior Securities - Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Stockholders was held on May 18, 1999

           (b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

               Randall K. Boatright                 Robert B. Johnson                  Robert Pearson
               Robert L. Evans                      Jeffrey H. Berg                    John J. Sickler
               Kalford C. Fadem                     Christopher K. Black               Richard A. Woodfield
               William H. Bookwalter

           (c) (1) The directors named in (b) above were elected by the following votes:

               NAME                                 NO. OF VOTES FOR                   SHARES AGAINST
               Robert L. Evans                         8,530,742                           66,915
               Randall K. Boatright                    8,530,742                           66,915
               Richard A. Woodfield                    8,530,742                           66,915
               Robert B. Johnson                       8,530,742                           66,915
               Jeffrey H. Berg                         8,530,742                           66,915
               Kalford C. Fadem                        8,530,742                           66,915
               William H. Bookwalter                   8,530,742                           66,915
               Robert Pearson                          8,530,742                           66,915
               John J. Sickler                         8,530,742                           66,915
               Christopher K. Black                    8,529,842                           66,915

               (2) Regarding the appointment of the independent public
                   accountants, 8,596,157 voted for the ratification of the appointment of the accounting firm of Ernst & Young LLP as the Company's independent accountants for 1999. The number of shares that voted against the ratification was 100 and the holders of 1,400 shares abstained from voting.

           (d) Not applicable

Item 5.    Other Information - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K


           (a) Exhibits:

               Exhibit 11*     Computation of Earnings (Loss) Per Share

               Exhibit 27.1* Financial Data Schedule for the three months ended June 30, 1999

               Exhibit 27.2* Financial Data Schedule for the three months ended June 30, 1998

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



                                   DEXTERITY SURGICAL, INC.
                                   (Registrant)




Dated:   August 13, 1999           By /s/ RICHARD A. WOODFIELD
                                      -----------------------------------------
                                          Richard A. Woodfield
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Dated:   August 13, 1999           By /s/ RANDALL K. BOATRIGHT
                                      -----------------------------------------
                                          Randall K. Boatright
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX


  EXHIBIT
    NO.              DESCRIPTION
-----------            -----------
11*        Computation of Earnings (Loss) Per Share

27.1*      Financial Data Schedule for the three months ended
                   June 30, 1999

27.2*      Financial Data Schedule for the three months ended
                   June 30, 1998

-----
*Filed herewith