Form 10QSB
period 1999-09-30
DEXTERITY SURGICAL INC
filed 1999-11-12
CIK 860131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (Mark One)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999


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

       Yes  X    No
          -----     ----

                                 ---------------


       Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       On November 9, 1999, there were outstanding 10,212,742 shares of Common Stock, $.001 par value, of the registrant.

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX




                                                                                                              Page
                                                                                                              ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1:           Consolidated Financial Statements - (Unaudited)

                  Consolidated Balance Sheets - December 31, 1998, and September 30, 1999                       3

                  Consolidated Statements of Operations - For the Three Months and Nine Months
                      Ended September 30, 1998 and 1999                                                         4

                  Consolidated Statements of Cash Flows - For the Nine Months Ended
                      September 30, 1998 and 1999                                                               5

                  Condensed Notes to Consolidated Financial Statements                                          6

Item 2:           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                10





PART II.          OTHER INFORMATION
--------          -----------------

Item 1.           Legal Proceedings                                                                            14

Item 2.           Changes in Securities                                                                        14

Item 3.           Defaults Upon Senior Securities                                                              14

Item 4.           Submission of Matters to a Vote of Security Holders                                          14

Item 5.           Other Information                                                                            14

Item 6.           Exhibits and Reports on Form 8-K                                                             14





SIGNATURES                                                                                                     15

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,         September 30,
                                 ASSETS                                           1998                 1999
                                                                              ------------         -------------
                                                                                                    (Unaudited)

Current Assets:
     Cash and cash equivalents                                                $  1,644,535         $    475,245
     Short-term investments                                                        983,714                 --
     Accounts receivable (net of allowance for doubtful accounts of
         $219,829 in 1998 and $216,743 in 1999)                                  2,786,909            3,144,474
     Accounts receivable from related party                                         56,619               46,067
     Inventories, net                                                            1,482,899            2,880,156
     Prepaid and other assets                                                       49,715               76,061
                                                                              ------------         ------------
                  Total current assets                                           7,004,391            6,622,003
                                                                              ------------         ------------

Property, Plant and Equipment                                                    1,604,043            1,312,046
     Less-accumulated depreciation                                              (1,051,117)            (584,284)
                                                                              ------------         ------------
                  Net property, plant and equipment                                552,926              727,762

Investments, at cost                                                             2,062,500            1,202,500
Intangible Assets:
     Licensed technology rights, net                                               680,912           11,975,005
     Royalty obligation, net                                                          --              5,520,923
     Goodwill, net                                                               1,673,818            1,516,758
     Deferred finance charges                                                      155,139              297,315
     Other                                                                            --                 38,120
                                                                              ------------         ------------

                  Total assets                                                $ 12,129,686         $ 27,900,386
                                                                              ============         ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                         $  2,633,032         $  4,550,335
     Accrued expenses                                                              645,605              696,175
     Current portion of long-term obligations                                      116,310            2,904,855
                                                                              ------------         ------------
                  Total current liabilities                                      3,394,947            8,151,365
                                                                              ------------         ------------

Convertible Debentures                                                           3,000,000            3,000,000
                                                                              ------------         ------------

Royalty Obligation                                                                    --              5,455,822
                                                                              ------------         ------------

Minority Interest                                                                  106,544              106,544
                                                                              ------------         ------------

Commitments and Contingencies (Note 6)
Stockholders' Equity:
     Preferred Stock, $.001 par value; 2,000,000 shares authorized;
         shares issued and outstanding:  2,170 (1998) and 2,195 (1999)                   2                    2
     Common stock, $.001 par value; 50,000,000 shares authorized;
         shares issued and outstanding: 7,212,742 (1998) and
         10,212,742 (1999)                                                           7,213               10,213
     Additional paid-in capital                                                 25,095,313           33,052,313
     Deferred compensation                                                          (6,857)                --
     Accumulated deficit                                                       (19,467,476)         (21,875,873)
                                                                              ------------         ------------

                  Total stockholders' equity                                     5,628,195           11,186,655
                                                                              ------------         ------------

                  Total liabilities and stockholders' equity                  $ 12,129,686         $ 27,900,386
                                                                              ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months                              Nine Months
                                                       Ended September 30,                       Ended September 30,
                                                ---------------------------------         ---------------------------------
                                                    1998                 1999                 1998                 1999
                                                ------------         ------------         ------------         ------------

Net Sales
     Product sales                              $  4,594,231         $  4,700,569         $ 13,012,510         $ 15,589,770
     Commissions earned                              364,945              148,125              959,409              547,265
                                                ------------         ------------         ------------         ------------
                                                   4,959,176            4,848,694           13,971,919           16,137,035
                                                ------------         ------------         ------------         ------------

Cost And Expenses:
     Cost of sales                                 2,872,591            2,484,651            8,001,679            9,166,942
     Research and development                           --                  2,915                 --                 63,796
     Selling, general and administrative           2,437,286            2,288,265            7,146,249            7,468,854
     Depreciation and amortization                   104,930              479,262              302,728            1,050,754
                                                ------------         ------------         ------------         ------------

                                                   5,414,807            5,255,093           15,450,656           17,750,346
                                                ------------         ------------         ------------         ------------

Loss From Operations                                (455,631)            (406,399)          (1,478,737)          (1,613,311)

Other Income (Expense):
     Gain/Loss on sale of assets                     (18,792)                --                395,169               61,878
     Investment income                                17,620               11,444               36,019               51,062
     Interest expense                                (76,773)            (347,404)            (225,002)            (746,443)
     Loss on investment in affiliate                 (35,000)                --               (105,000)             (30,000)
                                                ------------         ------------         ------------         ------------

Net Loss Before Minority Interest                   (568,576)            (742,359)          (1,377,551)          (2,276,814)

Minority Interest in Net Loss of
     Consolidated Subsidiary                             342                 --                  2,637                 --
                                                ------------         ------------         ------------         ------------

Net Loss                                            (568,234)            (742,359)          (1,374,914)          (2,276,814)

Less dividend requirement on
cumulative preferred stock                           (13,256)             (43,900)             (13,256)            (131,583)
                                                ------------         ------------         ------------         ------------

Net loss applicable to common stock             $   (581,490)        $   (786,259)        $ (1,388,170)        $ (2,408,397)
                                                ============         ============         ============         ============

Basic and Diluted Loss Per Share of
     Common Stock                               $       (.08)        $       (.08)        $       (.20)        $       (.26)
                                                ============         ============         ============         ============

Weighted Average Shares Used In
     Computing Basic and Diluted Loss
     Per Share of Common Stock                     7,212,742           10,212,742            6,921,910            9,357,186
                                                ============         ============         ============         ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months
                                                                                      Ended September 30,
                                                                               ---------------------------------
                                                                                   1998                 1999
                                                                               ------------         ------------
Cash Flows From Operating Activities:
Net Loss                                                                       $ (1,374,914)        $ (2,276,814)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities -
       Depreciation and amortization                                                302,728            1,050,754
       Accretion of short term royalty obligation                                      --                366,756
       Amortization of deferred finance charges                                      19,392               42,206
       Deferred compensation                                                         22,248                6,857
       (Gain) loss on disposal of fixed assets                                       23,187              (61,878)
       Disposal of intangible asset                                                  11,066                 --
       Loss on investment in affiliate                                              105,000               30,000
       Minority interest in net loss of consolidated subsidiary                      (2,637)                --
       Changes in operating assets and liabilities-
          Increase in accounts receivable, net                                     (269,656)            (155,764)
          (Increase) decrease in accounts receivable from related party             (22,661)              10,552
          Decrease in interest receivable                                            (1,262)                --
          (Increase) decrease in inventories, net                                   620,833           (1,309,257)
          (Increase) decrease in prepaid and other assets                            52,835              (26,346)
          Increase (decrease) in accounts payable                                  (876,255)           1,915,909
          Decrease in accrued expenses                                             (189,410)            (350,731)
                                                                               ------------         ------------

        Net cash used in operating activities                                    (1,579,506)            (757,756)
                                                                               ------------         ------------

Cash Flows From Investing Activities:
    Additions to property and equipment                                             (76,806)            (141,473)
    Proceeds from sale of assets                                                       --                154,835
    Investment in affiliate                                                      (1,000,000)                --
    Purchases of investments                                                     (1,261,160)                --
    Investment redemptions                                                          291,085              983,714
    Payments made to obtain distribution rights                                        --                (40,126)
    Acquisitions, net of cash received                                                 --             (2,009,521)
                                                                               ------------         ------------

Net cash used in investing activities                                            (2,046,881)          (1,052,571)
                                                                               ------------         ------------

Cash Flows From Financing Activities:
    Proceeds from exercise of stock options                                         253,800                 --
    Dividends paid to preferred stockholders                                        (13,256)            (131,583)
    Payments on debt                                                                 (6,838)          (9,903,769)
    Proceeds from debt                                                                 --             11,037,500
    Payments on royalty obligations                                                    --               (201,729)
    Payments of deferred finance charges                                               --               (184,382)
    Issuance of preferred stock                                                   1,170,000               25,000
                                                                               ------------         ------------

        Net cash provided by financing activities                                 1,403,706              641,037
                                                                               ------------         ------------

Net decrease in cash and cash equivalents                                        (2,222,681)          (1,169,290)
Cash and cash equivalents, beginning of period                                    3,236,307            1,644,535
                                                                               ------------         ------------

Cash and cash equivalents, end of period                                       $  1,013,626         $    475,245
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

                               September 30, 1999



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

The Company has obtained a waiver for certain affirmative financial covenant requirements associated with its convertible debentures through December 31, 1999. The Company is presently in negotiations to amend these requirements to more accurately reflect the Company's current financial characteristics. If the Company is unable to renegotiate these covenants or to comply with such requirements in the future, the Company could be found to be in technical default under the Debentures and the holder would have the right to demand immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The Company has also taken steps to plan for long term profitability by the acquisition of Dexterity Incorporated (see "Note 5 - Merger") and the closing of two unprofitable divisions.


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

NOTE 3 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three months and the six months ended September 30, 1998 and 1999, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 - INVENTORIES

         Inventories are summarized as follows:

                                                                    December 31,         September 30,
                                                                        1998                  1999
                                                                    ------------         -------------
Raw materials                                                       $     29,250         $     34,322
Work-in-process                                                          431,986              522,497
Finished Goods                                                         1,186,279            2,700,569
Allowances                                                              (164,616)            (377,232)
                                                                    ------------         ------------
                                                                    $  1,482,899         $  2,880,156
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

The financial statements have been retroactively restated to account for the Company's original investment in Dexterity Incorporated under the equity method as appropriate for a step-acquisition. This investment was previously accounted for using the cost method. The result of this restatement was a decrease in the "Investments, at cost" and an increase in "Accumulated deficit" at December 31, 1998 of approximately $140,000, as well as an increase in net loss for the nine months ended September 30, 1998 and 1999 of $105,000 and $30,000 respectively. The effect of the restatement on earnings per share for the three months ended September 30, 1998 was a decrease in basic and diluted earnings per share of less than $.01. There was no effect on earnings per share for the three months ended September 30, 1999.

The results of operation for the nine months ended September 30, 1999, include the operations of Dexterity Incorporated from March 18, 1999. Unaudited pro forma consolidated results of operations, assuming the Dexterity Incorporated merger had occurred at January 1, 1998, would have been as follows:

                                                        Pro Forma (Unaudited)                     Pro Forma (Unaudited)
                                                  Three months ended September 30,           Nine months ended September 30,
                                                      1998                 1999                 1998                 1999
                                                  ------------         ------------         ------------         ------------

Net sales                                         $  4,980,820         $  4,848,694         $ 14,036,850         $ 16,157,118
Net loss                                          $ (1,270,220)        $   (742,359)        $ (3,474,434)        $ (2,973,245)
Basic and diluted loss per share of
common stock                                      $       (.13)        $       (.08)        $       (.35)        $       (.30)

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


NOTE 7 - OBLIGATIONS

The Company had the following current and long-term obligations:

                                                                                      December 31,        September 30,
                                                                                          1998                1999
                                                                                      ------------        -------------
Unsecured note payable for a  distributorship  agreement,  bearing interest
at 6 percent, principal and interest due monthly, maturing in 1999                    $    100,000        $        -0-

Secured note  payable for a vehicle  loan,  bearing  interest at 9 percent,
principal and interest due monthly, maturing in 1999                                        16,310                 -0-

Unsecured note payable related to Dexterity  acquisition,  bearing interest
at 12 percent, interest due quarterly, maturing in 2000                                       --             1,000,000

Revolving line of credit secured by accounts  receivable,  inventories  and intangible  assets  bearing  interest at prime rate plus 1.5  percent.  The
line of credit has a maximum of $5 million and expires in 2003                                --             1,250,041

Royalty obligation related to Dexterity acquisition, subject to annual minimum payments over a period of seven years discounted at 12%. The minimum payments
aggregate approximately $9.7 million over the seven year royalty period                       --             6,110,636

Convertible Debentures, see Note 8                                                       3,000,000           3,000,000
                                                                                      ------------        ------------

                                    Total obligations                                    3,116,310          11,360,677

Less - Current portion                                                                     116,310           2,904,855
                                                                                      ------------        ------------

                                    Long-term obligations                             $  3,000,000        $  8,455,822
                                                                                      ============        ============

The carrying amount of the Company's debt approximates the fair value of the debt. This determination is based on management's estimate of the fair value at which such instruments could be sold or obtained in a third-party transaction.


NOTE 8 - CONVERTIBLE DEBENTURES

In December 1997, the Company sold 250,000 shares of Common Stock to two affiliates of Renaissance Capital Group, Inc. (collectively, such affiliates referred to herein as "Renaissance") in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9 % Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make an equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debentures require the Company to comply with the following financial covenants (all as defined in the Debentures): (i) a Debt to Net Worth Ratio of no greater than .85:1; (ii) an Interest Coverage Ratio of at least 5:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least 1.8:1. The Company is currently not in compliance with and has obtained a waiver from Renaissance to suspend the Debt to Net Worth Ratio, Interest Coverage Ratio, Debt Coverage Ratio, and Current Ratio covenants through December 31, 1999. The Company is presently in negotiations to amend these requirements to more accurately reflect the Company's current financial characteristics. However, if the Company is unable to renegotiate these covenants or to comply with such covenants in the future, the Company could be found to be in technical default under the Debentures and holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at a price of $1.60 per share of Common Stock for a maximum of 1,875,000 shares of Common Stock.


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

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company decided to reduce continuing investment in research and development related to such technologies and to focus its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last three fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development, and in fiscal 1998, eliminated virtually all expenditures in this area. However, due to the Dexterity Merger (defined below) the Company is investing moderate amounts in research and development in 1999. As of September 30, 1999, the Company had an accumulated deficit of approximately $21,876,000. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

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

The Company determined the fair market value of the above consideration to be approximately $16,000,000. The Company launched distribution of Dexterity's primary products, the Dexterity(R) Pneumo Sleeve and Dexterity(R) Protractor, in March 1998. The Dexterity Merger was accounted for using the purchase method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had current assets of $6,622,000 and current liabilities of $8,151,000 resulting in a working capital deficit of $1,529,000. This compares to a working capital position of $3,609,000 at December 31, 1998. The decline in working capital is primarily due to the obligations incurred relative to the Dexterity Merger.

         In April 1999, the Company acquired a new maximum $5,000,000 revolving line of credit from a financial institution whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At September 30, 1999, the outstanding balance due on such line of credit was $1,250,000 and an additional $1,556,000 was available under the current borrowing base.

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

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make an equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. The Debentures require the Company to comply with the following financial covenants (all as defined in the Debentures): (i) a Debt to Net Worth Ratio of no greater than .85:1; (ii) an Interest Coverage Ratio of at least 5:1; (iii) a Debt Coverage Ratio of at least
 .10:1; and (iv) a Current Ratio of at least 1.8:1. At September 30, 1999, the Company was not in compliance with the Debt to Net Worth Ratio, Interest Coverage Ratio, Debt Coverage Ratio, and Current Ratio covenants, and has obtained a waiver from Renaissance to suspend the Debt to Net Worth Ratio, Interest Coverage Ratio, Debt Coverage Ratio and Current Ratio covenants through December 31, 1999. The Company is presently in negotiations to amend these requirements to more accurately reflect the Company's current financial characteristics. If the Company is unable to renegotiate these covenants or to comply with such covenants, the Company could be found to be in technical default under the Debentures and the holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at a price of $1.60 per share of Common Stock for a maximum of 1,875,000 shares of Common Stock.

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

         For the nine month period ended September 30, 1999, operating activities used cash of $758,000. Investment activities during the period utilized cash of $1,053,000 primarily due to the acquisition of Dexterity. During the period, the Company's financing activities provided $641,000 primarily from the net increase in the outstanding balance of the line of credit.

         For the nine month period ended September 30, 1998, operating activities used cash of $1,580,000. Investment activities during the period utilized cash of $2,047,000 primarily due to the purchase of 19.2% of Dexterity's outstanding stock. During the period, the Company's financing activities provided $1,404,000 primarily from the issuance of preferred stock.

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

RESULTS OF OPERATIONS

         The Company reported a loss from operations of $406,000 for the quarter ended September 30, 1999 as compared with a loss from operations of $456,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 and 1998 the loss from operations was $1,613,000 and $1,479,000 respectively.

         For the three months ended September 30, 1999, the Company reported a net loss applicable to common stock of $786,000 or $.08 per basic and diluted share. This compares with a net loss of $581,000 for the three months ended September 30, 1998 or $.08 per basic and diluted share. For the nine months ended September 30, 1999, the Company reported a net loss of $2,408,000 versus a net loss of $1,388,000 for the comparable period of 1998. Reported results for 1999 were adversely impacted by increased noncash amortization expense (see below) and the transition of the Company from distributing products of Origin Medsystems ("Origin") to distributing products of General Surgical Innovations ("GSI"). Origin products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, U. S. Surgical ("Surgical") purchased the Origin product line and also announced their pending acquisition of GSI. Commencing in September 1999, through an arrangement with Surgical, the Company may now distribute both Origin and GSI products. The net losses for the three months and nine months ended September 30, 1998 included an approximate $400,000 gain on the sale of the Osteoport(R) device.

         Product sales increased 2% in the third quarter 1999 and 20% in the first nine months of 1999 as compared with the same periods in 1998. The rate of sales growth decreased in the third quarter of 1999 due to the aforementioned transition in product suppliers. Product sales were $4,701,000 for the third quarter of 1999 and $4,594,000 for the third quarter of 1998. Product sales for the first nine months of 1999 and 1998 were $15,590,000 and $13,013,000 respectively. These increases were due to continued sales growth throughout the Company.

         The Company continues to focus on laparoscopic and lesser invasive surgical products which generate higher gross profit margins. Accordingly, during the quarter ended June 30, 1999, the Company closed the Surgical Systems Division which concentrated on orthopedic products and primarily earned commission income. Therefore, as a result, earned commissions decreased for the three months and nine months ended September 30, 1999 as compared with the previous year.

         Gross profit from product sales in the third quarter was $2,216,000 in 1999 versus $1,722,000 in 1998. The corresponding gross profit margins increased to 47% in 1999 from 37% in 1998. For the nine months ended September 30, gross profit was $6,423,000 or 41% in 1999 and $5,011,000 or 39% in 1998. The
improvement in gross profit margins is
primarily due to the increased proportion of the Company's proprietary products, the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R), within the sales mix.

         For the third quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, decreased 6% to $2,288,000 in 1999 from $2,437,000 in 1998. The decline in these expenses is primarily due to the elimination of the Surgical Systems Division, Technologies Division, and the Med-Service Division during 1999. For the first nine months of 1999, these expenses increased 5% from $7,146,000 to $7,469,000. These increased costs reflect higher sales commissions due to the increased level of sales. As a percentage of net sales, selling, general and administrative expenses have decreased: 47% for 1999 versus 49% for 1998 for the quarter periods and 46% for 1999 versus 51% for 1998 for the nine months periods.

         Depreciation and amortization expense increased 357% to $479,000 for the third quarter of 1999 from $105,000 for the third quarter of 1998. There was a 247% increase in the comparable nine month periods. This increase is due to the amortization of the licensed technology rights acquired in conjunction with Dexterity.

         Interest expense was $347,000 for the quarter ended September 30, 1999 and $77,000 for the comparable 1998 quarter, an increase of 353%. For the nine months period, interest expense was $746,000 in 1999 and $225,000 in 1998, an increase of 232%. The increase is due to the accretion of the minimum royalty obligation, interest on the line of credit acquired in 1999 and interest on the note payable due to the former stockholders of Dexterity.


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

Item 5.    Other Information - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  Exhibit 11*       Computation of Earnings (Loss) Per Share

                  Exhibit 27.1* Financial Data Schedule for the three months ended September 30, 1999

                  Exhibit 27.2* Financial Data Schedule for the three months ended September 30, 1998

            (b)   Reports on Form 8-K - Not Applicable


*Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    DEXTERITY SURGICAL, INC.
                                    (Registrant)




Dated:   November 12, 1999          By     /s/ RICHARD A. WOODFIELD
                                           -------------------------------------
                                           Richard A. Woodfield
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Dated:   November 12, 1999          By     /s/ RANDALL K. BOATRIGHT
                                           -------------------------------------
                                           Randall K. Boatright
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

 11*                     Computation of Earnings (Loss) Per Share

 27.1* Financial Data Schedule for the three months ended September 30, 1999

 27.2* Financial Data Schedule for the three months ended September 30, 1998

* Filed herewith