Form 10KSB40
period 1999-12-31
DEXTERITY SURGICAL INC
filed 2000-04-12
CIK 860131

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB
      (MARK ONE)
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from. . . . . . to. . . . . .

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

         REGISTRANT'S REVENUES FOR FISCAL YEAR ENDED DECEMBER 31, 1999:
$21,013,000.

         AT MARCH 27, 2000 (BASED UPON THE LAST REPORTED SALES PRICE OF $1.719 PER SHARE), THE AGGREGATE MARKET VALUE OF THE COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT HELD BY NON-AFFILIATES WAS APPROXIMATELY $11,677,892 MILLION. AT MARCH 27, 2000, THERE WERE OUTSTANDING 10,212,742 SHARES OF COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT.

                       DOCUMENTS INCORPORATED BY REFERENCE

                           DOCUMENT                                                    FORM 10-KSB PART
                           --------                                                    ----------------
Definitive Proxy Statement for 2000 Annual Meeting of Stockholders             Part III, Items 9, 10, 11 and 12

Transitional Small Business Disclosure Format.  YES [ ] NO [X]

================================================================================

                                     PART I

ITEM 1.                             BUSINESS


         Certain statements contained in this Form 10-KSB, including but not limited to statements made in this Item 1, "Business" and those made in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements, other than statements of historical facts, included in this Form 10-KSB regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, in the Company's Registration Statement on Form S-3 (File No. 333-58849) filed on October 13, 1998, and in the Company's annual, quarterly and other reports filed with the Securities and Exchange Commission (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.


GENERAL

         Dexterity Surgical, Inc., formerly known as LifeQuest Medical, Inc. (the "Company"), is engaged in the development, manufacture and distribution of instruments, equipment and surgical supplies used in minimally invasive surgery ("MIS") and hand-assisted laparoscopic surgery ("HALS").

         MIS, a rapidly growing field, involves surgical procedures, accomplished without a major incision, through strategically placed punctures in a patient's body. These procedures generally result in reduced patient discomfort, reduced risks of infection and greatly shortened hospitalization, thereby decreasing overall costs. MIS products include a wide variety of reusable and disposable items such as endoscopes(1), trocars(2), trocar sleeves/cannulas(3), video systems, mechanical and laser-related cutting devices, stapling(4) systems, electrocautery(5) systems, suction and irrigation systems,


-----------------------

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

RECENT DEVELOPMENTS

         In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue since May 1, 1999, the effective date of the distribution agreement. The Company has taken several steps in response to this action. The Company has restructured its debt obligations, modified its royalty agreement to provide for non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sales representatives and eliminated additional

--------------

(6) an instrument for maintaining operative exposure by separating the edges of a wound and holding back underlying organs and tissues; many shapes, sizes, and styles are available; any retractile muscle.

administrative staff. In addition, certain officers of the Company have agreed to restructure their compensation packages to increase short term cash flow.

         The Company believes that its revenues and other sources of liquidity will provide adequate funding for its capital requirements through at least year 2000. However, there can be no assurance that the Company will not require additional funding sooner or that such additional funding, if needed, will be available on terms attractive to the Company or at all. In the event the Company is required to raise additional funds, it does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities.

ACQUISITIONS SINCE 1996

         Dexterity

         In January 1998, the Company acquired approximately 20% of the common stock of Dexterity, a business development subsidiary of Teleflex, Inc. In March 1999, the Company acquired the remaining capital stock of Dexterity by merging Dexterity into the Company (the "Dexterity Merger"), pursuant to a Plan of Merger and Acquisition Agreement between the Company and Dexterity (the "Dexterity Agreement"). Under the terms of the Dexterity Agreement, which was approved by the stockholders of the Company March 18, 1999, the Dexterity stockholders, other than the Company (the "Former Dexterity Stockholders"), received an aggregate of:

         o        $1,500,000;

         o 3,000,000 shares of common stock, $.001 par value ("Common Stock"), of the Company;

         o warrants to purchase an aggregate of 1,500,000 shares of Common Stock, at an exercise price per share of $2.00 (the "Warrants");

         o promissory notes in the aggregate amount of $1,000,000 (the "Notes"); and

         o a royalty for seven years in an amount equal to 15% of all sales of Dexterity products (the "Royalty") pursuant to a royalty agreement (the "Royalty Agreement") among the Company and the Former Dexterity Stockholders. The Royalty is subject to minimum annual payments which aggregate, over the seven years of the Royalty Agreement, approximately $9,695,095.

The Company determined the fair market value of the above consideration to be approximately $16,000,000. The Company launched distribution of Dexterity's primary products, the Dexterity(R) Pneumo Sleeve(R) and Dexterity(R) Protractor(R), in March 1998. Simultaneous with the effectiveness of the Dexterity Merger, the Company changed its name from LifeQuest Medical, Inc. to Dexterity Surgical, Inc.

         In March 2000, the Warrants, Notes and Royalty Agreement were restructured. The maturity date of the Notes was extended by 19 months to October 18, 2001. The interest payable on the Notes for the year 2000 shall be paid in shares of Common Stock at a per share price of $1.00. The Warrants have been amended to reflect an exercise price per share of Common Stock of $1.00. In addition, the Royalty Agreement has been restructured to allow the Company to pay the first $400,000 in Royalty due for 2000 in shares of Common Stock, valued at $1.00 per share.

         The Pneumo Sleeve(R) is a device that allows the surgeon to insert one hand into the abdominal cavity while preserving pneumoperitoneum(7) during laparoscopic surgery. This new surgical modality, called Hand Assisted Laparoscopic Surgery (HALS), is a hybrid between open and laparoscopic surgery. This enabling technology is expected to greatly increase the number of advanced minimal access surgeries as well as the number of surgeons who perform these procedures. According to a Private Placement Memorandum (the "PPM") prepared by Dexterity, the U.S. market potential for the Dexterity(R) Pneumo Sleeve(R) is estimated at more than 580,000 procedures annually, including

------------------

(7) the presence of air or gas in the preperitoneal space; it may occur spontaneously or be deliberately introduced as an aid to radiologic examination and diagnosis.

digestive tract surgery, urinary tract surgery, organ transplants, cancer surgery and vascular surgery. This translates into an estimated $600 million U.S. market for Dexterity(R) procedural kits, which include accessory devices such as hand- held surgical instruments.

         In addition to being used with the Dexterity(R) Pneumo Sleeve(R), the Dexterity(R) Protractor(R) is used as a stand- alone product for open surgery, providing atraumatic retraction and wound protection. According to the PPM, the market potential for the Dexterity(R) Protractor(R) is estimated at 2.4 million surgical procedures per year in the United State, representing a dollar market potential in excess of $200 million.

         The Company believes the potential exists for significant market penetration by the Dexterity(R) products, and that sales of the Company's existing product lines should benefit from these product introductions. The Dexterity products have become integral components of the Company's Lapro-PAK surgical procedure kits.

         Ana-Tech

         In June 1998, the Company acquired approximately 4% of the membership interests of Ana-Tech, L.L.C., a developmental stage company engaged in the development, manufacturing and distribution of fecal incontinence devices, in exchange for 370,000 shares of Common Stock. Ana-Tech, LLC was a Nevada limited liability company and has subsequently converted to a Delaware corporation. Accordingly, the Company's membership interests have been converted into shares of common stock of Ana-Tech.

         Ana-Tech has developed a product line that addresses the medical condition of fecal incontinence. The ProCon A200 ("ProCon" or the "Product") is a unique medical device that incorporates both a disposable catheter and an electronic monitor. ProCon is patented, and has received FDA 510(k) clearance as a Class II medical device. The Company has completed the formation of a Good Manufacturing Practices (GMP) approved manual for the production of the product and is currently positioned to manufacture and distribute the Product.

         ProCon is designed to prevent the involuntary discharge of fecal matter while alerting the patient or caregiver of an impending discharge. The Product utilizes a disposable single-use catheter with a balloon, flatus (gas) venting ports, and micro chip detector with a protective cap. A pager-sized device attached to the catheter alerts the patient or caregiver of an impending discharge, allowing the episode to be addressed in a timely fashion.

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

         In connection with the acquisition of KMI, the Company obtained the option to acquire the exclusive U.S. distribution rights to a patented state-of-the-art clip applier which, when approved for distribution, management believes will be superior to currently available clip appliers.

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

PRODUCTS

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

SALES AND MARKETING

         The Company began commercial sales of its first MIS product in the first quarter of 1996 following the GM Merger, and, therefore, has limited sales, marketing and distribution experience. In 1997, the Company completed the Trimedica Merger, the Bookwalter Merger and the Medex Surgical Merger. In March 1999, the Company completed the Dexterity Merger. These acquisitions, along with the Klein Merger, the Val-U-Med Merger and the GM Merger, allow the Company to specialize in the sales, marketing and distribution of MIS and HALS devices, including the Dexterity products. The Company is marketing the Dexterity products, as well as the MIS products of other manufacturers, to hospitals, purchasing groups and surgeons throughout the United States by demonstrating the economic efficiencies of the Company's products and by assisting hospital management in realizing the benefits associated with HALS and MIS. In the United States, the Company markets MIS products and the Dexterity products through independent sales representatives who are not employed by the Company within selected geographical areas and independent sub-distributors who typically sell other complementary MIS products to the same customer base. The Company has continually expanded its geographical coverage in the U.S. and plans to continue to add significant new products to its existing line through internal development, licensing and acquisition. In 1999, the combined distribution coverage of the Company included 32 U.S. states. If the need arises, the Company may expand its sales force, which will require additional recruiting and training. There can be no assurance that the Company will be able to recruit and train such additional personnel in a timely fashion. Loss of a significant number of the Company's current independent sales representatives, or failure to attract additional personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON PRODUCT SUPPLIERS

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

DEPENDENCE ON KEY PERSONNEL

         The success of the Company will be largely dependent on the efforts of a number of key management and technical personnel, including Richard A. Woodfield, President and Chief Executive Officer of the Company and Randall K. Boatright, Executive Vice President, Chief Financial Officer and Secretary of the Company. The Company has entered into employment agreements with each of Mr. Boatright and Mr. Woodfield. The Company does not maintain key man life insurance on either Mr. Boatright or Mr. Woodfield. The loss of the services of one or more key employees could have an adverse effect on the Company. The Company believes that its future success will depend in large part upon its ability to hire and retain suitable operating, marketing, financial and technical personnel. The competition for qualified personnel in the medical device industry is intense and, accordingly, there can be no assurance that the Company will be able to hire or retain necessary personnel.

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

ADDITIONAL BUSINESS RISKS

         HISTORY OF LOSSES; PROFITABILITY UNCERTAIN. The Company has experienced operating losses since its inception on January 1, 1989. At December 31, 1999, the Company had an accumulated deficit of approximately $23 million. Prior to 1996, the Company was a development stage company focused primarily on obtaining FDA approval of two medical devices. However, the Company has determined not to initiate any further work on obtaining FDA approval of the devices and in 1998, sold their rights to such devices for a cash payment and a royalty on all future sales of such devices. Primarily as a result of its acquisitions in 1996, 1997 and 1998 the Company generated revenues of approximately $21 million during the year ended December 31, 1999.

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

         1997 AND 1998 PRIVATE PLACEMENTS. Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 1,025,000 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series B Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 662/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the Series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of 8% Series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 1,170,000 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 662/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make the January 1998 equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. In March 2000, the Debentures were modified to provide that the interest payable between February 1, 2000 through January 31, 2001 shall be paid in shares of Common Stock, valued at $1.00 per share. The remaining principal balance will mature in December 2004. The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt to Net Worth Ratio of no greater than .95:1;
(ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .70:1. If the Company is unable to comply with these covenants, the Company could be found to be in technical default under the Debentures and the holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $1.00 per share of Common Stock. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $1.00 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 3,000,000 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

         POTENTIAL ADVERSE EFFECTS OF CONVERSION OF DEBENTURES AND PREFERRED STOCK AND EXERCISE OF WARRANTS. The Company cannot predict what effect, if any,
(i) the conversion of the Debentures or Preferred Stock or exercise of warrants into Common Stock or (ii) the payment of interest and the Royalty in shares of Common Stock and/or the sale of such Common Stock into the public market will have on the market price of the Company's Common Stock. Offers or sales of significant quantities of the Company's Common Stock, or the perception that such sales may occur or have occurred, could adversely affect the market price. The conversion features of the Debentures and Preferred Stock operates such that the holders thereof receive more shares of the Common Stock upon conversion if the conversion price is adjusted downward as described above. The issuance of shares of Common Stock upon the conversion of the Preferred Stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of Common Stock issuable upon the conversion of the Preferred Stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company's stockholders' rights will be diluted. Such uncertainty creates downward pressure on the public market price of the Company's Common Stock. In the event such holders convert their Debentures or shares of Preferred Stock, as applicable, and sell a large number of shares of Common Stock into the public market over a short time, the market price for the Common Stock could decline. Such a decline may make future equity financings more difficult for the Company to obtain on an acceptable basis, if at all.

         FUTURE ADDITIONAL CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE. The Company's capital requirements will depend on numerous factors, including market acceptance and demand for its products; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to protect the Company's intellectual property; the resources expended, if any, to acquire complementary businesses, products and technologies; and other factors. The timing and amount of such capital requirements cannot be accurately predicted. Funds may also be used for the acquisition of businesses, products and technologies that are complementary to those marketed by the Company. Consequently, although the Company believes that its revenues and other sources of liquidity will provide adequate funding for its capital requirements through at least the year 2000, the Company may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. There can be no assurance that the Company will not require additional funding sooner or that such additional funding, if needed, will be available on terms attractive to the Company or at all. In the event that substantial amounts of additional financing are required, including amounts that may be required for any potential redemption of the Debentures described above, the Company does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities. In three private placements since December 1997, the Company has issued securities currently convertible into 5,195,000 shares of Common Stock. If the holders of such securities were to convert them into shares of Common Stock and sell a large number of shares of Common Stock on the public market, the market price for the Common Stock could decline, thus making additional equity financings more difficult for the Company to obtain on an acceptable basis, if at all. There can be no assurance that such additional financing will be available if and when, and in the amounts required, by the Company. Moreover, even if such financing is available if and when required, there can be no assurance that such financing will be obtained on terms that are favorable to the Company, and substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. Any additional debt financings, if available, may involve restrictive covenants.

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

         In connection with the Company's acquisitions and growth, the Company's operating expenses have increased. Should the Company increase its expenditures in anticipation of a future level of sales that does not materialize, the Company's business, financial condition and results of operations would be materially and adversely affected. Certain customers have required and may continue to require rapid increases in production and accelerated delivery schedules which have placed and may continue to place a significant burden on the Company's resources. In order to achieve anticipated sales levels and profitability, the Company will continue to be required to manage its assets and operations efficiently. In addition, should the Company continue to expand geographically, it may experience certain inefficiencies from the management of geographically dispersed personnel and other resources.

         Although many of the companies acquired by the Company had significant operating histories, the Company has limited experience owning and operating them on a consolidated basis. Operational risks associated with an acquisition include the possibility that an acquisition does not ultimately provide the benefits originally anticipated by the Company's management, while the Company continues to incur operating expenses to provide the services formerly provided by the acquired company. Financial risks involve the incurrence of indebtedness as a result of the acquisition and the consequent need to service that indebtedness. Pursuant to the exemptions from registration provided for in
Section 4(2) of the Securities Act, the Company has issued approximately 5.8 million shares of Common Stock, which represents approximately 57% of its outstanding and issued shares of Common Stock at December 31, 1999, in connection with its seven acquisitions since February 1996. The issuance of Common Stock dilutes the voting power and may dilute the economic interests of existing stockholders. As part of the Company's growth strategy, the Company will continue to review acquisition opportunities in the future, and in making acquisitions, if any, the Company may issued additional shares of Common Stock, other equity securities, debt securities or equity or debt securities convertible into shares of Common Stock. In carrying out its acquisition strategy, the Company attempts to minimize the risk of unexpected liabilities and contingencies associated with acquired businesses through planning, investigation and negotiation, but there is no assurance that it will be successful in doing so. There can be no assurance that recent or future acquisitions can be readily assimilated into the Company's operating structure. Inability to efficiently integrate acquired companies could have a material adverse effect on the Company's financial condition and results of operations. The Company does not currently have any commitments or agreements with respect to any material acquisitions.

         EFFECTS OF DELISTING FROM NASDAQ SMALLCAP MARKET; LACK OF LIQUIDITY OF LOW PRICED STOCKS. If the Company fails to maintain the qualification for its Common Stock to trade on the Nasdaq SmallCap Market, its securities could be subject to delisting. In February 1998, The Nasdaq Stock Market announced increases in the quantitative standards for maintenance of listings on The Nasdaq SmallCap Market. The revised standards for continued listing include maintenance of any of (x) $2,000,000 of net tangible assets, (y) $35,000,000 of market capitalization or (z) $500,000 of net income for two of the last three years and a minimum bid price per share of $1.00. Although the Company is currently in compliance with these continued listing requirements, no assurances can be given that the Company will be able to maintain such compliance in the future. In the event the Company is unable to satisfy the continued listing requirements, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

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

         RISK RELATED TO INTANGIBLE ASSETS. Largely as a result of acquisitions, net goodwill accounts for approximately 6% and 14% of the Company's total assets and total stockholders' equity, respectively, at December 31, 1999. Net goodwill was approximately $1.46 million at December 31, 1999. Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets acquired. The Company periodically evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of amounts allocable to the Company's intangible assets may not be recoverable. If factors indicate that the carrying value of the Company's intangible assets has been impaired, the Company would be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of the unamortized intangible assets could have a material adverse effect on the Company's business, results of operations or financial condition. A reduction in net income resulting from the amortization of goodwill may have an adverse impact upon the market price of the Company's Common Stock.

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

         SHARES ELIGIBLE FOR FUTURE SALE OR ISSUANCE. Sales of shares of Common Stock by existing stockholders under Rule 144 of the Securities Act, or through the exercise of outstanding vested options or the conversion of the Debentures or Preferred Stock, could have an adverse effect on the price of the Common Stock. At March 23, 2000, approximately 3.2 million shares of Common Stock are eligible for sale in the public market upon compliance with the volume and other limitations contained in Rule 144 of the Securities Act. In addition, at December 31, 1999 there were outstanding options to acquire up to approximately 1,496,100 shares of Common Stock, warrants to acquire 1,697,500 shares of Common Stock, 3,000,000 shares of Common Stock issuable upon conversion of the Debentures, 1,170,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock and 1,025,000 shares of Common Stock issuable upon conversion of the Series B Preferred Stock. In the event a large number of shares are sold in the public market over a short period of time, the market price for Common Stock could decline.

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

         NON-PAYMENT OF DIVIDENDS. The Company has never declared or paid dividends on Common Stock and does not anticipate paying dividends on Common Stock at any time in the foreseeable future. The terms of the convertible debentures and certain of the Company's loan agreements restrict the payment of dividends on Common Stock.

EMPLOYEES

         As of March 27, 2000, the Company employed approximately 25 persons. None of the Company's employees are represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company as of March 27, 2000 and their names, ages, positions and tenure with the Company are as follows:


                                                                                                         OFFICER
       NAME                               AGE                  POSITION                                   SINCE
       ----                               ---                  --------                                  -------
Richard A. Woodfield                      57      President and Chief Executive Officer                    1998
Randall K. Boatright                      51      Executive Vice President, Chief Financial                1992
                                                  Officer and Secretary
K.C. Fadem                                41      Executive Vice President and Chief                       1996
                                                  Operating Officer
Robert Fadem                              38      Executive Vice President                                 1996
William H. Bookwalter                     34      Vice President                                           1997
Frederic C.  Feiler, Jr.                  40      Vice President                                           1999

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

ITEM 2. PROPERTIES

         The Company currently leases corporate headquarters in San Antonio, Texas, under a lease expiring in May 2002. The Company currently leases office and distribution facilities in Atlanta, Georgia, under a lease expiring in March 2002. During 1999 the Company paid aggregate rentals of approximately $333,000.


ITEM 3. LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Common Stock, $.001 par value ("Common Stock"), of the Company trades on the Nasdaq SmallCap Market under the symbol "DEXT." The Common Stock traded under the symbol "LQMD" from August 1992 until March 1999. The following table presents the range of high and low sales prices for the Common Stock as reported by the Nasdaq Stock Market for the periods indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


QUARTER ENDED                 HIGH                    LOW
-------------                -------                 -------
Fiscal 1999:

Fourth Quarter               $1 3/4                  $ 7/8
Third Quarter                 1 7/8                    27/32
Second Quarter                1 7/8                   1 1/16
First Quarter                 2 1/8                   1 1/2

Fiscal 1998:

Fourth Quarter               $2 9/16                 $1 1/4
Third Quarter                 2 13/16                 1 1/4
Second Quarter                4 13/16                 2 1/8
First Quarter                 4 15/16                 3 3/16


         At March 23, 2000, there were approximately 175 record holders of Common Stock and approximately 2558 beneficial holders of Common Stock.

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

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company decided to reduce continuing investment in research and development related to such technologies and to focus its efforts on acquiring and distributing MIS devices. Accordingly, during the last four fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development, and in fiscal 1999, incurred approximately $70,000 in this area. The Company intends to continue to invest moderate amounts in research and development in 2000. As of December 31, 1999, the Company had an accumulated deficit of approximately $22,741,000. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

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

         During 1999, the Company sold the Med-Service division, closed the Surgical Systems division, out sourced all manufacturing operations (Technologies division) and committed all corporate resources to the Endo-Surgery division. All operations are now consolidated in the two remaining locations: San Antonio, Texas and Roswell, Georgia.

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

         The Company determined the fair market value of the above consideration to be approximately $16,000,000. The Company launched distribution of Dexterity's primary products, the Dexterity(R) Pneumo Sleeve(R) and Dexterity(R) Protractor(R), in March 1998. The transaction was accounted for using the purchase method of accounting.

         In March 2000, the Warrants, Notes and Royalty Agreement were restructured. The maturity date of the Notes was extended by 19 months to October 18, 2001. The interest payable on the Notes for the year 2000 shall be paid in shares of Common Stock at a per share price of $1.00. The Warrants have been amended to reflect an exercise price per share of Common Stock of $1.00. In addition, the Royalty Agreement has been restructured to allow the Company to pay the first $400,000 in Royalty due for 2000 in shares of Common Stock, valued at $1.00 per share.

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

         Effective September 1997, Mishbucha, Inc., a Texas corporation d/b/a Medex Surgical ("Medex Surgical"), was acquired by the Company and merged into Klein Medical, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company ("Klein"), in consideration for an aggregate of 98,246 shares of Common Stock. Medex Surgical was formed during 1997 and the transaction was accounted for using the pooling-of-interests accounting method; therefore, the assets, liabilities, and operations of Medex Surgical are included in the consolidated financial statements contained herein for 1997..

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

LIQUIDITY AND CAPITAL RESOURCES

         In March 2000, the Warrants, Notes and Royalty Agreement were restructured. The maturity date of the Notes was extended by 19 months to October 18, 2001. The interest payable on the Notes for the year 2000 shall be paid in shares of Common Stock at a per share price of $1.00. The Warrants have been amended to reflect an exercise price per share of Common Stock of $1.00. In addition, the Royalty Agreement has been restructured to allow the Company to pay the first $400,000 in Royalty due for 2000 in shares of Common Stock, valued at $1.00 per share.

         At December 31, 1999, the Company had current assets of $5,456,000 and current liabilities of $6,199,000 resulting in a working capital deficit of $743,000. This compares to a positive working capital position of $3,609,000 at December 31, 1998. The decline in working capital is primarily due to the Company's net loss for 1999 and to obligations incurred relative to the Dexterity Merger.

         In April 1999, the Company acquired a new maximum $5,000,000 revolving line of credit from a financial institution whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At December 31, 1999, the outstanding balance due on such line of credit was $1,822,000 and an additional $955,000 was available under the current borrowing base.

         Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 1,025,000 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series B Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 662/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the Series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of Series A Cumulative

Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 1,170,000 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 662/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make the January 1998 equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. In March 2000, the Debentures were modified to provide that the interest payable between February 1, 2000 through January 31, 2001 shall be paid in shares of Common Stock, valued at $1.00 per share. The remaining principal balance will mature in December 2004. The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt to Net Worth Ratio of no greater than .95:1;
(ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .70:1. If the Company is unable to comply with these covenants, the Company could be found to be in technical default under the Debentures and the holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $1.00 per share of Common Stock. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $1.00 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 3,000,000 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

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

         For the year ended December 31, 1999, operating activities utilized $1,484,000 of cash primarily due to the net loss for the year. Investment activities during 1999 utilized cash of $1,072,000 primarily due to the acquisition of

Dexterity. During 1999, the Company's financing activities provided $1,025,000 primarily from the net increase in the outstanding balance on the line of credit.

         For the year ended December 31, 1998, operating activities utilized $1,842,000 of cash primarily due to the net loss for the year. Investment activities during 1998 utilized cash of $2,121,000, primarily from the purchase of investments. During 1998, the Company realized $2,170,000 from the sale of preferred stock and $254,000 from the exercise of stock options.

         In February 2000, the Company's principal supplier, GSI, terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue since the May 1, 1999 effective date of the distribution agreement.

         The Company believes that its revenues and other sources of liquidity will provide adequate funding for its capital requirements through at least the year 2000. However, there can be no assurance that the Company will not require additional funding sooner or that such additional funding, if needed, will be available on terms attractive to the Company or at all. In the event the Company is required to raise additional funds, it does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities.

RESULTS OF OPERATIONS FOR YEAR ENDING DECEMBER 31, 1999

         The Company reported a loss from operations of $2,079,000 for the year ended December 31, 1999 as compared with a loss from operations of $2,046,000 for the year ended December 31, 1998. For the year ended December 31, 1999, the Company reported a net loss applicable to common stock of $3,273,000 or $.34 per basic and diluted share. This compares with a net loss applicable to common stock of $2,114,000 or $.30 per basic and diluted share for the year ended December 31, 1998. While loss from operations was virtually flat, reported results for 1999 were adversely impacted by increased noncash amortization expense (see below) and the transition of the Company from distributing products of Origin MedSystems ("Origin") to distributing products of General Surgical Innovations, Inc. ("GSI"). Origin products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, United States Surgical Corporation purchased the Origin product line and also announced its acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through December 31, 1999. In response to this unilateral action by GSI, during the first quarter of 2000 the Company has reduced its general and administrative costs by converting its entire sales force from employees to independent sales representatives and by eliminating additional administrative staff. In addition, certain officers of the Company have agreed to restructure their compensation packages to increase short- term cash flow.

         The Company is continually monitoring non-profitable divisions and non-performing assets. Accordingly, during 1999, the Company closed the Technologies division and the Surgical Systems division at an approximate cost of $30,000.

         Product sales increased 17% in 1999 as compared with 1998. Product sales were $20,347,000 for 1999 and $17,325,000 for 1998. These increases were due to continued sales growth throughout the Company within existing product lines.

         Gross profit from product sales was $8,533,000 in 1999 versus $7,011,000 in 1998. The corresponding gross profit margins were 42% in 1999 and 40% in 1998. The improvement in margins is primarily due to the increased proportion of the Company's proprietary products, the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R), within the sales mix.

         In 1999, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, decreased 2% to $9,630,000 from $9,820,000 in 1998. The decline in these expenses reflects the closing of non-performing divisions and a decrease in administrative personnel. As a percentage of net sales, selling, general and administrative expenses have also decreased: 46% for 1999 versus 53% for 1998.

         Depreciation and amortization expense increased 290% to $1,577,000 in 1999 from $405,000 in 1998. This increase is due to the amortization of the licensed technology rights acquired in conjunction with Dexterity.

         Interest expense was $1,104,000 in 1999 and $331,000 in 1998, an increase of 234%. The increase is due to the accretion of the minimum royalty obligation, interest on the line of credit acquired in 1999 and interest on the note payable due to the former stockholders of Dexterity.

RESULTS OF OPERATIONS FOR YEAR ENDING DECEMBER 31, 1998

         For the year ended December 31, 1998, the Company reported a net loss applicable to common stock of $2,114,000 or $.30 per basic and diluted share. This compares with a net loss applicable to common stock of $2,997,000 or $.48 per basic and diluted share for the year ended December 31, 1997. The improvement in reported results for 1998 was primarily due to an increase in net sales and gross profit margins. Also, the Company is continually monitoring non-profitable divisions and non-performing assets. Accordingly, during 1998, the Company closed the Med-Service division, closed its Colorado office and sold the Osteoport(R) device. Furthermore, the Technologies division was closed March 15, 1999 at an approximate cost of $30,000, which was accrued in the fourth quarter of 1998. The net loss for the year ended December 31, 1998 included an approximate $411,000 gain on the sale of the Osteoport(R) device as previously discussed.

         Product sales increased 29% in 1998 as compared with 1997. Product sales were $17,325,000 for 1998 and $13,428,000 for 1997. These increases were due to continued sales growth throughout the Company within existing product lines and sales generated by the Dexterity(R) product line, which was added in March 1998.

         Commissions earned increased 28% in 1998 as compared with 1997. Commissions earned were $1,167,000 in 1998 and $909,000 in 1997. The increase in commissions earned reflected the continuing acquisition of new product representations and new sales territories within existing product lines.

         Gross profit from product sales was $7,011,000 in 1998 versus $4,727,000 in 1997. The corresponding gross profit margins were 40% in 1998 and 35% in 1997. The increase in margins was a result of the realization of the efficiencies incurred through expanding volumes and economies of scale. Also, marketing emphasis on higher margin products contributed to higher gross profit margins.

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

         Previously Reported.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this Item will be contained in the Company's Proxy Statement for 2000 Annual Meeting, which is incorporated herein by reference.

         See also "Executive Officers of the Registrant" under Part I, Item 1, herein.

ITEM 10. EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's Proxy Statement for 2000 Annual Meeting, which is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item will be contained in the Company's Proxy Statement for 2000 Annual Meeting, which is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's Proxy Statement for 2000 Annual Meeting, which is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
         Reports of Independent Auditors......................................................................  F-1

         Consolidated Balance Sheets at December 31, 1999 and 1998............................................  F-3

         Consolidated Statements of Operations for the years ended December 31, 1999 and 1998.................  F-5

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998.......  F-6

         Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998.................  F-7

         Notes to Consolidated Financial Statements...........................................................  F-8

2.       EXHIBIT INDEX

EXHIBIT
NUMBER            IDENTIFICATION OF EXHIBIT
-------           -------------------------
2.1               Plan of Merger and Acquisition Agreement dated June 30, 1997, among LifeQuest Medical, Inc.,
                  Klein Medical, Inc., Trimedica, Inc., and Mark Lovejoy. (incorporated by reference herein to Exhibit
                  2.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ending June 30, 1997).

2.2               Plan of Merger and Acquisition Agreement dated September 30, 1997, among LifeQuest Medical,
                  Inc., Val-U-Med, Inc., W. H. Bookwalter & Associates, Inc., and the shareholders of W. H.
                  Bookwalter & Associates, Inc. (incorporated by reference herein to Exhibit 21.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ending September 30, 1997).

2.3               Plan of Merger and Acquisition Agreement dated October 7, 1997, among LifeQuest Medical, Inc.,
                  Klein Medical, Inc., Mishbucha, Inc. d/b/a Medex Surgical, Inc., Edward Kraus, and Robert Kraus
                  (incorporated by reference herein to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ending September 30, 1997).

2.4               Plan of Merger and Acquisition Agreement dated December 30, 1997, among LifeQuest Medical,
                  Inc., LifeQuest Endoscopic Technologies, Inc., Klein Medical, Inc. and Val-U-Med, Inc.

2.5               Plan of Merger and Acquisition Agreement dated December 18, 1998 between Dexterity Incorporated and the Company (incorporated by reference herein to Exhibit 2.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

2.6               Plan of Merger and Acquisition Agreement between the Company and Dexterity Incorporated dated
                  December 18, 1998 (incorporated by reference herein to Exhibit 2.1 to the Company's Quarterly
                  Report on Form 10-QSB filed May 14, 1999).

3.1               Restated Certificate of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

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

10.2              Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and
                  Randall K. Boatright (incorporated herein by reference to Exhibit 10.16 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1994).

10.3              1994 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.4              Non-Qualified Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and
                  Robert B. Johnson (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.5              Non-Qualified Stock Option Agreement dated March 2, 1995, between LifeQuest Medical, Inc. and
                  Jeffrey H. Berg, Ph.D. (incorporated herein by reference to Exhibit 10.22 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1994).

10.6              Employment Agreement dated December 27, 1996, between Val-U-Med Acquisition Co. and K.C.
                  Fadem (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form
                  8-K filed January 10, 1997).

10.7              Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc.
                  and K.C. Fadem (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 10, 1997).

10.8              Employment Agreement dated December 27, 1996, between Val-U-Med Acquisition Co. and Robert
                  Fadem (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form
                  8-K filed January 10, 1997).

10.9              Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc.
                  and Robert Fadem (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 10, 1997).

10.10             Lease Agreement dated April 28, 1997, between Interpark Jack Limited Partnership and LifeQuest
                  Medical, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10.11             Lease Agreement dated March 1, 1997, between Williams North Fulton Group and the Company
                  (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                  for the quarterly period ended June 30, 1997).

10.12             Employment Agreement dated September 30, 1997, between William H. Bookwalter and the
                  Company (incorporated by reference herein to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

10.13             Distribution Agreement dated May 1, 1997 between LifeQuest Medical, Inc. and Origin MedSystems,
                  Inc. (incorporated by reference herein to Exhibit No. 10.27 to the Company's Annual Report on Form
                  10-KSB/A for the year ended December 31, 1997).

10.14             Employment Agreement dated April 1, 1998 between the Company and Randall K. Boatright
                  (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
                  June 30, 1998).

10.15             Subscription Agreement dated June 9, 1998 between the Company and Ana-Tech, L.L.C.
                  (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended
                  June 30, 1998).

10.16             Series A Cumulative Convertible Stock Purchase Agreement dated August 11, 1998, among the
                  Company, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance U.S. Growth &
                  Income Trust, PLC (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.17             Series A Cumulative Convertible Preferred Stock Purchase Agreement dated August 11, 1998, among the
                  Company, Richard A. Woodfield and R. Michael Yates (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.18             Series B Convertible Stock Purchase Agreement dated November 19, 1998, among the Company,
                  Renaissance Capital Growth & Income Trust Fund III, Inc. and Renaissance U.S. Growth & Income
                  Trust, PLC.  (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on
                  Form 10-KSB for the year ended December 31, 1998).

10.19             Amended Employment Agreement between the Company and Richard A. Woodfield dated December
                  15, 1998.  (incorporated by reference herein to Exhibit 10.19 to the Company's Annual Report on
                  Form 10-KSB for the year ended December 31, 1998).

10.20             Amended Stock Option Agreement between the Company and Richard A. Woodfield dated December
                  15, 1998.  (incorporated by reference herein to Exhibit 10.20 to the Company's Annual Report on
                  Form 10-KSB for the year ended December 31, 1998).

10.21             Series B Convertible Preferred Stock Purchase agreement dated January 21,  1999  between the
                  Company and Richard A. Woodfield (incorporated by reference herein to Exhibit 10.1 to the
                  Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

10.22             Consulting Agreement between the Company and Christopher Black dated March 18, 1999
                  (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-
                  QSB filed May 14, 1999).

10.23             Royalty Agreement among the Company and TFX Equities Incorporated dated March 18, 1999
                  (incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-
                  QSB filed May 14, 1999).

10.24             Registration Rights Agreement among the Company and Dexterity Stockholders dated March 18,
                  1999 (incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form
                  10-QSB filed May 14, 1999.

22                Subsidiaries

                                                                      Name Under Which
               Name                     State of Incorporation         Doing Business
               ---------------------------------------------------------------------------
               ValQuest Medical, Inc.        Nevada                  ValQuest Medical, Inc.

23.1*          Consent of Arthur Andersen LLP

23.2*          Consent of Ernst & Young LLP

27.1*          Financial Data Schedule for year ended December 31, 1999

27.2*          Financial Data Schedule Restated for year ended December 31, 1998

*   Filed herewith

(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DEXTERITY SURGICAL, INC.


April 10, 2000                        By         /s/ Richard A. Woodfield
                                           -------------------------------------
                                                    Richard A. Woodfield
                                           President and Chief Executive Officer

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


SIGNATURE                                               TITLE                                        DATE
---------                                               -----                                        ----
/s/ Richard A. Woodfield                     President, Chief Executive Officer                  April 10, 2000
---------------------------------------      and Director (Principal Executive
Richard A. Woodfield                         Officer)

/s/ Randall K. Boatright                     Executive Vice President, Chief                     April 10, 2000
---------------------------------------      Financial Officer and Director
Randall K. Boatright                         (Principal Financial and
                                             Accounting Officer)

/s/ Robert B. Johnson                        Director                                            April 10, 2000
---------------------------------------
Robert B. Johnson

/s/ K.C. Fadem                               Director                                            April 10, 2000
---------------------------------------
K.C. Fadem

/s/ Jeffrey H. Berg, Ph.D.                   Director                                            April 10, 2000
---------------------------------------
Jeffrey H. Berg, Ph.D.

/s/ Robert L. Evans                          Director                                            April 10, 2000
---------------------------------------
Robert L. Evans

/s/ William H. Bookwalter                    Director                                            April 10, 2000
---------------------------------------
William H. Bookwalter

/s/Robert Pearson                            Director                                            April 10, 2000
---------------------------------------
Robert Pearson

/s/ Christopher K. Black                     Director                                            April 10, 2000
---------------------------------------
Christopher K. Black

/s/ John J. Sickler                          Director                                            April 10, 2000
---------------------------------------
John J. Sickler

                                          DEXTERITY SURGICAL, INC.,
                                          AND SUBSIDIARIES
                                          (FORMERLY LIFEQUEST MEDICAL, INC.)

                                          Consolidated Financial Statements

                                          Years Ended December 31, 1999 and 1998
                                          with Reports of Independent Auditors

                         Report of Independent Auditors



Board of Directors and Stockholders
Dexterity Surgical, Inc.

We have audited the accompanying consolidated balance sheet of Dexterity Surgical, Inc. (the Company), formerly LifeQuest Medical, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dexterity Surgical, Inc., and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                   /s/ ERNST & YOUNG, LLP



San Antonio, Texas
March 28, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Dexterity Surgical, Inc.:

We have audited the accompanying consolidated balance sheet of Dexterity Surgical, Inc., formerly LifeQuest Medical, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dexterity Surgical, Inc., and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the consolidated financial statements, in 1999, the Company changed its method of reporting an investment.


                                          /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
March 18, 1999

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

                           Consolidated Balance Sheets


                                                                DECEMBER 31
                                                            1999          1998
                                                        -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                            $   113,384   $ 1,644,535
   Short-term investments                                      --         983,714
   Accounts receivable (net of allowance for doubtful
     accounts of $105,000 and $219,829
     in 1999 and 1998, respectively)                      2,865,824     2,786,909
   Accounts receivable from related parties                  41,066        56,619
   Inventories, net                                       2,315,875     1,482,899
   Prepaid and other assets                                 120,006        49,715
                                                        -----------   -----------
Total current assets                                      5,456,155     7,004,391

Property, plant, and equipment                            1,324,699     1,604,043
Less accumulated depreciation                               677,525     1,051,117
                                                        -----------   -----------
Net property, plant, and equipment                          647,174       552,926


Deferred finance charges                                    290,326       155,139

Investments                                               1,202,500     2,062,500


Intangible assets:
   Licensed technology rights and other, less
     accumulated amortization of $1,138,798 in
     1999                                                17,030,212       680,912
   Goodwill, net, less accumulated amortization of
     $629,738 and $420,326 in 1999 and 1998,
     respectively                                         1,464,406     1,673,818
                                                        -----------   -----------
Net intangible assets                                    18,494,618     2,354,730
                                                        -----------   -----------

Total assets                                            $26,090,773   $12,129,686
                                                        ===========   ===========

                                                                 DECEMBER 31
                                                            1999             1998
                                                        ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  2,847,579    $  2,633,032
   Accrued liabilities                                       782,359         645,605
   Current portion of long-term obligations                2,569,378         116,310
                                                        ------------    ------------
Total current liabilities                                  6,199,316       3,394,947

Minority interest                                            106,544         106,544

Long-term notes payable                                    1,000,000            --
Convertible debentures                                     2,970,000       3,000,000
Royalty obligation                                         5,432,382            --

Commitments and contingencies (Note 8)

Stockholders' equity:
   Preferred stock, $.001 par value; 2,000,000 shares
     authorized; 2,195 (1999) and 2,170 (1998) shares
     issued and outstanding                                        2               2
   Common stock, $.001 par value; 50,000,000
     shares authorized; 10,212,742 (1999) and
     7,212,742 (1998) shares issued and
     outstanding                                              10,213           7,213
   Additional paid-in capital                             30,742,313      25,095,313
   Warrants                                                2,370,900            --
   Deferred compensation                                        --            (6,857)
   Accumulated deficit                                   (22,740,897)    (19,467,476)
                                                        ------------    ------------
Total stockholders' equity                                10,382,531       5,628,195
                                                        ------------    ------------

Total liabilities and stockholders' equity              $ 26,090,773    $ 12,129,686
                                                        ============    ============




See accompanying notes.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

                      Consolidated Statements of Operations


                                                      YEAR ENDED DECEMBER 31
                                                        1999            1998
                                                   ------------    ------------
Net sales:
   Product sales                                   $ 20,347,188    $ 17,325,096
   Commissions earned                                   665,362       1,166,945
                                                   ------------    ------------
                                                     21,012,550      18,492,041

Cost and expenses:
   Cost of sales                                     11,814,270      10,313,931
   Research and development                              69,755            --
   Selling, general, and administrative               9,630,401       9,819,634
   Depreciation and amortization                      1,577,091         404,881
                                                   ------------    ------------
                                                     23,091,517      20,538,446
                                                   ------------    ------------
Loss from operations                                 (2,078,967)     (2,046,405)

Other income (expense):
   Interest expense                                  (1,104,471)       (330,620)
   Gain on sale of assets, net                           61,878         389,503
   Investment and other income                           53,619          56,374
   Loss on investment in affiliate                      (30,000)       (140,000)
                                                   ------------    ------------
Net loss before minority interest                    (3,097,941)     (2,071,148)

Minority interest in net loss of consolidated
   subsidiary                                              --             2,258
                                                   ------------    ------------
Net loss                                             (3,097,941)     (2,068,890)

Less: dividend requirement on cumulative
   convertible preferred stock                          175,480          45,548
                                                   ------------    ------------

Net loss applicable to common stock                $ (3,273,421)   $ (2,114,438)
                                                   ============    ============

Basic and diluted loss per share of common
   stock                                           $       (.34)   $       (.30)
                                                   ============    ============

Weighted average shares outstanding used in
   computing basic and diluted loss per share
   of common stock                                    9,571,075       6,989,951
                                                   ============    ============



See accompanying notes.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

                 Consolidated Statements of Stockholders' Equity


                                     PREFERRED STOCK               COMMON STOCK
                               ----------------------------------------------------------
                                 SHARES ISSUED              SHARES ISSUED                   ADDITIONAL
                                      AND        $.001 PAR AND OUTSTANDING   $.001 PAR       PAID-IN
                                  OUTSTANDING      VALUE                       VALUE         CAPITAL
                               ---------------------------------------------------------------------------

Balance, December 31, 1997                 -       $   -         6,653,883    $  6,654    $   21,576,854
   Exercise of stock options               -           -           188,859         189           253,611
   Issuance of stock,
     Ana-Tech                              -           -           370,000         370         1,202,130
   Compensation expense                    -           -                 -           -                 -
   Sale of preferred stock             2,170           2                 -           -         2,169,998
   Preferred stock dividends               -           -                 -           -                 -
   Cancellation of stock
     options to consultant                 -           -                 -           -          (107,280)
   Net loss                                -           -                 -           -                 -
                                       -----       -----        ----------    --------    --------------
Balance, December 31, 1998             2,170           2         7,212,742       7,213        25,095,313
   Issuance of stock,
     Dexterity purchase                    -           -         3,000,000       3,000         5,622,000
   Issuance of warrants,
     Dexterity purchase                    -           -                 -           -                 -
   Compensation expense                    -           -                 -           -                 -
   Sale of preferred stock                25           -                 -           -            25,000
   Preferred stock dividends               -           -                 -           -                 -
   Warrants issued for services            -           -                 -           -                 -
   Net loss                                -           -                 -           -                 -
                                       -----       -----        ----------    --------    --------------

Balance, December 31, 1999             2,195       $   2        10,212,742    $ 10,213    $   30,742,313
                                       =====       =====        ==========    ========    ==============



                                      DEFERRED                        ACCUMULATED
                                    COMPENSATION      WARRANTS          DEFICIT           TOTAL
                                   --------------------------------------------------------------------

Balance, December 31, 1997             $  (40,055)  $           -    $  (17,353,038)   $   4,190,415
   Exercise of stock options                    -               -                 -          253,800
   Issuance of stock,
     Ana-Tech                                   -               -                 -        1,202,500
   Compensation expense                    33,198               -                 -           33,198
   Sale of preferred stock                      -               -                 -        2,170,000
   Preferred stock dividends                    -               -           (45,548)         (45,548)
   Cancellation of stock
     options to consultant                      -               -                 -         (107,280)
   Net loss                                     -               -        (2,068,890)      (2,068,890)
                                       ----------   ------------     --------------    -------------
Balance, December 31, 1998                 (6,857)              -       (19,467,476)       5,628,195
   Issuance of stock,
     Dexterity purchase                         -               -                 -        5,625,000
   Issuance of warrants,
     Dexterity purchase                         -       2,310,000                 -        2,310,000
   Compensation expense                     6,857               -                 -            6,857
   Sale of preferred stock                      -               -                 -           25,000
   Preferred stock dividends                    -               -          (175,480)        (175,480)
   Warrants issued for services                 -          60,900                 -           60,900
   Net loss                                     -               -        (3,097,941)      (3,097,941)
                                       ----------   ------------     --------------    -------------

Balance, December 31, 1999             $        -   $   2,370,900    $  (22,740,897)   $  10,382,531
                                       ==========   =============    ==============    =============



See accompanying notes.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

                      Consolidated Statements of Cash Flows

                                                            YEAR ENDED DECEMBER 31
                                                             1999           1998
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(3,097,941)   $(2,068,890)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                            228,882        194,341
     Amortization                                          1,348,209        210,540
     Accretion of royalty obligation                         550,134           --
     Amortization of deferred finance charges                 60,445         25,857
     Deferred compensation expense                             6,857         33,198
     Noncash consulting expense                                9,625           --
     (Gain) loss on disposal of fixed assets                 (61,878)        23,187
     Disposal of intangible asset                               --           11,066
     Loss on investment in affiliate                          30,000        140,000
     Minority interest in net loss of consolidated
       subsidiary                                               --           (2,258)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable, net       122,886       (494,674)
       (Increase) decrease in accounts receivable
         from related parties                                 15,553        (38,909)
       (Increase) decrease in inventories, net              (615,376)       262,624
       (Increase) decrease in prepaid and other
         assets                                              (30,266)        15,212
       Increase in accounts payable                          213,153         27,666
       Decrease in accrued liabilities                      (264,547)      (181,090)
                                                         -----------    -----------
Net cash used in operating activities                     (1,484,264)    (1,842,130)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment                 (154,125)      (133,703)
Proceeds on disposal of property, plant, and
  equipment
                                                             154,835           --
Additions to licensed technology rights and other            (40,126)      (153,639)
Acquisitions and investments, net of cash received        (2,016,030)    (1,000,000)
Purchases of short-term investments                             --       (1,111,160)
Sales of short-term investments                              983,714        291,085
Increase in interest receivable                                 --          (13,639)
                                                         -----------    -----------
Net cash used in investing activities                     (1,071,732)    (2,121,056)

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

                Consolidated Statements of Cash Flows (continued)


                                                              YEAR ENDED DECEMBER 31
                                                               1999           1998
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt                                 $  (116,310)   $    (6,838)
Net proceeds on line of credit                               1,822,452           --
Proceeds from issuance of preferred stock                       25,000      2,170,000
Payments for deferred finance charges                         (184,382)          --
Proceeds from exercise of stock options                           --          253,800
Payments on royalty obligation                                (346,435)          --
Payments of preferred stock dividends                         (175,480)       (45,548)
                                                           -----------    -----------
Net cash provided by financing activities                    1,024,845      2,371,414
                                                           -----------    -----------
Net decrease in cash and cash equivalents                   (1,531,151)    (1,591,772)

Cash and cash equivalents, beginning of year                 1,644,535      3,236,307
                                                           -----------    -----------

Cash and cash equivalents, end of year                     $   113,384    $ 1,644,535
                                                           ===========    ===========


Cash paid for interest during the year                     $   410,042    $   269,086

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES
Common stock issued in connection with
   acquisitions/investments
                                                           $ 5,625,000    $ 1,202,500
Fair value of warrants issued in connection with
   acquisitions                                              2,310,000           --
Present value of minimum royalty obligation
   assumed in acquisitions                                   5,945,609           --
Notes payable issued in connection with acquisitions         1,000,000           --
Liabilities assumed in connection with acquisitions            402,695           --
Fair value of warrants issued for professional services         60,900           --
Cancellation of options issued under consulting
   arrangements                                                   --          107,280
Note issued for distributorship                                   --          100,000
Note issued for purchase of property                              --           16,310


See accompanying notes.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


1.  ORGANIZATION AND DESCRIPTION OF THE COMPANY AND RISK FACTORS

Dexterity Surgical, Inc., a Delaware corporation (Dexterity or the Company), formerly LifeQuest Medical, Inc. (LifeQuest) (see Note 6), was incorporated on December 23, 1988, and commenced operations on January 1, 1989. The Company is engaged in the development, commercialization, and distribution of proprietary and nonproprietary medical devices. Effective January 1, 1998, the Company merged each of its wholly owned subsidiaries, LifeQuest Endoscopic Technologies, Inc. (LQET), Klein Medical, Inc. (Klein), and Value-U-Med, Inc. (Val-U-Med), into the Company. The Company owns 82% of ValQuest Medical, Inc. (Valquest). The accompanying consolidated financial statements include the accounts of Dexterity and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 1999, the Company had an accumulated deficit of approximately $22.7 million. During the years ended December 31, 1999 and 1998, the Company incurred net losses of approximately $3.1 million and $2.1 million, respectively. The Company's cumulative losses have been funded primarily through the Company's initial public offering of common stock, private sales of common stock and preferred stock, cash proceeds from the exercise of stock options, debt financing, and the sale of convertible debentures. As discussed in Note 9, the Company has obtained a waiver for and amendments to certain affirmative financial covenant requirements associated with its convertible debentures. The Company believes it will be in compliance with the amended covenants. The Company has also taken steps to improve its 2000 operating results and anticipated cash flows. Steps to improve operating results include reductions in selling, general, and administrative costs and increased sales of Dexterity products. Actions to improve anticipated cash flows include executing agreements with the debt and obligation holders allowing the Company to fund interest on the convertible debentures and Dexterity note and a portion of the royalty obligation with stock, in lieu of cash, during 2000. Based on current projections for 2000, management believes the Company's operating results for 2000 will generate sufficient working capital, along with available cash and available borrowings under a revolving line of credit, to sustain its operations throughout the year. However, there can be no assurances that the Company can achieve all of the planned operating improvements or that ultimately the projections of operating results will be achieved.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998


1.  ORGANIZATION AND DESCRIPTION OF THE COMPANY AND RISK FACTORS (CONTINUED)

The medical devices industry in which the Company competes is highly competitive and dominated by a relatively small number of competitors with financial and other resources much greater than those possessed by the Company. The Company's ability to achieve increases in sales or to sustain current sales levels depends in part on the ability of the Company's suppliers to provide products in the quantities the Company requires. While the Company has written distribution agreements with many of its suppliers, these agreements in certain instances provide for nonexclusive distribution rights and often include territorial restrictions that limit the geographical area in which the Company is permitted to distribute the products. The agreements are also generally short-term, are subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice. These, and other factors which are beyond the control of the Company, provide no assurances that the Company will be able to successfully compete in the medical devices market, and the failure to do so would have a material adverse effect on the Company's business, financial condition, and results of operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue when each of the following four criteria are met:
1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured.

Product sales are recognized upon the shipment of products to the customer. Commissions earned are recognized when customer orders are placed with product suppliers. Customers may return products in the event of product defect or inaccurate order fulfillment. The Company maintains an allowance for sales returns based upon a historical analysis of returns. Substantially all returns relate to inaccurate order fulfillment.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

SHORT-TERM INVESTMENTS

Short-term investments consisted solely of debt securities issued by the U.S. Treasury, with maturities from three to twelve months, which are held to maturity. These securities are reported at amortized cost. A portion of the investments were pledged as collateral.

INVENTORIES

Inventories consist of raw materials, work in process, and finished goods which are stated at the lower of cost (determined on an average-cost basis which approximates the first-in, first-out basis) or market.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

FIXED ASSETS AND DEPRECIATION

Fixed assets are recorded at cost less accumulated depreciation. Depreciation is provided utilizing the straight-line method over the estimated useful lives of the respective assets (three to seven years). Additions and improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are charged to expense as incurred. Upon sales or retirement of property and equipment, the related cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is recorded.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LICENSED TECHNOLOGY RIGHTS

Licensed technology rights are amortized upon the commencement of commercial sales of the underlying products. The carrying value of the licensed technology is periodically reviewed by the Company. The amortization periods range from 7 to 17 years. Impairments are recognized when the expected future operating cash flows derived from such licensed technology rights are less than their carrying value. The Company believes that no impairment of long-lived assets exist at December 31, 1999.

GOODWILL

The Company records the assets and liabilities of businesses acquired at fair value as of the purchase date. The excess of the purchase price over the net tangible and intangible assets acquired is recorded as goodwill and is being amortized over 10 years.

SEGMENT DISCLOSURE

In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position. Furthermore, the statement did not affect disclosure of segment information as the Company operates in one business segment.

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

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expense was approximately $107,000 and $41,000 in 1999 and 1998, respectively.

NET LOSS PER SHARE

Basic earnings per share (EPS) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the years ended December 31, 1999 and 1998, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents, which consist of options, warrants, and convertible debt and equity securities, are antidilutive in loss periods. The average market price per share of the Company's common stock for the years ended December 31, 1999 and 1998, was $1.52 and $2.76, respectively.

3.  CONCENTRATION OF RISK

CREDIT RISK

The Company's accounts receivable are from various hospitals, clinics, and practicing surgeons. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers composing the Company's customer base. Ongoing credit evaluations of customers' financial conditions are performed, and generally, no collateral is required. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

CUSTOMERS

No single customer accounted for more than 10% of consolidated sales during the years ended December 31, 1999 and 1998.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



3.  CONCENTRATION OF RISK (CONTINUED)

SUPPLIERS

The Company had one supplier that accounted for 47% and 57% of purchases for the years ended December 31, 1999 and 1998, respectively. Subsequent to December 31, 1999, the supplier terminated its distribution agreement with the Company (see
Note 15).

4.  INVENTORIES

Inventories at December 31 are summarized as follows:

                      1999           1998
                  -----------    -----------

Raw materials     $    34,284    $    29,250
Work in process       338,048        431,986
Finished goods      2,185,025      1,186,279
Allowances           (241,482)      (164,616)
                  -----------    -----------

                  $ 2,315,875    $ 1,482,899
                  ===========    ===========

5.  INVESTMENTS

In December 1997, the Company entered into an agreement to acquire approximately 19% of the stock of Dexterity Incorporated (DI), formerly TFX Holding Co., for $1,000,000, which was paid in January 1998. DI, an affiliate of Teleflex, Inc., was a newly formed entity, and the Company began distribution of DI's minimally invasive surgical devices, the Dexterity(R) Pneumo Sleeve(R) and Dexterity(R) Protractor(R), during 1998. As discussed in Note 6, the Company entered into an agreement in December 1998 to acquire the remaining DI stock it did not currently own, and completed the merger on March 18, 1999. Prior to the March 18, 1999 merger with DI, the Company's 19.2% investment in DI had been accounted for using the cost method. See Note 6 for a discussion of the effect on the consolidated financial statements.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



5.  INVESTMENTS (CONTINUED)

In June 1998, the Company issued 370,000 shares of common stock at a per-share price of $3.25 with an aggregate value of $1,202,500 in exchange for approximately 4% of the ownership interests of Ana-Tech, L.L.C. (Ana-Tech), pursuant to a subscription agreement dated June 9, 1998. At the same time, Ana-Tech sold ownership interests for cash to third parties at the same unit price. The Company accounts for the investment in Ana-Tech using the cost method of accounting. The Company also has entered into an Assignment Agreement dated June 30, 1998, with Ana-Tech, pursuant to which the Company assigned all of its rights, duties, and obligations under its Osteoport(R) device patent license agreement. As consideration for such assignment, the Company received $600,000 in cash and will receive a 5% royalty on future gross sales of the Osteoport(R) device. The assignment resulted in a net gain of $411,000 for financial reporting purposes.

6.  MERGER

On March 18, 1999, the Company's stockholders approved the merger between the Company and DI. Contemporaneously with the merger, the Company changed its name to Dexterity Surgical, Inc. The Company accounted for this business combination as a purchase. The consideration given to the selling stockholders by the Company for the DI stock it did not previously own consisted of an aggregate of:

     (a)  $1.5 million cash.

     (b) Three million shares of the Company's common stock valued at approximately $5.6 million.

     (c) Warrants to purchase 1.5 million shares of the Company's common stock valued at approximately $2.3 million.

     (d)  $1 million in promissory notes bearing interest at 12 percent.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



6.  MERGER (CONTINUED)

     (e) A royalty to be paid to the selling stockholders in an amount equal to 15 percent of all sales of DI products for a period of seven years. The royalty is subject to minimum payments which aggregate approximately $9.7 million over the seven-year royalty period, with a net present value, discounted at 12 percent, of approximately $5.95 million.

The 1998 financial statements have been restated to account for the Company's original investment in DI under the equity method, as appropriate for a step-acquisition. This investment was previously accounted for using the cost method. The result of this restatement was a decrease in "Investments" and an increase in "Accumulated deficit" at December 31, 1998, of $140,000, as well as an increase in net loss for the year ended December 31, 1998 of $140,000. The effect of the restatement on earnings per share for the year ended December 31, 1998, was a decrease in basic and diluted earnings per share of approximately $.02.

The Company's balance sheet as of December 31, 1999 reflects the net assets and liabilities of DI on a fully consolidated basis. The results of operations for the year ended December 31, 1999, include the operations of DI from March 18, 1999.

Unaudited pro forma consolidated results of operations, assuming the DI merger had occurred at January 1, 1998, would have been as follows:

                                           PRO FORMA (UNAUDITED)
                                           YEAR ENDED DECEMBER 31
                                           1999            1998
                                      ------------    ------------
Net sales                             $ 21,032,633    $ 18,578,616

Net loss                                (3,794,372)     (4,832,159)

Basic and diluted loss per share of
  common stock
                                              (.39)           (.49)

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



6.  MERGER (CONTINUED)

The foregoing pro forma information is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the DI merger occurred at the beginning of 1998, nor is it indicative of future results of operations.

7.  FEDERAL INCOME TAXES

As of December 31, 1999, the Company had net operating loss (NOL) carryforwards of approximately $15,703,000 for federal income tax purposes that are available to reduce future taxable income and will expire in 2006 through 2018 if not utilized. For federal income tax purposes, the Company has deferred, for future amortization, certain acquisition and research and development costs in the amount of $1,292,000. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when associated commercial operations commence. The Company received Internal Revenue Service (IRS) approval of its request for a change of tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years. The Company also has research and development credit carryforwards that are available to offset future income taxes and expire in 2005 through 2010.

The tax effects of significant temporary differences representing income tax assets at December 31, 1999 and 1998, are as follows:

                                                    1999           1998
                                                -----------    -----------
Capitalized research and development and
 acquisition costs                              $   439,000    $   439,000
Royalty obligation                                   12,548           --
Depreciation                                         29,960         15,000
Accruals                                            158,093        171,000
Reserves not deductible for tax                     131,442        141,000
Research and development credit carryforwards       560,920        552,000
Tax loss carryforwards                            5,338,990      5,073,000
                                                -----------    -----------
Net deferred tax assets                           6,670,953      6,391,000
Deferred tax valuation reserve                   (6,670,953)    (6,391,000)
                                                -----------    -----------

Net deferred tax assets                         $      --      $      --
                                                ===========    ===========

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



7.  FEDERAL INCOME TAXES (CONTINUED)

As there is no assurance of future income, a 100% valuation reserve in 1999 and 1998 has been established against the Company's net deferred tax assets. The Company will continue to evaluate the necessity for such valuation reserve in the future.

The Company's ability to use its NOL carryforwards to offset future taxable income is subject to restrictions enacted in the U.S. Internal Revenue Code of 1986 as amended (the Code). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes, the Company's existing NOL carryforwards are subject to limitation and may become further limited by future ownership changes. Additionally, because United States tax laws limit the time during which NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of its NOL and tax credits for federal income tax purposes.

8.  LEASE OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

OPERATING LEASES

The Company leases office space under noncancelable operating leases expiring in 2002. Rentals are subject to escalation for increases in property taxes, insurance, and various other expenses. Future minimum rental payments of the Company under existing and pending operating lease agreements at December 31, 1999, are as follows:

          2000           $219,792
          2001            215,902
          2002             57,685
                         --------
                         $493,379
                         ========

Rent expense totaled approximately $333,000 and $290,000 for the years ended December 31, 1999 and 1998, respectively.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



8.  LEASE OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES (CONTINUED)

EMPLOYMENT AGREEMENTS

As of December 31, 1999, the Company had entered into various employment agreements that provide for compensation for future services. Future payments under the employee agreements are as follows:

                   2000           $410,000
                   2001            215,000
                   2002             73,000

Certain of the Company's employees have an opportunity to earn bonuses based upon the achievement of specified performance criteria.

CONTINGENCIES

In June 1998, a case was filed in the State Court of Fulton County, Georgia, alleging that the Company breached a distribution agreement with the plaintiff. The plaintiff, Endo-Tech Ltd., Inc., asserted damages of approximately $400,000, plus unspecified "consequential" damages. The Company contested the plaintiff's claims. The Company filed a counterclaim against the plaintiff and removed the case to the United States District Court for the Northern District of Georgia, Atlanta Division. In November 1998, the plaintiff and the Company dropped their claims against each other and entered into a compromise and settlement agreement, whereby each party released the other from any and all claims that were or could have been asserted under the distribution agreement, and covenanted not to sue each other with respect to all claims released.

The Company is also a party to claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company's financial statements. However, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision, and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the interim period in which such resolution occurred.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



9.  DEBT AND OTHER OBLIGATIONS

The carrying amount of the Company's debt approximates the fair value of the debt. This determination is based on management's estimate of the fair value at which such instruments could be sold or obtained in a third-party transaction.

                                                           DECEMBER 31
                                                       1999          1998
                                                   -----------   -----------

Note payable - distributorship agreement (1)       $      --     $   100,000
Vehicle note (2)                                          --          16,310
Dexterity notes (3)                                  1,000,000          --
Line of credit (4)                                   1,822,452          --
Royalty obligation (5)                               6,149,308          --
Convertible debentures (6)                           3,000,000     3,000,000
                                                   -----------   -----------
                                                    11,971,760     3,116,310
Less current portion                                 2,569,378       116,310
                                                   -----------   -----------

Total long-term obligations                        $ 9,402,382   $ 3,000,000
                                                   ===========   ===========

Debt outstanding as of December 31, 1998:

     (1) Unsecured note payable for a distributorship agreement, bearing interest at 6%, principal and interest due monthly, matured and paid in 1999.

     (2) Secured note payable for a vehicle loan, bearing interest at 9%, principal and interest due monthly, matured and paid in 1999.

Debt outstanding as of December 31, 1999:

     (3) Unsecured notes payable related to Dexterity acquisition, bearing interest at 12%, interest due quarterly, maturing in 2001. In February 2000, the Company and the lender amended the notes to allow interest for the period January 1, 2000 through December 31, 2000 to be paid in shares of common stock at a per share price of $1.00.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



9.  DEBT AND OTHER OBLIGATIONS (CONTINUED)

     (4) Revolving line of credit, due April 2003, secured by accounts receivable, inventories, and intangible assets, bearing interest at prime rate plus 1.5% or 10% at December 31, 1999. The line of credit has a maximum of $5 million, and $955,000 million was available at December 31, 1999. The balance at December 31, 1999, was $1,822,452 and is classified as current. Lender draws on daily accounts receivable cash receipts to pay on the note.

     (5) Royalty obligation related to Dexterity acquisition, subject to annual minimum payments over a period of seven years, discounted at 12%. The minimum payments aggregate approximately $9.7 million over the seven-year royalty period.

          Subsequent to December 31, 1999, the Company and holders of the royalty obligation agreed to an amendment to the royalty agreement whereby a portion of the royalties due for the period January 1, 2000 through December 31, 2000 would be paid in shares of common stock at a per share price of $1.00. The amount to be paid in stock approximates $400,000. Royalty obligations are due as follows at December 31, 1999:

               2000                                $  731,180
               2001                                 1,187,302
               2002                                 1,661,379
               2003                                 1,779,401
               2004                                 1,779,401
               Thereafter                           2,224,251
                                                   ----------
               Gross minimum royalty obligation     9,362,914
               Less amount representing interest    3,213,606
                                                   ----------
               Discounted royalty obligation        6,149,308
               Current portion                        716,926
                                                   ----------

               Long-term royalty obligation        $5,432,382
                                                   ==========


     (6) In December 1997, the Company sold 250,000 shares of common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance), in a private placement for aggregate proceeds of $1,000,000, and placed $3,000,000 in 9% Convertible

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



9.  DEBT AND OTHER OBLIGATIONS (CONTINUED)

     Debentures (Debentures) with Renaissance. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed, or converted, monthly principal payments commencing in December 2000 of $10 per $1,000 of the then-remaining principal amount. The remaining principal balance will mature in December 2004.

     The Debentures are convertible into shares of the Company's common stock, in whole or in part, at any time at the option of the holder. At December 31, 1999, the Debentures were convertible at a price of $1.60 per share of common stock. The Debentures are currently convertible at a price of $1.00 per share of common stock, or 3,000,000 shares, based on an amendment to the Debentures subsequent to December 31, 1999. The conversion price is subject to downward revision if the Company sells shares of its common stock, or securities convertible into shares of its common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures.

     The Debentures require the Company to comply with certain financial covenants. In anticipation of potential covenant violations, the Company and Renaissance agreed in December 1999 to amend the covenants. As a result at December 31, 1999, the Company was in compliance with the amended covenants.

     Effective March 24, 2000, Renaissance agreed to waive the Interest Earned Ratio and Debt Coverage Ratio covenants through March 31, 2000 and amend the Debt to Net Worth Ratio, Interest Earned Ratio and Current Ratio.

     The Debentures require the Company to comply with the following financial covenants, as amended: (i) a Debt-to-Net Worth Ratio of no greater than .95:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .70:1.

     Additionally, the amendment allowed for interest on the Debentures to be paid in shares of common stock at a per share price of $1.00 for the period February 1, 2000 through January 31, 2001.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



9.  DEBT AND OTHER OBLIGATIONS (CONTINUED)

         The obligation is due as follows:

              2000                              $       30,000
              2001                                     335,000
              2002                                     300,000
              2003                                     265,000
              2004                                   2,070,000
                                                --------------

              Total                             $    3,000,000
                                                ==============


10.  PREFERRED STOCK PLACEMENTS

In January 1999, pursuant to the terms of a private placement, the Company issued to an officer and director of the Company 25 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value (Series B Preferred Stock), for proceeds of $25,000.

In November 1998, pursuant to a private placement, the Company issued to two affiliates of Renaissance an aggregate of 1,000 shares of Series B Preferred Stock for aggregate proceeds of $1,000,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. At December 31, 1999, the Series B Preferred Stock was convertible into shares of common stock at a conversion price of $1.60 per share. The Series B Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.00 per share, for an aggregate of 1,025,000 shares of common stock. The conversion price for the Series B Preferred Stock is subject to further downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.00. The holders of Series B Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



10.  PREFERRED STOCK PLACEMENTS (CONTINUED)

dividends payable on the Series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of Series A Cumulative Convertible Preferred Stock, $.001 par value (Series A Preferred Stock), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. At December 31, 1999, the Series A Preferred Stock was convertible into shares of common stock at a conversion price of $1.60 per share. The Series A Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.00 per share, for an aggregate of 1,170,000 shares of common stock. The conversion price for the Series A Preferred Stock is subject to further downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.00. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



11.  EARNINGS PER SHARE

The following table sets forth the reconciliation from basic to diluted weighted average shares of common stock outstanding and the calculation of net loss per share of common stock:

                                                     YEAR ENDED DECEMBER 31
                                                     1999           1998
                                                 -----------    -----------

Computation of basic loss per share:
  Net loss                                       $(3,097,941)   $(2,068,890)
  Preferred stock dividends                         (175,480)       (45,548)
                                                 -----------    -----------

Net loss applicable to common stockholders       $(3,273,421)   $(2,114,438)
                                                 ===========    ===========

Weighted average shares of common stock
  outstanding used for computation                 9,571,075      6,989,951
                                                 ===========    ===========

Basic loss per share of common stock             $      (.34)   $      (.30)
                                                 ===========    ===========

Computation of diluted loss per share:
  Net loss                                       $(3,097,941)   $(2,068,890)
  Interest on convertible debentures                 270,000        270,000
                                                 -----------    -----------

Net loss used for computation                    $(2,827,941)   $(1,798,890)
                                                 ===========    ===========

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



11.  EARNINGS PER SHARE (CONTINUED)

                                                             YEAR ENDED DECEMBER 31
                                                              1999           1998
                                                          -----------    -----------

Weighted average shares of common stock
 outstanding                                                9,571,075      6,989,951

Weighted average incremental shares
  outstanding upon assumed conversion of
  options and dilutive securities                               5,281        112,592

Weighted average incremental shares
  outstanding upon assumed conversion of
  convertible debentures and preferred stock                3,245,964      1,943,795
                                                          -----------    -----------

Weighted average shares of common stock and common
  stock equivalents outstanding used
  for computation                                          12,822,320      9,046,338
                                                          ===========    ===========

Diluted loss per common share and common share
  equivalents (a)                                         $      (.22)   $      (.20)
                                                          ===========    ===========

(a) This calculation is submitted in accordance with Item 601(b)(11) of Regulation SB. As the calculation is antidilutive in loss periods, diluted loss per common share equals basic loss per common share.

12.  STOCK OPTIONS AND WARRANTS

Stock Options

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), defines a fair value-based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value-based method, compensation cost is measured at the grant date based on the

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



12.  STOCK OPTIONS AND WARRANTS (CONTINUED)

value of the award and is recognized over the service period of the award, which is usually the vesting period. However, SFAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). The Company has adopted SFAS 123 effective January 1, 1996, and has elected to remain with the accounting prescribed by APB 25. The Company has made the required disclosures prescribed by SFAS 123.

In December 1989, the Company adopted a stock option plan (the 1989 Plan). Under the 1989 Plan, the Company may grant incentive and nonstatutory stock options to employees, directors, and consultants of the Company. The maximum number of shares available for grant under the 1989 Plan, as amended in 1993, is 685,000. Unexercised options expire 10 years from the date of grant.

In August 1994, ValQuest adopted the 1994 Stock Option Plan (the 1994 Plan). Under the 1994 Plan, ValQuest may grant incentive and nonstatutory stock options to employees, directors, and consultants of ValQuest. The maximum number of shares of ValQuest common stock available for grant under the 1994 Plan is 250,000. Stock options under the 1989 Plan and the 1994 Plan become exercisable pursuant to the individual written agreements between the Company and ValQuest, respectively, and the participants. Unexercised options expire 10 years from the date of grant for the 1994 Plan. At December 31, 1999, 48,000 of the options outstanding and exercisable are exercisable into the common stock of ValQuest.

In May 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (NEDSOP). Under NEDSOP, the Company may grant stock options to nonemployee directors of the Company. The maximum number of shares available for grant under NEDSOP is 400,000. The NEDSOP options vest in 25% increments on each succeeding anniversary of the grant date, with unexercised options expiring on the 10th anniversary of the date they vest. Under the three plans, the option exercise price must be at least equal to the stock's market price on the date of grant.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



12.  STOCK OPTIONS AND WARRANTS (CONTINUED)

Pursuant to certain agreements entered into in May 1990, the Company granted to three consultants, in January 1993, nonqualified stock options to purchase in the aggregate up to 21,141 shares of common stock at an exercise price of $.001 per share. The options, which expire in January 2003, were granted outside any option plan and vested in 1994. Options to purchase 14,094 shares have been exercised to date, and 5,285 options are currently exercisable.

In 1996, the Company granted four employee directors nonqualified options to purchase in the aggregate up to 380,000 shares of common stock at an exercise price equal to the stock's market price on the date of grant. The options were granted outside any option plan, vest over three years based on continued employment, and expire 10 years from the grant date. During 1997, one employee terminated employment with the Company, and 185,000 unvested options were forfeited. During 1998, one employee terminated employment with the Company, and 20,000 unvested options were forfeited. There are 160,000 options currently exercisable.

During 1997, the Company granted certain employees 304,700 options to purchase shares of common stock at exercise prices ranging from $3.00 to $5.03 per share. The options were granted outside any option plan and vest over time periods ranging from three to four years.

During 1998, the Company granted a certain employee 250,000 options to purchase shares of common stock at an exercise price of $4.00 per share. In December 1998, this option grant was canceled, and the employee was granted 350,000 options to purchase shares of common stock at an exercise price of $2.00 per share. These options were granted outside any option plan and vest in equal increments over four years commencing in May 1999. As of December 31, 1999, there were 350,000 options outstanding under this option grant with 87,500 exercisable.

During 1999, the Company granted various employees 517,000 options to purchase shares of common stock at exercise prices ranging from $1.00 to $1.88 per share. These options were granted under the 1989 Plan.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



12.  STOCK OPTIONS AND WARRANTS (CONTINUED)

Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net loss applicable to common stock and net loss per share would have been changed to the following pro forma amounts at December 31:

                                                       1999           1998
                                                   ------------  -------------
     Net loss applicable to:
       Common stock                  As reported   $ (3,273,421) $  (2,114,438)
                                     Pro forma       (4,030,188)    (2,873,996)

       Earnings per share            As reported   $       (.34) $        (.30)
                                     Pro forma             (.42)          (.41)


Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's stock options at December 31, 1999 and 1998, and changes during the years then ended is presented in the table and narrative below:

                                                1999                            1998
                                   ----------------------------   ----------------------------
                                                     WEIGHTED                      WEIGHTED
                                                     AVERAGE                        AVERAGE
                                                    EXERCISE                       EXERCISE
                                     SHARES         PRICE PER        SHARES        PRICE PER
                                     (000S)           SHARE          (000S)          SHARE
                                   ------------    ------------   ------------    ------------

Outstanding, beginning of year            1,176    $       2.93          1,086    $       2.81
  Granted                                   517            1.28            865            3.06
  Exercised                                --              --             (189)           1.34
  Canceled                                 (149)           3.43           (250)           2.00
  Forfeited                                --              --             (336)           2.97
                                   ------------    ------------   ------------    ------------
Outstanding, end of year                  1,544    $       2.33          1,176    $       2.93
                                   ============    ============   ============    ============

Options exercisable, end of year            582    $       2.90            370    $       2.96
                                   ============    ============   ============    ============
Weighted average fair value of
  options granted                                  $        .73                   $       1.88
                                   ============    ============   ============    ============

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



12.  STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the information about options outstanding at December 31, 1999:

                                              WEIGHTED AVERAGE              NUMBER
                                                REMAINING              EXERCISABLE AT
      EXERCISE PRICES          NUMBER        CONTRACTUAL LIFE           DECEMBER 31,
         PER SHARE          OUTSTANDING         (YEARS)                      1999
---------------------------------------------------------------------------------------------

         $    .001             5,285               3.04                     5,285
              .75             48,000               4.64                    48,000
             1.00            350,000               9.88                         -
             1.88            128,500               9.38                         -
             2.00            350,000               8.96                    87,500
             2.25             50,000               5.40                    50,000
             2.50             20,050               5.68                    17,650
             3.00            237,000               6.99                   198,500
             3.13             26,700               7.09                    13,350
             3.25            114,500               8.14                    25,750
             3.50              2,500               8.12                       625
             4.00             30,700               4.80                    30,700
             4.25             25,000               8.14                     6,250
             4.38            123,333               7.91                    65,833
             4.88             19,200               7.47                    19,200
             5.03             13,332               7.75                    13,332
                           ---------                                   ----------

                           1,544,100                                      581,975
                           =========                                   ==========

The fair value of each option grant is estimated on the date of grant using an option pricing model, which approximates the Black-Scholes option pricing model, for a stock that does not pay dividends with the following weighted average assumptions used for grants in 1999 and 1998: risk-free interest rates based on market rates at grant date, ranging from 4.4% to 6.0%; expected lives of 5 years and 10 years, respectively; and expected volatility of 61 percent and 77 percent, respectively.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



12.  STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants

At December 31, 1999, the Company has 1,697,500 warrants outstanding. No warrants were outstanding as of December 31, 1998. Each warrant, when exercised, is exchangeable for one share of the Company's common stock.

The following table summarizes the information about warrants outstanding at December 31, 1999:

         EXERCISE            NUMBER         NUMBER EXERCISABLE
           PRICE          OUTSTANDING        DECEMBER 31, 1999        EXPIRATION
----------------------------------------------------------------------------------

            $1.00          1,500,000                 -                March 2009
            $1.50             50,000                 -                *
            $2.00             22,500            22,500                December 2004
            $2.25             25,000            25,000                April 2004
            $3.00             50,000                 -                *
            $4.00             50,000                 -                *

  * These warrants are exercisable when the Company's stock trades at various minimum prices for 10 consecutive days. These warrants expire December 2002.

13.  RELATED PARTY TRANSACTIONS

During 1999 and 1998, the Company sold 25 shares and 20 shares, respectively, of preferred stock to an officer and director of the Company as further described in Note 10. During 1998, the Company acquired the rights to a distributorship agreement from a company affiliated with a former officer and director of the Company.

                   Dexterity Surgical, Inc., and Subsidiaries
                       (Formerly LifeQuest Medical, Inc.)

             Notes to Consolidated Financial Statements (continued)

                           December 31, 1999 and 1998



14.  IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and noninformation technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues with either its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

15.  SUBSEQUENT EVENTS

Subsequent to December 31, 1999, the United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, terminated its General Surgical Innovations, Inc. (GSI) distribution agreement with the Company related to balloon dissector, blunt tip trocar, and tacker products associated with minimally invasive hernia surgery. These products have accounted for approximately 50% of sales and 44% of gross profit of Dexterity since the effective date of the distribution agreement, which was May 1, 1999. The Company does not believe that U.S. Surgical has any right to cancel the agreement and is currently vigorously pursuing legal negotiations and remedies.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            IDENTIFICATION OF EXHIBIT
-------           -------------------------
2.1               Plan of Merger and Acquisition Agreement dated June 30, 1997, among LifeQuest Medical, Inc.,
                  Klein Medical, Inc., Trimedica, Inc., and Mark Lovejoy. (incorporated by reference herein to Exhibit
                  2.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ending June 30, 1997).

2.2               Plan of Merger and Acquisition Agreement dated September 30, 1997, among LifeQuest Medical,
                  Inc., Val-U-Med, Inc., W. H. Bookwalter & Associates, Inc., and the shareholders of W. H.
                  Bookwalter & Associates, Inc. (incorporated by reference herein to Exhibit 21.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ending September 30, 1997).

2.3               Plan of Merger and Acquisition Agreement dated October 7, 1997, among LifeQuest Medical, Inc.,
                  Klein Medical, Inc., Mishbucha, Inc. d/b/a Medex Surgical, Inc., Edward Kraus, and Robert Kraus
                  (incorporated by reference herein to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ending September 30, 1997).

2.4               Plan of Merger and Acquisition Agreement dated December 30, 1997, among LifeQuest Medical,
                  Inc., LifeQuest Endoscopic Technologies, Inc., Klein Medical, Inc. and Val-U-Med, Inc.

2.5               Plan of Merger and Acquisition Agreement dated December 18, 1998 between Dexterity Incorporated and the Company (incorporated by reference herein to Exhibit 2.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

2.6               Plan of Merger and Acquisition Agreement between the Company and Dexterity Incorporated dated
                  December 18, 1998 (incorporated by reference herein to Exhibit 2.1 to the Company's Quarterly
                  Report on Form 10-QSB filed May 14, 1999).

3.1               Restated Certificate of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

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

10.2              Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and
                  Randall K. Boatright (incorporated herein by reference to Exhibit 10.16 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1994).

10.3              1994 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.4              Non-Qualified Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and
                  Robert B. Johnson (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.5              Non-Qualified Stock Option Agreement dated March 2, 1995, between LifeQuest Medical, Inc. and
                  Jeffrey H. Berg, Ph.D. (incorporated herein by reference to Exhibit 10.22 to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1994).

10.6              Employment Agreement dated December 27, 1996, between Val-U-Med Acquisition Co. and K.C.
                  Fadem (incorporated by reference herein to Exhibit 10.1 to the Company's Current Report on Form
                  8-K filed January 10, 1997).

10.7              Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc.
                  and K.C. Fadem (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 10, 1997).

10.8              Employment Agreement dated December 27, 1996, between Val-U-Med Acquisition Co. and Robert
                  Fadem (incorporated by reference herein to Exhibit 10.3 to the Company's Current Report on Form
                  8-K filed January 10, 1997).

10.9              Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc.
                  and Robert Fadem (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 10, 1997).

10.10             Lease Agreement dated April 28, 1997, between Interpark Jack Limited Partnership and LifeQuest
                  Medical, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10.11             Lease Agreement dated March 1, 1997, between Williams North Fulton Group and the Company
                  (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                  for the quarterly period ended June 30, 1997).

10.12             Employment Agreement dated September 30, 1997, between William H. Bookwalter and the
                  Company (incorporated by reference herein to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

10.13             Distribution Agreement dated May 1, 1997 between LifeQuest Medical, Inc. and Origin MedSystems,
                  Inc. (incorporated by reference herein to Exhibit No. 10.27 to the Company's Annual Report on Form
                  10-KSB/A for the year ended December 31, 1997).

10.14             Employment Agreement dated April 1, 1998 between the Company and Randall K. Boatright
                  (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
                  June 30, 1998).

10.15             Subscription Agreement dated June 9, 1998 between the Company and Ana-Tech, L.L.C.
                  (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarter ended
                  June 30, 1998).

10.16             Series A Cumulative Convertible Stock Purchase Agreement dated August 11, 1998, among the
                  Company, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance U.S. Growth &
                  Income Trust, PLC (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.17             Series A Cumulative Convertible Preferred Stock Purchase Agreement dated August 11, 1998, among the
                  Company, Richard A. Woodfield and R. Michael Yates (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.18             Series B Convertible Stock Purchase Agreement dated November 19, 1998, among the Company,
                  Renaissance Capital Growth & Income Trust Fund III, Inc. and Renaissance U.S. Growth & Income
                  Trust, PLC.  (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on
                  Form 10-KSB for the year ended December 31, 1998).

10.19             Amended Employment Agreement between the Company and Richard A. Woodfield dated December
                  15, 1998.  (incorporated by reference herein to Exhibit 10.19 to the Company's Annual Report on
                  Form 10-KSB for the year ended December 31, 1998).

10.20             Amended Stock Option Agreement between the Company and Richard A. Woodfield dated December
                  15, 1998.  (incorporated by reference herein to Exhibit 10.20 to the Company's Annual Report on
                  Form 10-KSB for the year ended December 31, 1998).

10.21             Series B Convertible Preferred Stock Purchase agreement dated January 21,  1999  between the
                  Company and Richard A. Woodfield (incorporated by reference herein to Exhibit 10.1 to the
                  Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

10.22             Consulting Agreement between the Company and Christopher Black dated March 18, 1999
                  (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-
                  QSB filed May 14, 1999).

10.23             Royalty Agreement among the Company and TFX Equities Incorporated dated March 18, 1999
                  (incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-
                  QSB filed May 14, 1999).

10.24             Registration Rights Agreement among the Company and Dexterity Stockholders dated March 18,
                  1999 (incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form
                  10-QSB filed May 14, 1999.

22                Subsidiaries

                                                                      Name Under Which
               Name                     State of Incorporation         Doing Business
               ---------------------------------------------------------------------------
               ValQuest Medical, Inc.        Nevada                  ValQuest Medical, Inc.

23.1*          Consent of Arthur Andersen LLP

23.2*          Consent of Ernst & Young LLP

27.1*          Financial Data Schedule for year ended December 31, 1999

27.2*          Financial Data Schedule Restated for year ended December 31, 1998

*   Filed herewith