Form 10QSB
period 2000-03-31
DEXTERITY SURGICAL INC
filed 2000-05-12
CIK 860131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000


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

     On May 8, 2000, there were outstanding 11,096,492 shares of Common Stock, $.001 par value, of the registrant.

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX


                                                                                                              Page
                                                                                                              ----
PART I.           FINANCIAL INFORMATION

Item 1:           Consolidated Financial Statements - (Unaudited)

                  Consolidated Balance Sheets - March 31, 2000 and December 31, 1999                            3

                  Consolidated Statements of Operations - For the Three Months
                      Ended March 31, 2000 and 1999                                                             4

                  Consolidated Statements of Cash Flows - For the Three Months Ended
                      March 31, 2000 and 1999                                                                   5

                  Condensed Notes to Consolidated Financial Statements                                          6

Item 2:           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                 9



PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                            14

Item 2.           Changes in Securities                                                                        14

Item 3.           Defaults Upon Senior Securities                                                              14

Item 4.           Submission of Matters to a Vote of Security Holders                                          14

Item 5.           Other Information                                                                            14

Item 6.           Exhibits and Reports on Form 8-K                                                             14



SIGNATURES                                                                                                     15

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,       December 31,
                                 ASSETS                                               2000               1999
                                                                                 ------------       ------------
                                                                                  (Unaudited)
Current Assets:
     Cash and cash equivalents                                                   $    119,437       $    113,384
     Accounts receivable (net of allowance for doubtful accounts of
         $95,889 in 2000 and $105,000 in 1999)                                      1,150,230          2,865,824
     Accounts receivable from related party                                            38,250             41,066
     Inventories, net                                                               2,127,136          2,315,875
     Prepaid and other assets                                                         445,633            120,006
                                                                                 ------------       ------------
                  Total current assets                                              3,880,686          5,456,155
                                                                                 ------------       ------------

Property, Plant and Equipment, net                                                    601,422            647,174
Investments, at cost                                                                1,202,500          1,202,500
Deferred finance charges                                                              271,618            290,326
Intangible Assets:
     Licensed technology rights & other, net                                       16,644,465         17,030,212
     Goodwill, net                                                                  1,450,141          1,464,406
                                                                                 ------------       ------------
                  Total assets                                                   $ 24,050,832       $ 26,090,773
                                                                                 ============       ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                            $  2,487,577       $  2,847,579
     Accrued liabilities                                                              351,061            782,359
     Current portion of long-term obligations                                       1,580,612          2,569,378
                                                                                 ------------       ------------
                  Total current liabilities                                         4,419,250          6,199,316
Long-term notes payable                                                             1,000,000          1,000,000
Convertible Debentures                                                              2,881,788          2,970,000
Royalty Obligation                                                                  5,408,944          5,432,382
Minority Interest                                                                     106,544            106,544

Commitments and Contingencies (Note 6)
Stockholders' Equity:
     Preferred Stock, $.001 par value; 2,000,000 shares authorized;
         shares issued and outstanding:  2,045 (2000) and 2,195 (1999)                      2                  2
     Common stock, $.001 par value; 50,000,000 shares authorized;
         shares issued and outstanding: 11,096,492 (2000) and
         10,212,742 (1999)                                                             11,097             10,213
     Additional paid-in capital                                                    31,531,429         30,742,313
     Warrants                                                                       2,370,900          2,370,900
     Accumulated deficit                                                          (23,679,122)       (22,740,897)
                                                                                 ------------       ------------
                  Total stockholders' equity                                       10,234,306         10,382,531
                                                                                 ------------       ------------
                  Total liabilities and stockholders' equity                     $ 24,050,832       $ 26,090,773
                                                                                 ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        Three Months
                                                                       Ended March 31,
                                                             -------------------------------
                                                                 2000               1999
                                                             ------------       ------------
Net Sales                                                    $  2,579,860       $  5,926,193
                                                             ------------       ------------
Cost And Expenses:
     Cost of sales                                                999,687          3,453,521
     Research and development                                       4,765             30,868
     Selling, general and administrative                        1,630,227          2,561,904
     Depreciation and amortization                                491,039            102,153
                                                             ------------       ------------

                                                                3,125,718          6,148,446
                                                             ------------       ------------

Loss From Operations                                             (545,858)          (222,253)

Other Income (Expense):
     Gain (loss) on sale of assets                                     --             44,068
     Investment income                                              8,819             19,234
     Interest expense                                            (360,286)           (63,478)
     Loss on investment in affiliate                                   --            (30,000)
                                                             ------------       ------------

Net Loss                                                         (897,325)          (252,429)

Less dividend requirement on cumulative convertible
preferred stock                                                   (40,900)           (43,783)
                                                             ------------       ------------

Net loss applicable to common stock                          $   (938,225)      $   (296,212)
                                                             ============       ============

Basic and Diluted Loss Per Share of Common Stock             $       (.09)      $       (.04)
                                                             ============       ============


Weighted Average Shares Used In Computing Basic and
     Diluted Loss Per Share of Common Stock                    10,263,511          7,646,075
                                                             ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months
                                                                         Ended March 31,
                                                                  -----------------------------
                                                                      2000              1999
                                                                  -----------       -----------
Cash Flows From Operating Activities:
Net Loss                                                          $  (897,325)      $  (252,429)
Adjustments to reconcile net loss to net cash
    provided by operating activities -
       Depreciation and amortization                                  491,039           102,153
       Amortization of deferred finance charges                        18,708             6,464
       Accretion of royalty obligation                                183,378                --
       Noncash interest expense                                        75,000                --
       Deferred compensation                                               --             4,894
       Noncash consulting expense                                      10,875                --
       Gain on sale of fixed assets                                        --           (44,068)
       Loss on investment in affiliate                                     --             30,000
       Changes in operating assets and liabilities-
          Decrease (increase) in accounts receivable, net           1,715,594        (1,106,474)
          Decrease in accounts receivable from related party            2,816               131
          Decrease (increase) in inventories, net                     188,739        (1,098,788)
          Increase in prepaid and other assets                        (21,500)          (39,898)
          Increase (decrease) in accounts payable                    (360,002)        3,377,646
          Decrease in accrued expenses                               (431,298)          (52,706)
                                                                  -----------       -----------

        Net cash provided by operating activities                     976,024           926,925
                                                                  -----------       -----------

Cash Flows From Investing Activities:
    Additions to property and equipment                                (7,189)          (53,435)
    Investment redemptions                                                 --           983,714
    Acquisitions                                                           --        (1,751,862)
                                                                  -----------       -----------

Net cash used in investing activities                                  (7,189)         (821,583)
                                                                  -----------       -----------

Cash Flows From Financing Activities:
    Dividends paid to preferred stockholders                          (40,900)          (43,783)
    Payments on debt - net                                           (824,231)          (56,310)
    Payments on royalty obligation                                    (97,651)               --
    Payments of deferred finance charges                                   --           (29,000)
    Issuance of preferred stock                                            --            25,000
                                                                  -----------       -----------

        Net cash used in financing activities                        (962,782)         (104,093)
                                                                  -----------       -----------

Net increase in cash and cash equivalents                               6,053             1,249
Cash and cash equivalents, beginning of period                        113,384         1,644,535
                                                                  -----------       -----------

Cash and cash equivalents, end of period                          $   119,437       $ 1,645,784
                                                                  ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2000



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Dexterity Surgical, Inc. (the "Company") and the Company's 82% ownership interest in ValQuest Medical, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 1999, included in the Company's Form 10-KSB. Certain reclassifications have been made in the prior period financial statements to conform with the current period presentation.

The Company has obtained a waiver for certain affirmative financial covenant requirements associated with its convertible debentures through March 31, 2000. If the Company is unable to comply with such requirements in the future, the Company could be found to be in technical default under the Debentures and the holder would have the right to demand immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The Company has also taken steps to improve its 2000 operating results. The Company has restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sale representatives and eliminated additional administrative staff. In addition, certain officers of the Company have agreed to restructure their compensation packages to increase short term cash flow.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three months ended March 31, 2000 and 1999, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 - INVENTORIES

     Inventories are summarized as follows:

                           March 31,        December 31,
                             2000              1999
                          -----------       -----------
Raw materials             $     5,458       $    34,284
Work-in-process               342,903           338,048
Finished Goods              1,988,945         2,185,025
Allowances                   (210,170)         (241,482)
                          -----------       -----------
                          $ 2,127,136       $ 2,315,875
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

The results of operations for the three months ended March 31, 2000 and 1999, include the operations of Dexterity Incorporated from March 18, 1999. Unaudited pro forma consolidated results of operations for the three months ended March 31, 1999, assuming the Dexterity Incorporated merger had occurred at January 1, 1999, would have been as follows:


      Net sales                                              $     5,946,276
      Net loss                                                      (948,860)
      Basic and diluted loss per share of common stock           $      (.10)

The foregoing pro forma information is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the Dexterity Incorporated merger occurred at the beginning of 1999, nor is it indicative of future results of operations.

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


NOTE 7 - OBLIGATIONS

The Company had the following current and long-term obligations:

                                                                                       March 31,       December 31,
                                                                                         2000              1999
                                                                                      -----------      -----------
Unsecured notes payable related to Dexterity acquisition,  bearing interest
at 12 percent, interest due quarterly, maturing October 18, 2001                        1,000,000        1,000,000

Revolving line of credit secured by accounts  receivable,  inventories  and intangible  assets  bearing  interest at prime rate plus 1.5  percent.  The
line of credit has a maximum of $5 million and expires in 2003                            998,221        1,822,452

Royalty obligation related to Dexterity acquisition, subject to annual minimum payments over a period of seven years discounted at 12%. The minimum payments
aggregate approximately $9.7 million over the seven year royalty period                 5,873,123        6,149,308

Convertible Debentures, see Note 8                                                      3,000,000        3,000,000
                                                                                      -----------      -----------

                                    Total obligations                                  10,871,344       11,971,760

Less - Current portion                                                                  1,580,612        2,569,378
                                                                                      -----------      -----------

                                    Long-term obligations                             $ 9,290,732      $ 9,402,382
                                                                                      ===========      ===========

In March 2000, the Company modified several of its obligations to provide for payment of interest and minimum royalties in shares of Common Stock, valued at $1.00 per share. The Company issued 120,000 shares of Common Stock in advance of interest due on the unsecured notes payable through December 31, 2000, and 400,000 shares of Common Stock in advance of minimum royalty payments due in 2000.

The carrying amount of the Company's debt approximates the fair value of the debt. This determination is based on management's estimate of the fair value at which such instruments could be sold or obtained in a third-party transaction.


NOTE 8 - CONVERTIBLE DEBENTURES

In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make the January 1998 equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. In March 2000, the Debentures were modified to provide that the interest payable between February 1, 2000 through January 31, 2001 shall be paid in shares of Common Stock, valued at $1.00 per share. Upon modification, 270,000 shares of Common Stock valued at $270,000 were issued in advance of interest due through January 31, 2001.

The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt to Net Worth Ratio of no greater than .95:1;
(ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .70:1. The Company is currently not in compliance and has obtained a waiver from Renaissance to suspend the Interest Coverage Ratio and the Debt Coverage Ratio through March 31, 2000. If the Company is unable to comply with these covenants in the future, the Company could be found to be in technical default under the Debentures and the holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration.

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


NOTE 9 - PREFERRED STOCK PLACEMENTS

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 1,025,000 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series B Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and directors of the Company, an aggregate of 1,170 shares of series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred stock were converted to 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is currently convertible into share of Common Stock at a conversion price of $1.00 per share, for an aggregate of 1,020,000 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of common Stock, at a per share price less than $1.00. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     Certain statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 2 regarding Dexterity Surgical, Inc. and its subsidiary's and affiliates' (collectively, the "Company") financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the Company's ability to manufacture, market and distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, in the Company's Registration Statement on Form S-3 (File No. 333-58849) filed with the Securities and Exchange Commission ("SEC") on October 13, 1998, and in the Company's annual, quarterly and other reports filed with the SEC (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

OVERVIEW

     From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company decided to reduce continuing investment in research and development related to such technologies and to focus its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last four fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development. As of March 31, 2000, the Company had an accumulated deficit of approximately $23,679,000. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

     The Company's future operating results will depend on many factors, including the Company's ability to manufacture, market and distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company to create, obtain and maintain scientifically advanced technology, the ability of the Company's customers to be reimbursed by third-party payors and other factors described on Form 10-KSB for the year ended December 31, 1999.

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

     At March 31, 2000, the Company had current assets of $3,881,000 and current liabilities of $4,419,000 resulting in a working capital deficit of $538,000. This compares to a working capital deficit of $743,000 at December 31, 1999. The improvement in working capital position is primarily due to the restructuring discussed in the previous paragraph.

     In April 1999, the Company acquired a new maximum $5,000,000 revolving line of credit from a financial institution whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At March 31, 2000, the outstanding balance due on such line of credit was $998,000 and an additional $453,000 was available under the current borrowing base.

     Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 1,025,000 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series B Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

     In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred Stock were converted to 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is currently convertible into share of Common Stock at a conversion price of $1.00 per share, for an aggregate of 1,020,000 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of common Stock, at a per share price less than $1.00. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

     In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make the January 1998 equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. In March 2000, the Debentures were modified to provide that the interest payable between February 1, 2000 through January 31, 2001 shall be paid in shares of Common Stock, valued at $1.00 per share. Upon modification, 270,000 shares of Common Stock valued at $270,000 were issued in advance of interest due through January 31, 2001.

     The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt to Net Worth Ratio of no greater than .95:1;
(ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .70:1. The Company is currently not in compliance and has obtained a waiver from Renaissance to suspend the Interest Coverage Ratio and the Debt Coverage Ratio through March 31, 2000. If the Company is unable to comply with these covenants in the future, the Company could be found to be in technical default under the Debentures and the holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration.

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

     For the three month period ended March 31, 2000, operating activities provided cash of $976,000. Investment activities during the period utilized cash of $7,000. During the period, the Company's financing activities used cash of $963,000 primarily from the net decrease in the outstanding balance of the line of credit.

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

RESULTS OF OPERATIONS

     In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue since May 1, 1999, the effective date of the distribution agreement. The Company has taken several steps in response to this action. The Company has restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sale representatives and eliminated additional administrative staff. In addition, certain officers of the Company have agreed to restructure their compensation packages to increase short term cash flow. As a further consequence to the cancelled GSI agreement, accounts receivable declined 60% to $1,150,000 at March 31, 2000, from $2,866,000 at December 31, 1999.

     The Company reported a loss from operations of $546,000 for the quarter ended March 31, 2000 as compared with a loss from operations of $222,000 for the quarter ended March 31, 1999. The increased loss was primarily due to the aforementioned cancelled GSI agreement, as well as increased noncash amortization expense (see below).

     For the three months ended March 31, 2000, the Company reported a net loss applicable to common stock of $938,000 or $.09 per basic and diluted share. This compares with a net loss of $296,000 for the three months ended March 31, 1999 or $.04 per basic and diluted share. Reported results for 2000 were adversely impacted by increased noncash interest and amortization expense (see below) and the cancelled GSI agreement.

     Net sales decreased 56% in the first quarter 2000 as compared with the same period in 1999. Net sales were $2,580,000 for the first quarter of 2000 and $5,926,000 for the first quarter of 1999. This decrease was due primarily to the cancelled GSI agreement.

     Gross profit from net sales in the first quarter was $1,580,000 in 2000 versus $2,473,000 in 1999. The corresponding gross profit margins increased to 61% in 2000 from 42% in 1999. The improvement in gross profit margins was primarily due to the increased proportion of the Company's proprietary products, the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R), within the sales mix.

     For the first quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, decreased 36% to $1,630,000 in 2000 from $2,562,000 in 1999. The decline in these expenses was primarily due to the previously mentioned cost cutting actions taken by the Company in response to the cancellation of the GSI agreement. However, due to fixed expenses and the sales decline, selling, general and administrative expenses as a percentage of net sales increased to 63% in the first quarter 2000 from 43% in the first quarter 1999.

     Depreciation and amortization expense increased 381% to $491,000 for the first quarter of 2000 from $102,000 for the first quarter of 1999. This increase is due to the amortization of the licensed technology rights acquired in conjunction with Dexterity.

     Interest expense was $360,000 for the quarter ended March 31, 2000 and $63,000 for the comparable 1999 quarter, an increase of 468%. The increase was due to items not present in the first quarter of 1999, including accretion of the minimum royalty obligation, interest on the line of credit and interest on the notes payable due to the former stockholders of Dexterity.

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

Item 5. Other Information - Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 11*  Computation of Earnings (Loss) Per Share

             Exhibit 27.1* Financial Data Schedule for the three months ended
                           March 31, 2000

         (b) Reports on Form 8-K

             The Company filed a Current Report on Form 8-K on January 11, 2000 reporting the cancellation of the distribution agreement with General Surgical Innovations, Inc.

*Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   DEXTERITY SURGICAL, INC.
                                   ------------------------
                                   (Registrant)




Dated:   May 12, 2000              By /s/ RICHARD A. WOODFIELD
                                      ------------------------
                                          Richard A. Woodfield
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Dated:   May 12, 2000              By /s/ RANDALL K. BOATRIGHT
                                      ------------------------
                                          Randall K. Boatright
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
 11*         Computation of Earnings (Loss) Per Share

 27.1*       Financial Data Schedule for the three months ended
             March 31, 2000


*Filed herewith