Form 10-Q
period 2000-06-30
DEXTERITY SURGICAL INC
filed 2000-08-14
CIK 860131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000
                                                 -------------


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

       On August 9, 2000, there were outstanding 11,496,492 shares of Common Stock, $.001 par value, of the registrant.

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX




                                                                                                                Page
                                                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1:           Consolidated Financial Statements - (Unaudited)

                  Consolidated Balance Sheets - June 30, 2000 and December 31, 1999                             3

                  Consolidated Statements of Operations - For the Three Months and Six Months
                      Ended June 30, 2000 and 1999                                                              4

                  Consolidated Statements of Cash Flows - For the Three Months and Six Months
                       Ended June 30, 2000 and 1999                                                             5

                  Condensed Notes to Consolidated Financial Statements                                          6

Item 2:           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                11





PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                            16

Item 2.           Changes in Securities                                                                        16

Item 3.           Defaults Upon Senior Securities                                                              16

Item 4.           Submission of Matters to a Vote of Security Holders                                          16

Item 5.           Other Information                                                                            17

Item 6.           Exhibits and Reports on Form 8-K                                                             17



SIGNATURES                                                                                                     18

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                 June 30,        December 31,
                                 ASSETS                                           2000               1999
                                                                              --------------    --------------
                                                                               (Unaudited)
Current Assets:
     Cash and cash equivalents                                                $      130,782    $      113,384
     Accounts receivable (net of allowance for doubtful accounts of
         $91,392 in 2000 and $105,000 in 1999)                                       932,736         2,865,824
     Accounts receivable from related party                                           36,316            41,066
     Inventories, net                                                              1,969,845         2,315,875
     Prepaid and other assets                                                        309,987           120,006
                                                                              --------------    --------------
                  Total current assets                                             3,379,666         5,456,155

Property, Plant and Equipment, Net                                                   639,961           647,174

Investments, at cost                                                               1,202,500         1,202,500
Deferred finance charges                                                             252,910           290,326
Intangible Assets:
     Licensed technology rights and other, net                                    16,428,842        17,030,212
     Goodwill, net                                                                 1,397,787         1,464,406
                                                                              --------------    --------------

                  Total assets                                                $   23,301,666    $   26,090,773
                                                                              ==============    ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                         $    2,643,935    $    2,847,579
     Accrued expenses                                                                294,978           782,359
     Current portion of long-term obligations                                      1,986,704         2,569,378
                                                                              --------------    --------------
                  Total current liabilities                                        4,925,617         6,199,316
Long-term notes payable                                                            1,000,000         1,000,000

Convertible Debentures                                                             2,796,196         2,970,000

Royalty Obligation                                                                 5,270,249         5,432,382

Minority Interest                                                                    106,544           106,544

Commitments and Contingencies (Note 6)
Stockholders' Equity:
     Preferred Stock, $.001 par value; 2,000,000 shares authorized;
         shares issued and outstanding:  2,045 (2000) and 2,195 (1999)                     2                 2
     Common stock, $.001 par value; 50,000,000 shares authorized;
         shares issued and outstanding: 11,496,492 (2000) and
         10,212,742 (1999)                                                            11,497            10,213
     Additional paid-in capital                                                   31,931,029        30,742,313
     Warrants                                                                      2,370,900         2,370,900
     Accumulated deficit                                                         (25,110,368)      (22,740,897)
                                                                              --------------    --------------

                  Total stockholders' equity                                       9,203,060        10,382,531
                                                                              --------------    --------------

                  Total liabilities and stockholders' equity                  $   23,301,666    $   26,090,773
                                                                              ==============    ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months                   Six Months
                                                    Ended June 30,               Ended June 30,
                                           ----------------------------    ----------------------------
                                                2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------

Net Sales                                     1,733,680       5,362,148       4,313,540      11,288,341
                                           ------------    ------------    ------------    ------------

Cost And Expenses:
     Cost of sales                              730,050       3,228,770       1,729,737       6,682,291
     Research and development                        --          30,013           4,765          60,881
     Selling, general and administrative      1,560,976       2,618,685       3,191,203       5,180,589
     Depreciation and amortization              490,316         469,339         981,355         571,492
                                           ------------    ------------    ------------    ------------

                                              2,781,342       6,346,807       5,907,060      12,495,253
                                           ------------    ------------    ------------    ------------

Loss From Operations                         (1,047,662)       (984,659)     (1,593,520)     (1,206,912)

Other Income (Expense):
     Gain on sale of assets                          --          17,810              --          61,878
     Investment income                            3,313          20,384          12,132          39,618
     Interest expense                          (345,997)       (335,561)       (706,283)       (399,039)
     Loss on investment in affiliate                 --              --              --         (30,000)
                                           ------------    ------------    ------------    ------------


Net Loss                                     (1,390,346)     (1,282,026)     (2,287,671)     (1,534,455)

Less dividend requirement on
cumulative convertible preferred stock           40,900          43,900          81,800          87,683
                                           ------------    ------------    ------------    ------------

Net loss applicable to common stock        $ (1,431,246)   $ (1,325,926)   $ (2,369,471)   $ (1,622,138)
                                           ============    ============    ============    ============

Basic and Diluted Loss Per Share of
     Common Stock                          $       (.13)   $       (.13)   $       (.22)   $       (.18)
                                           ============    ============    ============    ============

Weighted Average Shares Used In
     Computing Basic and Diluted Loss
     Per Share of Common Stock               11,237,151      10,212,742      10,750,331       8,929,409
                                           ============    ============    ============    ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                       Six Months
                                                                      Ended June 30,
                                                               --------------------------
                                                                   2000           1999
                                                               -----------    -----------

Cash Flows From Operating Activities:
Net Loss                                                       $(2,287,671)   $(1,534,455)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities -
       Depreciation and amortization                               981,355        571,492
       Accretion of royalty obligation                             371,514        183,378
       Amortization of deferred finance charges                     37,416         24,201
       Deferred compensation                                            --          6,857
       Noncash interest expense                                    172,500             --
       Gain on disposal of fixed assets                                 --        (61,878)
       Loss on investment in affiliate                                  --         30,000
       Noncash consulting expense                                   21,750             --
       Changes in operating assets and liabilities-
          Decrease (Increase) in accounts receivable, net        1,933,088       (681,404)
          Decrease in accounts receivable from related party         4,750          8,103
          Decrease (Increase) in inventories, net                  493,780     (1,197,696)
          Decrease (Increase) in prepaid and other assets            5,769       (164,914)
          Increase (Decrease) in accounts payable                 (203,644)     2,638,668
          Decrease in accrued expenses                            (487,381)      (311,105)
                                                               -----------    -----------

        Net cash provided by (used in) operating activities      1,043,226       (488,753)
                                                               -----------    -----------

Cash Flows From Investing Activities:
    Additions to property and equipment                            (22,818)       (92,667)
    Proceeds from sale of assets                                     7,000        154,835
    Investment redemptions                                              --        983,714
    Acquisitions, net of cash received                                  --     (1,875,804)
                                                               -----------    -----------

Net cash used in investing activities                              (15,818)      (829,922)
                                                               -----------    -----------

Cash Flows From Financing Activities:
    Dividends paid to preferred stockholders                       (81,800)       (87,683)
    Payments on debt -- net                                       (780,701)            --
    Proceeds from debt -- net                                           --        658,712
    Payments on royalty obligations                               (147,509)       (94,568)
    Payments of deferred finance charges                                --       (184,382)
    Issuance of preferred stock                                         --         25,000
                                                               -----------    -----------

        Net cash (used in) provided financing activities        (1,010,010)       317,079
                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents                17,398     (1,001,596)
Cash and cash equivalents, beginning of period                     113,384      1,644,535
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $   130,782    $   642,939
                                                               ===========    ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2000



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

The Company has obtained a waiver for certain affirmative financial covenant requirements associated with its convertible debentures through September 30, 2000. If the Company is unable to comply with such requirements in the future, the Company could be found to be in technical default under the Debentures and the holder would have the right to demand immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration. The Company has also taken steps to improve its 2000 operating results. The Company has restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sale representatives and eliminated additional administrative staff. In addition, certain officers of the Company have agreed to restructure their compensation packages to increase short term cash flow.

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

NOTE 3 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three and six months ended June 30, 2000 and 1999, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 - INVENTORIES

         Inventories are summarized as follows:


                                              June 30,               December 31
                                                2000                    1999
                                           -------------           -------------

Raw materials                             $       5,458           $      34,284
Work-in-process                                 342,791                 338,048
Finished Goods                                2,063,078               2,185,025
Allowances                                     (441,482)               (241,482)
                                           -------------           -------------
                                          $   1,969,845           $   2,315,875
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

The results of operations for the three months and six months ended June 30, 2000 and 1999, include the operations of Dexterity Incorporated from March 18, 1999. Unaudited pro forma consolidated results of operations, assuming the Dexterity Incorporated merger had occurred at January 1, 1999, would have been as follows:


                                                              Pro Forma (Unaudited)
                                                      -------------------------------------
                                                      Three months ended      Six months
                                                           June 30,          ended June 30,
                                                             1999                1999
                                                      -----------------    ----------------


Net sales                                              $      5,362,148    $     11,308,424
Net loss                                               $     (1,282,026)   $     (2,230,886)
Basic and diluted loss per share of common stock       $           (.13)   $           (.23)

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


NOTE 7 - OBLIGATIONS

The Company had the following current and long-term obligations:


                                                                                    June 30,         December 31,
                                                                                      2000             1999
                                                                                 --------------   --------------

Unsecured notes payable related to Dexterity acquisition,  bearing interest
at 12 percent, interest due quarterly, maturing October 18, 2001                 $    1,000,000   $    1,000,000

Revolving line of credit secured by accounts  receivable,  inventories  and intangible  assets  bearing  interest at prime rate plus 1.5  percent.  The
line of credit has a maximum of $5 million and expires in 2003                        1,041,751        1,822,452

Royalty obligation related to Dexterity acquisition, subject to annual minimum payments over a period of seven years discounted at 12%. The minimum payments aggregate approximately $9.7 million over the seven year
royalty period                                                                        6,011,398        6,149,308

Convertible Debentures, see Note 8                                                    3,000,000        3,000,000
                                                                                 --------------   --------------

                                    Total obligations                                11,053,149       11,971,760

Less - Current portion                                                                1,986,704        2,569,378
                                                                                 --------------   --------------

                                    Long-term obligations                        $    9,066,445   $    9,402,382
                                                                                 ==============   ==============

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

The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt to Net Worth Ratio of no greater than .99:1;
(ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and has obtained a waiver from Renaissance to suspend the Interest Coverage Ratio and the Debt Coverage Ratio through September 30, 2000, at which time the Company believes it will be in compliance with such covenants. However, if the Company is unable to comply with these covenants in the future, the Company could be found to be in technical default under the Debentures and the holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration.

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

If the Company fails to maintain the qualification for its Common Stock to trade on The Nasdaq SmallCap Market, its securities could be subject to delisting. In February 1998, the Nasdaq Stock Market announced increases in the quantitative standards for maintenance of listings on The Nasdaq SmallCap Market. The revised standards for continued listing include maintenance of any of (x) $2,000,000 of net tangible assets, (y) $35,000,000 of market capitalization or (z) $500,000 of net income for two of the last three years and a minimum bid price per share of $1.00. The Company currently does not comply with the minimum bid standard of $1.00 per share and has been advised by Nasdaq that it will be delisted in the event that it does not meet the minimum bid standard by September 27, 2000. In the event the Company continues unable to satisfy the continued listing requirements, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

NOTE 9 - PREFERRED STOCK PLACEMENTS

Pursuant to a private placement which occurred in July 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., an aggregate of 300 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $300,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. The Series C Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 300,000 shares of Common Stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or -9- securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series C Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. In the event two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the

Series B Preferred Stock are cumulative at a rate of $80 per share. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.56 per share, for an aggregate of 657,051 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.56. The holders of Series B Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred stock were converted to 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is currently convertible into share of Common Stock at a conversion price of $1.56 per share, for an aggregate of 653,846 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of common Stock, at a per share price less than $1.56. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

NOTE 10 - SUBSEQUENT EVENT

On June 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. The Company believes this agreement will allow it to benefit from a large, established worldwide sales force and to continue to reduce overhead expenses.

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

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last four fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development. As of June 30, 2000, the Company had an accumulated deficit of approximately $25,110,000. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

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

         If the Company fails to maintain the qualification for its Common Stock to trade on The Nasdaq SmallCap Market, its securities could be subject to delisting. In February 1998, the Nasdaq Stock Market announced increases in the quantitative standards for maintenance of listings on The Nasdaq SmallCap Market. The revised standards for continued listing include maintenance of any of (x) $2,000,000 of net tangible assets, (y) $35,000,000 of market capitalization or (z) $500,000 of net income for two of the last three years and a minimum bid price per share of $1.00. The Company currently does not comply with the minimum bid standard of $1.00 per share and has been advised by Nasdaq that it will be delisted in the event that it does not meet the minimum bid standard by September 27, 2000. In the event the Company continues unable to satisfy the continued listing requirements, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

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

         On June 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. The Company believes this agreement will allow it to benefit from a large, established worldwide sales force and to continue to reduce overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Pursuant to a private placement which occurred in July 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., an aggregate of 300 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $300,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. The Series C Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 300,000 shares of Common Stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series C Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. In the event two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

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

         At June 30, 2000, the Company had current assets of $3,380,000 and current liabilities of $4,926,000 resulting in a working capital deficit of $1,546,000. This compares to a working capital position of $743,000 at December 31, 1999. The increase in working capital deficit is primarily due to the operating losses incurred during the first six months of 2000.

         In April 1999, the Company acquired a new maximum $5,000,000 revolving line of credit from a financial institution whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At June 30, 2000, the outstanding balance due on such line of credit was $1,042,000 and an additional $216,000 was available under the current borrowing base.

         Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.56 per share, for an aggregate of 657,051 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.56. The holders of Series B Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred stock were converted to 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is currently convertible into share of Common Stock at a conversion price of $1.56 per share, for an aggregate of 653,846 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of common Stock, at a per share price less than $1.56. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

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

         The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt to Net Worth Ratio of no greater than
 .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and has obtained a waiver from Renaissance to suspend the Interest Coverage Ratio and the Debt Coverage Ratio through September 30, 2000, at which time the Company believes it will be in compliance with such covenants. However, if the Company is unable to comply with these covenants in the future, the Company could be found to be in technical default under the Debentures and the holders thereof would have the right to demand the immediate repayment of the entire amount outstanding. The Company believes that sufficient resources would be available to fund such amounts in the event of such acceleration.

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

         For the six month period ended June 30, 2000, operating activities provided cash of $1,043,000. Investment activities during the period utilized cash of $16,000. During the period, the Company's financing activities used cash of $1,010,000 primarily from the net decrease in the outstanding balance of the line of credit.

         For the six month period ended June 30, 1999, operating activities utilized cash of $489,000. Investment activities during the period utilized cash of $830,000, primarily due to the acquisition of Dexterity. During the period, the Company's financing activities provided $317,000 primarily from new borrowings.

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

RESULTS OF OPERATIONS

         In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1999, the effective month of the distribution agreement, through February 2000, the termination month. The Company has taken several steps in response to this action. The Company has restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sale representatives and eliminated additional administrative staff. In addition, certain officers of the Company have agreed to restructure their compensation packages to increase short term cash flow. As a further consequence to the cancelled GSI agreement, accounts receivable declined 67% to $933,000 at June 30, 2000, from $2,866,000 at December 31, 1999.

         For the three months ended June 30, 2000, the Company reported a net loss applicable to common stock of $1,431,000 or $.13 per basic and diluted share. This compares with a net loss of $1,326,000 for the three months ended June 30, 1999 or $.13 per basic and diluted share. For the six months ended June 30, 2000, the Company reported a net loss of $2,369,000 versus a net loss of $1,622,000 for the comparable period of 1999. The increased loss was primarily due to the aforementioned cancelled GSI agreement.

         Net sales decreased 68% in the second quarter 2000 and 62% in the first six months of 2000 as compared with the same periods in 1999. Net sales were $1,734,000 for the second quarter of 2000 and $5,362,000 for the second quarter of 1999. Net sales for the first six months of 2000 and 1999 were $4,314,000 and $11,288,000 respectively. These declines were due primarily to the cancelled GSI agreement.

         Gross profit from net sales in the second quarter was $1,004,000 in 2000 versus $2,133,000 in 1999. The corresponding gross profit margins increased to 58% in 2000 from 40% in 1999. For the six months ended June 30, gross profit was $2,584,000 or 60% in 2000 and $4,606,000 or 41% in 1999. The improvement in gross profit margins was primarily due to the increased proportion of the Company's proprietary products, the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R), within the sales mix.

         For the second quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, decreased 41% to $1,561,000 in 2000 from $2,619,000 in 1999. For the first six months of 2000, these expenses decreased 38% to $3,191,000 from $5,181,000. The decline in these expenses was primarily due to the previously discussed cost cutting actions taken by the Company in response to the cancellation of the GSI agreement. However, as a percentage of net sales, selling, general and administrative expenses have increased: 90% for 2000 versus 49% for 1999 for the quarter periods and 74% for 2000 versus 46% for 1999 for the six months periods. These percentage increases are due to fixed expenses and the sales decline. The Company continues to strive to reduce fixed costs whenever possible. In May 2000, the Company subleased approximately 65% of the San Antonio facility at a savings of $8,000 per month.

         Depreciation and amortization expense increased 4% to $490,000 for the second quarter of 2000 from $469,000 for the second quarter of 1999. There was a 72% increase in the comparable six month periods. This increase is due to the amortization of the licensed technology rights acquired in conjunction with Dexterity.

         Interest expense was $346,000 for the quarter ended June 30, 2000 and $336,000 for the comparable 1999 quarter, an increase of 3%. For the six months period, interest expense was $706,000 in 2000 and $399,000 in 1999, an increase of 77%. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit and interest on the note payable due to the former stockholders of Dexterity.

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

           (a)    The Annual Meeting of Stockholders was held on May 23, 2000

           (b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

                  Randall K. Boatright                 Robert B. Johnson                  Robert Pearson
                  Robert L. Evans                      Jeffrey H. Berg                    John J. Sickler
                  Kalford C. Fadem                     Christopher K. Black               Richard A. Woodfield
                  William H. Bookwalter

           (c)    (1)    The directors named in (b) above were elected by the
                         following votes:


                         NAME                                NO. OF VOTES FOR                    SHARES AGAINST
                         Robert L. Evans                          8,372,202                            100,840
                         Randall K. Boatright                     8,372,202                            100,840
                         Richard A. Woodfield                     8,372,202                            100,840
                         Robert B. Johnson                        8,372,202                            100,840
                         Jeffrey H. Berg                          8,372,202                            100,840
                         Kalford C. Fadem                         8,372,202                            100,840
                         William H. Bookwalter                    8,372,202                            100,840
                         Robert Pearson                           8,372,202                            100,840
                         John J. Sickler                          8,372,202                            100,840
                         Christopher K. Black                     8,372,202                            100,840

                  (2) Regarding the appointment of the independent public accountants, 8,410,375 shares voted for the ratification of the appointment of the accounting firm of Ernst & Young LLP as the Company's independent accountants for 2000. The number of shares that voted against the ratification was 61,367 and the holders of 1,300 shares abstained from voting.

                  (3) Regarding the proposal to ratify the adoption of the 2000 Employee Stock Compensation Plan of the Company, 3,292,634 shares voted for adoption, 181,217 shares voted against adoption, and 22,746 shares abstained.

            (d)   Not applicable

Item 5.    Other Information - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K


            (a)   Exhibits:

                  Exhibit 11*       Computation of Earnings (Loss) Per Share

                  Exhibit 27.1* Financial Data Schedule for the three months ended June 30, 2000

            (b)   Reports on Form 8-K - Not Applicable



*Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      DEXTERITY SURGICAL, INC.
                                      (Registrant)




Dated:   August 14, 2000              By /s/ RICHARD A. WOODFIELD
                                         ---------------------------------------
                                         Richard A. Woodfield
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Dated:   August 14, 2000              By /s/ RANDALL K. BOATRIGHT
                                         ---------------------------------------
                                         Randall K. Boatright
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  11*          Computation of Earnings (Loss) Per Share

  27.1*        Financial Data Schedule for the three months ended June 30, 2000



*Filed herewith