Form 10QSB
period 2000-09-30
DEXTERITY SURGICAL INC
filed 2000-11-13
CIK 860131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended September 30, 2000
                                                 ------------------

                                       OR

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Transition Period From               to
                                           -------------    -------------

                         Commission File Number 0-20532
                                                -------


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

         On November 9, 2000, there were outstanding 11,496,492 shares of Common Stock, $.001 par value, of the registrant.

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX

                                                                                           Page
                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements - (Unaudited)

         Consolidated Balance Sheets - September 30, 2000 and December 31, 1999              3

         Consolidated Statements of Operations - For the Three Months and Nine Months
              Ended September 30, 2000 and 1999                                              4

         Consolidated Statements of Cash Flows - For the Three Months and Nine Months
              Ended September 30, 2000 and 1999                                              5

         Condensed Notes to Consolidated Financial Statements                                6

Item 2:  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                     11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  16

Item 2.  Changes in Securities                                                              16

Item 3.  Defaults Upon Senior Securities                                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                                16

Item 5.  Other Information                                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                                   16


SIGNATURES                                                                                  17

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                         September 30,   December 31,
                                 ASSETS                                      2000             1999
                                                                         -------------   ------------
                                                                          (Unaudited)
Current Assets:
     Cash and cash equivalents                                           $     53,068    $    113,384
     Accounts receivable (net of allowance for doubtful accounts of
         $81,914 in 2000 and $105,000 in 1999)                                589,302       2,865,824
     Accounts receivable from related party                                    12,830          41,066
     Inventories, net                                                       1,489,819       2,315,875
     Prepaid and other assets                                                 307,640         120,006
                                                                         ------------    ------------
                  Total current assets                                      2,452,659       5,456,155

Property, Plant and Equipment, Net                                            607,021         647,174

Investments, at cost                                                        1,202,500       1,202,500
Deferred finance charges                                                      234,203         290,326
Intangible Assets:
     Licensed technology rights and other, net                             15,545,904      17,030,212
     Goodwill, net                                                          1,345,435       1,464,406
                                                                         ------------    ------------
                  Total assets                                           $ 21,387,722    $ 26,090,773
                                                                         ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                    $  2,441,793    $  2,847,579
     Accrued expenses                                                         114,640         782,359
     Convertible debentures in default                                      3,000,000              --
     Current portion of long-term obligations                               1,811,312       2,569,378
                                                                         ------------    ------------
                  Total current liabilities                                 7,367,745       6,199,316
Long-term notes payable                                                     1,000,000       1,000,000

Convertible Debentures                                                             --       2,970,000

Royalty Obligation                                                          5,131,557       5,432,382

Minority Interest                                                              47,248         106,544

Commitments and Contingencies (Note 6)
Stockholders' Equity:
     Preferred Stock, $.001 par value; 2,000,000 shares authorized;
         shares issued and outstanding:  2,445 (2000) and 2,195 (1999)              2               2
     Common stock, $.001 par value; 50,000,000 shares authorized;
         shares issued and outstanding: 11,496,492 (2000) and
         10,212,742 (1999)                                                     11,497          10,213
     Additional paid-in capital                                            32,331,029      30,742,313
     Warrants                                                               2,370,900       2,370,900
     Accumulated deficit                                                  (26,872,256)    (22,740,897)
                                                                         ------------    ------------

                  Total stockholders' equity                                7,841,172      10,382,531
                                                                         ------------    ------------

                  Total liabilities and stockholders' equity             $ 21,387,722    $ 26,090,773
                                                                         ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months                     Nine Months
                                                Ended September 30,             Ended September 30,
                                           ----------------------------    ----------------------------
                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------
Net Sales                                  $  1,069,918    $  4,848,694    $  5,383,458    $ 16,137,035
                                           ------------    ------------    ------------    ------------
Cost And Expenses:
     Cost of sales                              596,632       2,484,651       2,326,369       9,166,942
     Research and development                     1,500           2,915           6,265          63,796
     Selling, general and administrative        791,105       2,288,265       3,982,308       7,468,854
     Depreciation and amortization              490,316         479,262       1,471,671       1,050,754
     Impairment of intangible assets            627,273              --         627,273              --
                                           ------------    ------------    ------------    ------------

                                              2,506,826       5,255,093       8,413,886      17,750,346
                                           ------------    ------------    ------------    ------------

Loss From Operations                         (1,436,908)       (406,399)     (3,030,428)     (1,613,311)

Other Income (Expense):
     Gain on sale of assets                          --              --              --          61,878
     Investment income                            3,552          11,444          15,684          51,062
     Interest expense                          (341,208)       (347,404)     (1,047,491)       (746,443)
     Loss on investment in affiliate                 --              --              --         (30,000)
                                           ------------    ------------    ------------    ------------

Net Loss Before Minority Interest            (1,774,564)       (742,359)     (4,062,235)     (2,276,814)
Minority Interest in Net Loss of
   Consolidated Subsidiary                       58,909              --          58,909              --
                                           ------------    ------------    ------------    ------------
Net Loss                                     (1,715,655)       (742,359)     (4,003,326)     (2,276,814)

Less dividend requirement on
cumulative convertible preferred stock           46,233          43,900         128,033         131,583
                                           ------------    ------------    ------------    ------------

Net loss applicable to common stock        $ (1,761,888)   $   (786,259)   $ (4,131,359)   $ (2,408,397)
                                           ============    ============    ============    ============

Basic and Diluted Loss Per Share of

     Common Stock                          $       (.15)   $       (.08)   $       (.38)   $       (.26)
                                           ============    ============    ============    ============

Weighted Average Shares Used In
     Computing Basic and Diluted Loss
     Per Share of Common Stock               11,496,492      10,212,742      11,000,867       9,357,186
                                           ============    ============    ============    ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months
                                                                     Ended September 30,
                                                                  --------------------------
                                                                     2000           1999
                                                                  -----------   ------------
Cash Flows From Operating Activities:
Net Loss                                                          $(4,003,326)  $ (2,276,814)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities -
       Depreciation and amortization                                1,471,671      1,050,754
       Accretion of royalty obligation                                559,650        366,756
       Amortization of deferred finance charges                        56,124         42,206
       Deferred compensation                                               --          6,857
       Impairment of intangible assets                                627,273             --
       Noncash interest expense                                       270,000             --
       Gain on disposal of fixed assets                                    --        (61,878)
       Loss on investment in affiliate                                     --         30,000
       Minority interest in net loss of consolidated subsidiary       (58,909)            --
       Noncash consulting expense                                      32,625             --
       Changes in operating assets and liabilities -
          Decrease (Increase) in accounts receivable, net           2,276,522       (155,764)
          Decrease in accounts receivable from related party           28,236         10,552
          Decrease (Increase) in inventories, net                     844,446     (1,309,257)
          Increase in prepaid and other assets                       (100,259)       (26,346)
          Increase (Decrease) in accounts payable                    (405,786)     1,915,909
          Decrease in accrued expenses                               (668,106)      (350,731)
                                                                  -----------   ------------

        Net cash provided by (used in) operating activities           930,161       (757,756)
                                                                  -----------   ------------

Cash Flows From Investing Activities:
    Additions to property and equipment                               (49,318)      (141,473)
    Proceeds from sale of assets                                       13,500        154,835
    Investment redemptions                                                 --        983,714
    Payments made to obtain distribution rights                            --        (40,126)
    Acquisitions, net of cash received                                     --     (2,009,521)
                                                                  -----------   ------------

Net cash used in investing activities                                 (35,818)    (1,052,571)
                                                                  -----------   ------------

Cash Flows From Financing Activities:
    Dividends paid to preferred stockholders                         (128,033)      (131,583)
    Payments on debt -- net                                        (1,079,117)            --
    Proceeds from debt -- net                                              --      1,133,731
    Payments on royalty obligations                                  (147,509)      (201,729)
    Payments of deferred finance charges                                   --       (184,382)
    Issuance of preferred stock                                       400,000         25,000
                                                                  -----------   ------------

        Net cash (used in) provided by financing activities          (954,659)       641,037
                                                                  -----------   ------------

Net decrease in cash and cash equivalents                             (60,316)    (1,169,290)
Cash and cash equivalents, beginning of period                        113,384      1,644,535
                                                                  -----------   ------------

Cash and cash equivalents, end of period                          $    53,068   $    475,245
                                                                  ===========   ============


                        The accompanying notes are an integral part of these
                                  consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2000



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

The Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000. Trading in the Common Stock is now conducted on the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock may likely be impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

The Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures. Also, certain redemption rights of the holder associated with its convertible debentures were triggered by the delisting of the Company's Common Stock from the NASDAQ SmallCap Market. Therefore, the Company is in technical default under the Debentures and the holder has the right to demand immediate repayment of the entire amount outstanding. The Company currently does not have sufficient resources to fund such amounts in the event of such acceleration. In the event the Company is required to raise additional funds, it does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities.

As of September 30, 2000, the Company had an accumulated deficit of approximately $26,872,000. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. However, the Company has taken steps to improve its 2000 operating results. The Company has restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sale representatives and eliminated additional administrative staff. In addition, certain officers of the Company have agreed to restructure their compensation packages to increase short term cash flow.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Licensed Technology Rights

Licensed technology rights are amortized upon the commencement of commercial sales of the underlying products. The carrying value of the licensed technology is periodically reviewed by the Company with impairments being recognized when the expected future operating cash flows derived from such licensed technology rights is less than their carrying value. Except for the royalty obligation component, licensed technology rights acquired in conjunction with the merger with Dexterity Incorporated (see "Note 5 -- Merger) are amortized over a 17 year period. The royalty obligation component of licensed technology rights is amortized over the royalty agreement period of 7 years.

During the three months ended September 30, 2000, based on the Company's periodic review, certain licensed technology rights were determined to be impaired and a loss of $627, 273 was recognized as "impairment of intangible assets."

NOTE 3 -- BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three and nine months ended September 30, 2000 and 1999, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 -- INVENTORIES

         Inventories are summarized as follows:

                                September 30,   December 31
                                    2000            1999
                                ------------    -----------
Raw materials                   $     5,458    $    34,284
Work-in-process                     341,964        338,048
Finished Goods                    1,712,397      2,185,025
Allowances                         (570,000)      (241,482)
                                -----------    -----------
                                $ 1,489,819    $ 2,315,875
                                ===========    ===========

NOTE 5 -- MERGER

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

The results of operations for the three months and nine months ended September 30, 2000 and 1999, include the operations of Dexterity Incorporated from March 18, 1999. Unaudited pro forma consolidated results of operations, assuming the Dexterity Incorporated merger had occurred at January 1, 1999, would have been as follows:

                                                      Pro Forma (Unaudited)
                                                   -----------------------------
                                                   Three months     Nine months
                                                      ended           ended
                                                   September 30,   September 30,
                                                       1999             1999
                                                   -------------   -------------
Net sales                                          $  4,848,694    $ 16,157,118
Net loss                                           $   (742,359)   $ (2,973,245)
Basic and diluted loss per share of common stock   $       (.08)   $       (.30)

The foregoing pro forma information is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the Dexterity Incorporated merger occurred at the beginning of 1999, nor is it indicative of future results of operations.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 7 -- OBLIGATIONS

The Company had the following current and long-term obligations:

                                                                                September 30,  December 31,
                                                                                    2000           1999
                                                                                -------------  ------------
Unsecured notes payable related to Dexterity acquisition, bearing interest
at 12 percent, interest due quarterly, maturing October 18, 2001                 $ 1,000,000   $ 1,000,000

Revolving line of credit secured by accounts receivable, inventories and intangible assets bearing interest at prime rate plus 1.5 percent. The
line of credit has a maximum of $5 million and expires in 2003                       743,335     1,822,452

Royalty obligation related to Dexterity acquisition, subject to annual minimum payments over a period of seven years discounted at 12%. The minimum payments aggregate approximately $9.7 million over the seven
year royalty period                                                                6,199,534     6,149,308

Convertible Debentures, see Note 8                                                 3,000,000     3,000,000
                                                                                 -----------   -----------
                                    Total obligations                             10,942,869    11,971,760
Less - Current portion                                                             4,811,312     2,569,378
                                                                                 -----------   -----------
                                    Long-term obligations                        $ 6,131,557   $ 9,402,382
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

NOTE 8 -- CONVERTIBLE DEBENTURES IN DEFAULT

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

The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt to Net Worth Ratio of no greater than .99:1;
(ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and therefore, is in technical default under the Debentures. Accordingly, the holders have the right to demand the immediate repayment of the entire amount outstanding. The Company currently does not have sufficient resources to fund such amounts in the event of such acceleration.

The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $1.00 per share of Common Stock. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $1.00 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 3,000,000 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. As the Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder now has the option to exercise these redemption rights. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

Trading in the Common Stock is now conducted on the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock may likely be impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

NOTE 9 -- PREFERRED STOCK PLACEMENTS

Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. The Series C Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of

Common Stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series C Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. In the event two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.54. The holders of Series B Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred stock were converted to 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is currently convertible into share of Common Stock at a conversion price of $1.54 per share, for an aggregate of 662,337 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of common Stock, at a per share price less than $1.54. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

NOTE 10 -- WECK AGREEMENT

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

Revenue from WCS represented 64% and 18% of the Company's net sales for the three and nine months ended September 30, 2000. Receivables from WCS represent 67% of net accounts receivable at September 30, 2000.

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

OVERVIEW

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last four fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development. As of September 30, 2000, the Company had an accumulated deficit of approximately $26,872,000. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

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

         Effective October 24, 2000, following the delisting of the Company's Common Stock from trading on the NASDAQ SmallCap Market, the Company's Common Stock began trading on the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock may likely be impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

         As the Company's Common Stock was delisted from trading on The Nasdaq SmallCap Market and the trading price of the Common Stock is below $5.00 per share, trading in the Common Stock is subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (which are generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock which could severely limit the market liquidity of Common Stock and the ability of stockholders to sell their shares of Common Stock in the secondary market.

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

LIQUIDITY AND CAPITAL RESOURCES

         Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. The Series C Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of Common Stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series C Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. In the event two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

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

         At September 30, 2000, the Company had current assets of $2,453,000 and current liabilities of $7,368,000 resulting in a working capital deficit of $4,915,000. This compares to a working capital deficit of $743,000 at December 31, 1999. The increase in working capital deficit is primarily due to the operating losses incurred during the first nine months of 2000 as well as the classification of convertible debentures in default as current at September 30, 2000.

         In April 1999, the Company acquired a new maximum $5,000,000 revolving line of credit from a financial institution whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At September 30, 2000, the outstanding balance due on such line of credit was $743,000 and an additional $163,000 was available under the current borrowing base.

         Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.54. The holders of Series B Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred stock were converted to 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is currently convertible into share of Common Stock at a conversion price of $1.54 per share, for an aggregate of 662,337 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of common Stock, at a per share price less than $1.54. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

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

The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt to Net Worth Ratio of no greater than .99:1;
(ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and therefore, is in technical default under the Debentures. Accordingly, the holders have the right to demand the immediate repayment of the entire amount outstanding. The Company currently does not have sufficient resources to fund such amounts in the event of such acceleration.

The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $1.00 per share of Common Stock. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $1.00 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 3,000,000 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. As the Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder now has the option to exercise these redemption rights. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

         For the nine month period ended September 30, 2000, operating activities provided cash of $930,000. Investment activities during the period utilized cash of $36,000. During the period, the Company's financing activities used cash of $955,000 primarily from the net decrease in the outstanding balance of the line of credit.

         For the nine month period ended September 30, 1999, operating activities utilized cash of $758,000. Investment activities during the period utilized cash of $1,053,000, primarily due to the acquisition of Dexterity. During the period, the Company's financing activities provided $641,000 primarily from new borrowings.

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

RESULTS OF OPERATIONS

         In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1999, the effective month of the distribution agreement, through February 2000, the termination month. The Company has taken several steps in response to this action. The Company has restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sale representatives and eliminated additional administrative staff. In addition, certain officers of the Company have agreed to restructure their compensation packages to increase short term cash flow. As a further consequence to the cancelled GSI agreement, accounts receivable declined 79% to $589,000 at September 30, 2000, from $2,866,000 at December 31, 1999.

         For the three months ended September 30, 2000, the Company reported a net loss applicable to common stock of $1,762,000 or $.15 per basic and diluted share. This compares with a net loss of $786,000 for the three months ended September 30, 1999 or $.08 per basic and diluted share. The third quarter 2000 net loss includes the impairment loss related to the licensed rights to the impact mount technology of $427,000 and the Apollo clip applier technology of $200,000. For the nine months ended September 30, 2000, the Company reported a net loss of $4,131,000 versus a net loss of $2,408,000 for the comparable period of 1999. The increased loss was primarily due to the aforementioned cancelled GSI agreement.

         Net sales decreased 78% in the third quarter 2000 and 67% in the first nine months of 2000 as compared with the same periods in 1999. Net sales were $1,070,000 for the third quarter of 2000 and $4,849,000 for the third quarter of 1999. Net sales for the first nine months of 2000 and 1999 were $5,383,000 and $16,137,000 respectively. These declines were due primarily to the cancelled GSI agreement.

         Gross profit from net sales in the third quarter was $473,000 in 2000 versus $2,364,000 in 1999. The corresponding gross profit margin decreased to 44% in 2000 from 49% in 1999. The decline in gross profit margin was mainly caused by a $200,000 addition to the inventory reserve for discontinued product lines. For the nine months ended September 30, gross profit was $3,057,000 or 57% in 2000 and $6,970,000 or 43% in 1999. The improvement in gross profit margin was primarily due to the increased proportion of the Company's proprietary products, the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R), within the sales mix.

         For the third quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, decreased 65% to $791,000 in 2000 from $2,288,000 in 1999. For the first nine months of 2000, these expenses decreased 47% to $3,982,000 from $7,469,000. The decline in these expenses was primarily due to the previously discussed cost cutting actions taken by the Company in response to the cancellation of the GSI agreement. However, as a percentage of net sales, selling, general and administrative expenses have increased: 74% for 2000 versus 47% for 1999 for the quarter periods and 74% for 2000 versus 46% for 1999 for the nine months periods. These percentage increases are due to fixed expenses and the sales decline. The Company continues to strive to reduce fixed costs whenever possible. In May 2000, the Company subleased approximately 65% of the San Antonio facility at a savings of $8,000 per month.

         Depreciation and amortization expense increased 2% to $490,000 for the third quarter of 2000 from $479,000 for the third quarter of 1999. There was a 40% increase in the comparable nine month periods. This increase is due to the amortization of the licensed technology rights acquired in conjunction with Dexterity.

         Interest expense was $341,000 for the quarter ended September 30, 2000 and $347,000 for the comparable 1999 quarter, a decrease of 2%. For the nine months period, interest expense was $1,047,000 in 2000 and $746,000 in 1999, an increase of 40%. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit and interest on the note payable due to the former stockholders of Dexterity.

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

Item 2.  Changes in Securities

         (a)    Not applicable.

         (b)    Not applicable.

         (c) Recent Sales of Unregistered Securities. Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $400,000. The Series C Preferred Stock is currently convertible into 400,000 shares of Common Stock at a per share conversion price of $1.00. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per shares price less than $1.00. The Series C Preferred Stock was not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions of such registration provided under Regulation D ("Regulation D") of the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission and Section 4(2) of the Securities Act. The Company relied on certain representations and warranties of the private placement investors, including, among other things, their ability to evaluate the merits and risks of investing in the Company, their status as "accredited investors" (as that term is defined in Rule 501(a) of Regulation D) and that the Series C Preferred Stock was acquired solely for their own accounts for investment and not with a view to distribution.

         (d)    Not applicable.

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 11(*)     Computation of Earnings (Loss) Per Share

               Exhibit 27.1(*) Financial Data Schedule for the three months ended September 30, 2000

        (b)    Reports on Form 8-K

               The Company filed a Current Report on Form 8-K on September 13, 2000 reporting the Exclusive Distribution Agreement between Dexterity Surgical, Inc. and Weck Closure Systems, LLC.


(*) Filed herewith

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

                                    DEXTERITY SURGICAL, INC.
                                    ------------------------
                                    (Registrant)




Dated:   November 10, 2000          By /s/ RICHARD A. WOODFIELD
                                           -------------------------------------
                                           Richard A. Woodfield
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Dated:   November 10, 2000          By /s/ RANDALL K. BOATRIGHT
                                           -------------------------------------
                                           Randall K. Boatright
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
-------                           ------------
 11             Computation of Earnings (Loss) Per Share

 27.1 Financial Data Schedule for the three months ended September 30, 2000