Form 10KSB40
period 2000-12-31
DEXTERITY SURGICAL INC
filed 2001-04-02
CIK 860131

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB
      (MARK ONE)
        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _________

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

                                   ----------

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
         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY
AMENDMENT TO THIS FORM 10-KSB   X
                               ---
         REGISTRANT'S REVENUES FOR FISCAL YEAR ENDED DECEMBER 31, 2000:
$6,587,000.

         AT MARCH 15, 2001 (BASED UPON THE LAST REPORTED SALES PRICE OF $.125 PER SHARE), THE AGGREGATE MARKET VALUE OF THE COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT HELD BY NON-AFFILIATES WAS APPROXIMATELY $1,024,895. AT MARCH 15, 2001, THERE WERE OUTSTANDING 11,521,492 SHARES OF COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT.

                       DOCUMENTS INCORPORATED BY REFERENCE

                           DOCUMENT                                                    FORM 10-KSB PART
                           --------                                                    ----------------
Definitive Proxy Statement for 2001 Annual Meeting of Stockholders             Part III, Items 9, 10, 11 and 12

Transitional Small Business Disclosure Format.  YES      NO   X  .
                                                    ----    -----

================================================================================

                                     PART I

ITEM 1.  BUSINESS


         Certain statements contained in this Form 10-KSB, including but not limited to statements made in this Item 1, "Business" and those made in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical fact included in this Item 2 regarding Dexterity Surgical, Inc. and its subsidiary's and affiliates' (collectively, the "Company") financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the Company's ability to raise capital, the Company's dependence on its sole manufacturer and sole distributor, the Company's ability to distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, technological change, changes in industry practices, one-time events and other factors described herein, and in the Company's annual, quarterly and other reports filed with the SEC (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

CURRENT FINANCIAL CONDITION

         The Company does not believe its revenues and other sources of liquidity will provide adequate funding for its current capital requirements. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. The holder of the Company's convertible debentures has the right to demand immediate repayment of the entire amount outstanding, which was $2,970,000 at December 31, 2000. In addition, at December 31, 2000, the current portion of the Company's other long-term obligations was approximately $3,149,000. There can be no assurance that additional funding will be available on terms attractive to the Company or at all. In the event the Company is required to raise additional funds, it does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

GENERAL

         Dexterity Surgical, Inc. (the "Company"), is engaged in the distribution of instruments, equipment and surgical supplies used in and hand-assisted laparoscopic surgery ("HALS") through an exclusive distribution agreement with Weck Closure Systems, LLC ("Weck").

         HALS is a hybrid between open and laparoscopic surgery during which the surgeon inserts one hand into the abdominal cavity during laparoscopic surgery. By having his or her hand in the abdomen when performing laparoscopic surgery, the surgeon has tactile feedback, rapid finger dissection, enhanced retraction capabilities and simplified hemostasis.

         The Pneumo Sleeve(R) is a device that allows the surgeon to insert one hand into the abdominal cavity while preserving pneumoperitoneum(1) during laparoscopic surgery. This new surgical modality, called Hand Assisted Laparoscopic Surgery (HALS), is a hybrid between open and laparoscopic surgery. This enabling technology is expected to greatly increase the number of advanced minimal access surgeries as well as the number of surgeons who perform these procedures. In addition to being used with the Dexterity(R) Pneumo Sleeve(R), the Dexterity(R) Protractor(R) is used as a stand-alone product for open surgery, providing atraumatic retraction and wound protection.

         The Company acquired Dexterity Incorporated, a Delaware corporation ("Dexterity"), in March 1999. Dexterity was located in the Philadelphia, Pennsylvania metropolitan area and has the exclusive rights of the Pneumo Sleeve(R) and Protractor(R) proprietary instruments, equipments and supplies used in HALS. Effective with such acquisition, the Company changed its name from LifeQuest Medical, Inc. to Dexterity Surgical, Inc.

         The Company was incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, the Company completed its initial public offering of Common Stock, which is currently traded on the OTC Bulletin Board. The Company's executive offices are located at 12961 Park Central, Suite 1300, San Antonio, Texas 78216, and its telephone number is (210) 495-8787.

RECENT DEVELOPMENTS

         Effective October 24, 2000, following the delisting of the Company's Common Stock from trading on the NASDAQ SmallCap Market, the Company's Common Stock began trading on the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock may likely be impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

         Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc. and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. The Series C Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of Common Stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series C Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. In the event two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         On June 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States.

----------

(1) the presence of air or gas in the preperitoneal space; it may occur spontaneously or be deliberately introduced as an aid to radiologic examination and diagnosis.

The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. The Company believes this agreement will allow it to benefit from a large, established worldwide sales force and to continue to reduce overhead expenses. Sales to WCS accounted for 27% of total net sales for the year ended December 31, 2000.

         In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999, the effective date of the distribution agreement, through the termination date. The Company took several steps in response to this action, including:

         o        restructured its debt obligations;

         o modified its royalty agreement to provide for non-cash royalty payments;

         o reduced its general and administrative costs by converting its entire sales force from employees to independent sales representatives;

         o entered into a long-term agreement with Weck Closure Systems (a unit of Teleflex, Inc.) for the exclusive distribution of the PneumoSleeve and Protractor product lines;

         o        restructured its compensation packages with certain officers;
                  and

         o        eliminated additional administrative staff.

DEXTERITY ACQUISITION

         In January 1998, the Company acquired approximately 20% of the common stock of Dexterity, which was a business development subsidiary of Teleflex, Inc. In March 1999, the Company acquired the remaining capital stock of Dexterity by merging Dexterity into the Company (the "Dexterity Merger"), pursuant to a Plan of Merger and Acquisition Agreement between the Company and Dexterity (the "Dexterity Agreement"). Under the terms of the Dexterity Agreement, which was approved by the stockholders of the Company March 18, 1999, the Dexterity stockholders, other than the Company (the "Former Dexterity Stockholders"), received an aggregate of:


         o        $1,500,000 cash;

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

         In March 2000, the Warrants, Notes and Royalty Agreement were restructured. The maturity date of the Notes was extended by 19 months to October 18, 2001. The interest payable on the Notes for the year 2000 was paid in shares of Common Stock at a per share price of $1.00. The Warrants have been amended to reflect an exercise price per share of Common Stock of $1.00. In addition, the Royalty Agreement was restructured to allow the Company to pay the first $400,000 in Royalty due for 2000 in shares of Common Stock, valued at $1.00 per share. The Company will have a Royalty due on April 30, 2001 of $414,321.

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

         The Company could potentially benefit from this focus on cost containment and on managed care. Both minimally invasive surgery, or MIS and HALS decrease operating room time, including anesthesia and patient recovery time, and is highly cost effective. Doctors, patients, employers and payors all value decreased patient recovery time. This could lead to potential increases in volume as minimally invasive procedures are selected over alternative techniques. However, an undue focus on discrete costs or similar limits which fail to consider the overall value of these advanced procedures could adversely impact the Company. Some hospitals may also lose per night revenues through reduced post-operative care requirements as to procedures performed by MIS and HALS, which could influence their analysis of acceptance of newer procedures. The Company is adapting itself to this environment by promoting the cost effectiveness of its products, by striving to efficiently produce and/or distribute the highest quality products at the lowest cost, and by assisting hospitals and payors in achieving meaningful cost reductions for the health care system while retaining the quality of care permitted by the Company's products.

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

PROPRIETARY PRODUCTS

         The Company's proprietary products are the Dexterity PneumoSleeve and the Dexterity Protractor.

DISTRIBUTION

         The Company markets its proprietary products to hospitals, purchasing groups and surgeons through Weck as its sole distributor. The Company distributes MIS products of other companies through its independent contractors.

COMPETITION

         The primary market in which the Company competes is the HALS instrument market. This market is highly competitive and in the current healthcare environment, cost containment has become a significant factor in purchasing decisions by hospitals. The Company competes in the HALS market with Applied Medical and Smith & Nephew. The HALS market also competes the MIS market. The MIS market is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. The United States Surgical Corporation ("U.S. Surgical") is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that have led to the growth of the industry. U.S. Surgical supplies a broad line of products to the MIS industry, including products which facilitate access, assessment and treatment. Ethicon Endo-Surgery ("Ethicon"), a Johnson & Johnson company, has made a major investment in the MIS field in recent years and is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

         The Company believes that the primary competitive factors affecting its business are the safety and effectiveness of the products offered, ease of product use, product reliability, price, physician familiarity with the manufacturer and its products, distribution channels, third party reimbursement policies and the timing of market introduction of its competitors' products.

         All of the Company's competitors and potential competitors have substantially greater resources, including easier access to capital, research and development personnel, extensive manufacturing and marketing capabilities, broad and well established product lines as well as ancillary services, such as training programs. Some of the Company's competitors have long-term or preferential supply arrangements with certain hospitals. Such arrangements may prevent the Company from obtaining access to such hospitals. In addition, it is possible that other large healthcare companies may enter the MIS device market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that may be developed or distributed by the Company and such companies also may be more successful than the Company in production and marketing. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the development and commercialization expenses incurred with respect to those products.

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

DEPENDENCE ON WECK AND MCT

         Because we have no sales, marketing, distribution or manufacturing capabilities, we will depend on third parties to successfully perform these functions on our behalf. We rely completely on Weck Closure Systems for our sales, marketing and distribution of our products. Weck is a subsidiary of our largest shareholder. Weck may develop and commercialize, either alone or with others, products that are similar to or competitive with the products we sell. Our agreement with Weck is subject to termination under various circumstances, including, in many cases, on short notice. If Weck terminated our distribution agreement, we would have difficulty arranging for another third party to distribute our products and our business and financial condition would be materially impaired.

         We currently rely upon Medical Creative Technologies, Inc., or MCT, to manufacture our products. MCT and the Company each own certain patents covering our proprietary products and share ownership of other patents covering these products. MCT has granted the Company an exclusive license to the patents it holds covering the Company's proprietary products. We do not currently have a written manufacturing agreement with MCT. As such, MCT could terminate the oral manufacturing agreement at any time. If the agreement is terminated, the Company believes other companies could manufacture its products. However, the transition from MCT to another manufacturer could cause delays in shipments of our products and may reduce our revenues. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to market our products. Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

DEPENDENCE ON KEY PERSONNEL

         The success of the Company will be largely dependent on the efforts of Richard A. Woodfield, President and Chief Executive Officer of the Company and Randall K. Boatright, Executive Vice President, Chief Financial Officer and Secretary of the Company. The Company has entered into employment agreements with each of Mr. Boatright and Mr. Woodfield. The Company does not maintain key man life insurance on either Mr. Boatright or Mr. Woodfield. The loss of the services of one or more key employees could have an adverse effect on the Company.

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

PRODUCT LIABILITY AND INSURANCE

         The sale of HALS products by the Company entails the risk of product liability claims, involving both potential financial exposure and associated adverse publicity. The Company's current product liability insurance coverage limits are $1,000,000 per occurrence and $2,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its current and potential products. In addition, the insurance is expensive and may not be available in the future on acceptable terms, or at all. In addition, if such insurance is available, there can be no assurance that the limits of coverage of such policies will be adequate. A successful product liability claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition or results of operations.

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

ADDITIONAL BUSINESS RISKS

         HISTORY OF LOSSES; PROFITABILITY UNCERTAIN. The Company has experienced operating losses since its inception on January 1, 1989. At December 31, 2000, the Company had an accumulated deficit of approximately $28.7 million, including losses applicable to common stockholders of $5.9 million and $3.3 million in 2000 and 1999, respectively. Prior to 1996 the Company was a development stage company focused primarily on obtaining FDA approval of two medical devices. However, the Company determined not to initiate any further work on obtaining FDA approval of the devices and in 1998, sold their rights to such devices for a cash payment and a royalty on all future sales of such devices. The Company generated revenues of approximately $6.6 million during the year ended December 31, 2000.

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

         FUTURE ADDITIONAL CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE. The Company's capital requirements will depend on numerous factors, including its ability to restructure its cash obligations, market acceptance and demand for its products and the Company's ability to control its expenses. The timing and amount of such capital requirements cannot be accurately predicted. The holder of the Company's convertible debentures has the right to demand immediate repayment of the entire amount outstanding, which was $2,970,000 at December 31, 2000. In addition, at December 31, 2000, the current portion of the Company's other long-term obligations was approximately $3,149,000. The Company does not believe its revenues and other sources of liquidity will provide adequate funding for its current capital requirements. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. There can be no assurance that such additional funding will be available on terms attractive to the Company or at all. In the event the Company is required to raise additional funds, it does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

         BECAUSE WE HAVE NO SALES, MARKETING, DISTRIBUTION OR MANUFACTURING CAPABILITIES, WE WILL DEPEND ON THIRD PARTIES TO SUCCESSFULLY PERFORM THESE FUNCTIONS ON OUR BEHALF. WE HAVE NO SALES, MARKETING, DISTRIBUTION OR MANUFACTURING CAPABILITIES. We rely completely on Weck Closure Systems for our sales, marketing and distribution of our products. Weck is a subsidiary of our largest shareholder. Weck may develop and commercialize, either alone or with others, products that are similar to or competitive with the products we sell. Our agreement with Weck is subject to termination under various circumstances, including, in many cases, on short notice. If Weck terminated our distribution agreement, we would have difficulty arranging for another third party to distribute our products and our business and financial condition would be materially impaired.

         We currently rely upon Medical Creative Technologies, Inc., or MCT, to manufacture our products. MCT and the Company equally own the patent covering our products. We do not currently have a written agreement with MCT. As such, MCT could terminate the oral agreement at any time. If the agreement is terminated, the Company believes other companies could manufacture its products. However, the transition from MCT to another manufacturer could cause delays in shipments of our products and may reduce our revenues. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to market our products. Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

         PRIVATE PLACEMENTS. Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc. and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. The Series C Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of Common Stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series C Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. In the event two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

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

         In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of 8% Series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. In March 2000, 150 shares of Series A Preferred Stock were converted into 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.54. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make the January 1998 equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. In March 2000, the Debentures were modified to provide that the interest payable between February 1, 2000 through January 31, 2001 shall be paid in shares of Common Stock, valued at $1.00 per share. The remaining principal balance will mature in December 2004. The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt to Net Worth Ratio of no greater than .99:1;
(ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and therefore, is in technical default under the Debentures. Accordingly, the holders have the right to demand the immediate repayment of the entire amount outstanding. Although the Company is current on its interest and principal repayment obligations under the Debentures, the Company currently does not have sufficient resources to fund such amounts in the event of acceleration of the entire amount outstanding. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $1.00 per share of Common Stock. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $1.00 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 3,000,000 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. As the Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder now has the option to redeem the Debentures for the entire amount outstanding, which was $2,970,000 at December 31, 2000. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

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

         EFFECTS OF DELISTING FROM NASDAQ SMALLCAP MARKET; LACK OF LIQUIDITY OF LOW PRICED STOCKS. On October 24, 2000, the Company's Common Stock was delisted from the Nasdaq SmallCap Market. Trading in the Common Stock is now be conducted in the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock has been impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage of the Company and lower prices for the Company's securities.

         In addition, trading in the Common Stock is also subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (which are generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock which could severely limit the market liquidity of Common Stock and the ability of stockholders to sell their shares of Common Stock in the secondary market.

         STOCK PRICE VOLATILITY. The stock market in general, and stocks of medical device companies and stocks traded on the "Bulletin Board" in particular, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations have in the past and may continue in the future to adversely affect the market price of the Company's Common Stock. In addition, the market price of the Common Stock has been and is likely to continue to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, the FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents of proprietary rights, public concern as to the safety of products developed or marketed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, or the medical device industry generally or general market conditions may have a significant effect on the market price of the Company's Common Stock.

         SHARES ELIGIBLE FOR FUTURE SALE OR ISSUANCE. Sales of shares of Common Stock by existing stockholders under Rule 144 of the Securities Act, or through the exercise of outstanding vested options or the conversion of the Debentures or Preferred Stock, could have an adverse effect on the price of the Common Stock. At March 15, 2001, virtually all of the 11.5 million shares of Common Stock outstanding are eligible for sale in the public market. In addition, at December 31, 2000 there were outstanding options to acquire up to approximately 1,572,100 shares of Common Stock, warrants to acquire 1,697,500 shares of Common Stock, 3,000,000 shares of Common Stock issuable upon conversion of the Debentures, 662,338 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 665,584 shares of Common Stock issuable upon conversion of the Series B Preferred Stock and 400,000 shares of Common Stock issuable upon conversion of Series C Preferred Stock. In the event a large number of shares are sold in the public market over a short period of time, the market price for Common Stock could decline.

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

EMPLOYEES

         As of March 15, 2001, the Company employed 7 persons, of which 6 were full-time and 1 was part-time. None of the Company's employees are represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company as of March 15, 2001 and their names, ages, positions and tenure with the Company are as follows:


                                                                                                                        OFFICER
        NAME                                   AGE                           POSITION                                    SINCE
        ----                                   ---                           --------                                    -----
Richard A. Woodfield                           58        President and Chief Executive Officer                            1998

Randall K. Boatright                           52        Executive Vice President, Chief Financial                        1992
                                                         Officer and Secretary

Frederic C.  Feiler, Jr.                       41        Vice President                                                   1999


         There are no arrangements or understandings pursuant to which any of the officers listed were elected as officers. Officers are elected annually by the Board of Directors at its first meeting following the Annual Meeting of Stockholders, each to hold office until the corresponding meeting of the Board in the next year or until his successor shall have been elected or shall have been qualified.

ITEM 2.  PROPERTIES

         The Company currently leases corporate headquarters in San Antonio, Texas, under a lease expiring in May 2002. The Company currently leases office and distribution facilities in Atlanta, Georgia, under a lease in March 2002. During 2000 the Company paid aggregate rentals of approximately $154,000.


ITEM 3.  LEGAL PROCEEDINGS

         The Company filed a lawsuit for breach of contract on September 11, 2000 in the Superior Court of the State of California, City and County of San Francisco, against General Surgical Innovations, Inc. and United States Surgical Corporation. The lawsuit relates to the unilateral termination of the Company's distribution agreement with GSI

         The Company had a $359,940.80 judgment entered against it in February 2001 as a result of a lawsuit filed against it in Georgia state court alleging breach of contract. The Company has filed a motion for a new trial and, in the event the motion is denied, the Company intends to appeal the judgment. The Company believes it has meritorious defenses to the lawsuit and intends to vigorously defend itself. In the event of an unfavorable outcome, the Company believes that it is entitled to indemnification from the former shareholders of Val-U-Med, Inc. for 42% of any ultimate judgment.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Common Stock, $.001 par value ("Common Stock"), of the Company trades on the OTC Bulletin Board under the symbol "DEXT." The Common Stock traded under the symbol "LQMD" from August 1992 until March 1999. The Common Stock is traded on the OTC Bulletin Board. The Common Stock was traded on the NASDAQ SmallCap Market until October 24, 2000. The following table presents the range of high and low sales prices for the Common Stock as reported by the Nasdaq Stock Market for the periods indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.



QUARTER ENDED                   HIGH         LOW
-------------                   ----         ---
Fiscal 2000:

Fourth Quarter                $ .5000     $ .0938
Third Quarter                   .8438       .3125
Second Quarter                 1.6250       .6250
First Quarter                  3.7500       .6875

Fiscal 1999:

Fourth Quarter                $1.7500     $ .8750
Third Quarter                  1.8750       .8438
Second Quarter                 1.8750      1.0625
First Quarter                  2.1250       1.800


         At March 15, 2001, there were approximately 172 record holders of Common Stock and approximately 2,487 beneficial holders of Common Stock.

         The Company has not in the past declared any cash dividends on the Common Stock, and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 2 regarding Dexterity Surgical, Inc. and its subsidiary's and affiliates' (collectively, the "Company") financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the Company's ability to raise capital, the Company's dependence on its sole manufacturer and sole distributor, the Company's ability to distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, technological change, changes in industry practices, one-time events and other factors described herein, and in the Company's annual, quarterly and other reports filed with the SEC (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

OVERVIEW

         In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. As background, Origin Medsystems ("Origin") products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, U. S. Surgical Corporation ("Surgical") purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in September 2000 against Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be based on results, if any, obtained. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sales representatives and eliminated additional administrative staff. In aggregate, the Company reduced its number of employees from 66 at December 31, 1999 to 6 at March 15, 2001. In addition, certain officers of the Company agreed to restructure their compensation packages to increase short term cash flow. As a further consequence of the cancelled GSI agreement, accounts receivable declined 75% to $730,000 at December 31, 2000, from $2,866,000 at December 31, 1999.

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last five fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development. As of December 31, 2000, the Company had an accumulated deficit of approximately $28,664,000. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

         The Company's future operating results will depend on many factors, including the Company's ability to distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company to maintain scientifically advanced technology, the ability of the Company's customers to be reimbursed by third-party payors and other factors described in this Annual Report on Form 10-KSB.

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

         o        $1,500,000 cash;

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

         On June 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. The Company believes this agreement will allow it to benefit from a large, established worldwide sales force and to continue to reduce overhead expenses. Sales to WCS accounted for 27% of total net sales for the year ended December 31, 2000.

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

         In March 2000, the Warrants, Notes and Royalty Agreement were restructured. The maturity date of the Notes was extended by 19 months to October 18, 2001. The interest expense on the Notes for the year 2000 was paid in shares of Common Stock at a per share price of $1.00. The Warrants were amended to reflect an exercise price per share of Common Stock of $1.00. In addition, the Royalty Agreement was restructured to allow the Company to pay the first $400,000 in Royalty due for 2000 in shares of Common Stock, valued at $1.00 per share. The Company will have a cash royalty due on April 30, 2001 of $414,321.

         At December 31, 2000, the Company had current assets of $2,077,000 and current liabilities of $9,391,000 resulting in a working capital deficit of $7,314,000. This compares to a working capital deficit of $743,000 at December 31, 1999. The increase in working capital deficit is primarily due to the operating losses incurred during 2000 as well as the classification of convertible debentures in default as current.

         In April 1999, the Company acquired a new maximum $5,000,000 revolving line of credit from a financial institution whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At December 31, 2000, the outstanding balance due on such line of credit was $754,000 and an additional $217,000 was available under the current borrowing base.

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

         In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred stock were converted to 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is currently convertible into share of Common Stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of common Stock, at a per share price less than $1.54. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make the January 1998 equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest and also require monthly principal payments, which commenced in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. In March 2000, the Debentures were modified to provide that the interest payable between February 1, 2000 through January 31, 2001 shall be paid in shares of Common Stock, valued at $1.00 per share. Upon modification, 270,000 shares of Common Stock valued at $270,000 were issued in advance of interest due through January 31, 2001.

         The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt to Net Worth Ratio of no greater than
 .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and therefore, is in technical default under the Debentures. Accordingly, the holders have the right to demand the immediate repayment of the entire amount outstanding which was $2,970,000 at December 31, 2000. Although the Company is current on its interest and principal repayment obligations under the Debentures, the Company currently does not have sufficient resources to fund such amounts in the event of acceleration of the entire amount outstanding.

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

         For the year ended December 31, 2000, operating activities provided cash of $987,000. Investment activities during the period utilized cash of $36,000. During the period, the Company's financing activities used cash of $1,023,000 primarily from the net decrease in the outstanding balance of the line of credit.

         For the year ended December 31, 1999, operating activities utilized cash of $1,484,000. Investment activities during the period utilized cash of $1,072,000, primarily due to the acquisition of Dexterity. During 1999, the Company's financing activities provided $1,025,000 primarily from new borrowings.

         The Company does not believe its revenues and other sources of liquidity will provide adequate funding for its current capital requirements. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. The holder of the Company's convertible debentures has the right to demand immediate repayment of the entire amount outstanding, which was $2,970,000 at December 31, 2000. In addition, at December 31, 2000, the current portion of the Company's other long-term obligations was approximately $3,149,000. There can be no assurance that such additional funding will be available on terms attractive to the Company or at all. In the event the Company is required to raise additional funds, it does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

RESULTS OF OPERATIONS FOR YEAR ENDING DECEMBER 31, 2000

         On February 19, 2001, in Andrieni vs. LifeQuest Medical, Inc., et al, Civil Action File No. E-71617 in Fulton County (Georgia) Superior Court, the jury rendered a verdict in favor of plaintiffs in the amount of $297,000 plus statutory interest. The Company intends to file a motion for new trial in the matter and, in the event such motion is denied, to appeal the judgment. In the event of an unfavorable outcome, the Company believes that it is entitled to indemnification from the former shareholders of Val-U-Med, Inc. for 42-100% of any ultimate judgment. The Company recorded an expense and accrued liability of approximately $360,000 as of December 31, 2000.

         In February 2000, the Company's principal supplier, GSI, terminated its distribution agreement with the Company. As background, Origin products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, Surgical purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in September 2000 against Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be based on results, if any, obtained. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force form employees to independent sales representatives and eliminated additional administrative staff.

In addition, certain officers of the Company agreed to restructure their compensation packages to increase short term cash flow.

         For the year ended December 31, 2000, the Company reported a loss from operations of $4,384,000 as compared with a loss from operations of $2,079,000 for the year ended December 31, 1999. For the year ended December 31, 2000, the Company reported a net loss applicable to common stock of $5,923,000 or $.53 per basic and diluted share. This compares with a net loss applicable to common stock of $3,273,000 or $.34 per basic and diluted share for the year ended December 31, 1999. The increased loss is primarily due to the aforementioned loss of the GSI contract, as well as the unfavorable judgment in the Andrieni litigation. Also, the loss includes the impairment loss related to the licensed rights to the impact mount technology of $427,000 and the Apollo clip applier technology of $200,000.

         Net sales decreased 69% in 2000 as compared with 1999. Net sales were $6,587,000 for 2000 and $21,013,000 for 1999. These declines were primarily due to the cancelled GSI agreement.

         Gross profit from net sales was $3,325,000 in 2000 versus $9,198,000 in 1999. The corresponding gross profit margins were 50% in 2000 and 44% in 1999. The improvement in margins is primarily due to the increased proportion of the Company's proprietary products, the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R), within the sales mix. Margins for 2000 would have been higher except for a $550,000 addition to the inventory reserve for discontinued product lines.

         In 2000, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, decreased 47% to $5,094,000 from $9,630,000 in 1999. The decline in these expenses was primarily due to the previously discussed cost cutting actions taken by the Company in response to the cancellation of the GSI agreement. However, as a percentage of net sales, selling, general and administrative expenses have increased: 77% for 2000 versus 46% for 1999. This percentage increase is due to fixed expenses and the sales decline. The Company continues to strive to reduce fixed costs whenever possible. In May 2000, the Company subleased approximately 65% of the San Antonio facility at a savings of $8,000 per month. Also, in March 2001, the Company closed the Atlanta facility and anticipates an expense savings of approximately $15,000 per month.

         Depreciation and amortization expense increased 26% to $1,982,000 in 2000 from $1,577,000 in 1999. This increase is due to a full year of amortization of the licensed technology rights acquired in conjunction with Dexterity.

         Interest expense was $1,439,000 in 2000 and $1,104,000 in 1999, an increase of 30%. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit and interest on the note payable due to the former stockholders of Dexterity.

RESULTS OF OPERATIONS FOR YEAR ENDING DECEMBER 31, 1999

         The Company reported a loss from operations of $2,079,000 for the year ended December 31, 1999 as compared with a loss from operations of $2,046,000 for the year ended December 31, 1998. For the year ended December 31, 1999, the Company reported a net loss applicable to common stock of $3,273,000 or $.34 per basic and diluted share. This compares with a net loss applicable to common stock of $2,114,000 or $.30 per basic and diluted share for the year ended December 31, 1998. While loss from operations was virtually flat, reported results for 1999 were adversely impacted by increased noncash amortization expense (see below) and the transition of the Company from distributing products of Origin Medsystems ("Origin") to distributing products of General Surgical Innovations ("GSI"). Origin products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, U. S. Surgical ("Surgical") purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month.

         The Company is continually monitoring non-profitable divisions and non-performing assets. Accordingly, during 1999, the Company closed the Technologies division and the Surgical Systems division at an approximate cost of $30,000.

         Net sales increased 14% in 1999 as compared with 1998. Net sales were $21,013,000 for 1999 and $18,492,000 for 1998. These increases were due to continued sales growth throughout the Company within existing product lines.

         Gross profit from net sales was $9,198,000 in 1999 versus $8,178,000 in 1998. The corresponding gross profit margins were 44% in 1999 and 1998. Improvement in margins due to the increased proportion of the Company's proprietary products, the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R), within the sales mix was offset by a decrease in commissions earned in 1999 of approximately $502,000 or 43% from 1998 due to the closing of the Surgical Systems division.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Previously Reported.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this Item will be contained in the Company's Proxy Statement for 2001 Annual Meeting, which is incorporated herein by reference.

         See also "Executive Officers of the Registrant" under Part I, Item 1, herein.

ITEM 10. EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's Proxy Statement for 2001 Annual Meeting, which is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item will be contained in the Company's Proxy Statement for 2001 Annual Meeting, which is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's Proxy Statement for 2001 Annual Meeting, which is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                        Page
                                                                                                        ----
Report of Independent Auditors......................................................................     F-1

Consolidated Balance Sheets at December 31, 2000 and 1999..........................................      F-2

Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 ...............     F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999 .....     F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 ...............     F-6

Notes to Consolidated Financial Statements .........................................................     F-8


2. EXHIBIT INDEX

EXHIBIT
NUMBER            IDENTIFICATION OF EXHIBIT

2.1 Plan of Merger and Acquisition Agreement dated December 18, 1998 between Dexterity Incorporated and the Company (incorporated by reference herein to Exhibit 2.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

3.1*              Restated Certificate of Incorporation, as amended

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

10.15 Series A Cumulative Convertible Stock Purchase Agreement dated August 11, 1998, among the Company, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance U.S. Growth & Income Trust, PLC (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30,
                  1998).

10.16 Series A Cumulative Convertible Preferred Stock Purchase Agreement dated August 11, 1998, among the Company, Richard A. Woodfield and R. Michael Yates (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.17 Series B Convertible Stock Purchase Agreement dated November 19, 1998, among the Company, Renaissance Capital Growth & Income Trust Fund III, Inc. and Renaissance U.S. Growth & Income Trust, PLC. (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.18             Amended Employment Agreement between the Company and Richard
                  A. Woodfield dated December 15, 1998. (incorporated by reference herein to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.19             Amended Stock Option Agreement between the Company and Richard
                  A. Woodfield dated December 15, 1998. (incorporated by reference herein to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.20 Series B Convertible Preferred Stock Purchase agreement dated January 21, 1999 between the Company and Richard A. Woodfield (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

10.21 Consulting Agreement between the Company and Christopher Black dated March 18, 1999 (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

10.22 Royalty Agreement among the Company and TFX Equities Incorporated dated March 18, 1999 (incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

10.23 Registration Rights Agreement among the Company and Dexterity Stockholders dated March 18, 1999 (incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999.

10.24 Exclusive Distribution Agreement between the Company and Weck Closure Systems, LLC dated July 1, 2000 (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-L filed September 13, 2000).

10.25*            Amended Employment Agreement between the Company and Randall
                  K. Boatright dated December 1, 2000.

10.26* Series C Convertible Preferred Stock Purchase Agreement dated July 31, 2000.

22                Subsidiaries

                                                                     Name Under Which
               Name                   State of Incorporation         Doing Business
               ----                   ----------------------         ----------------
               ValQuest Medical, Inc.        Nevada                  ValQuest Medical, Inc.



23.1*             Consent of Ernst & Young LLP


* Filed herewith

(b) REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K on January 12, 2000 which announced the attempted cancellation by the United States Surgical Innovations, Inc. distribution agreement with the Company.

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

                                DEXTERITY SURGICAL, INC.


March 30, 2001                  By         /s/ Richard A. Woodfield
                                  ---------------------------------------------
                                               Richard A. Woodfield
                                       President and Chief Executive Officer

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

SIGNATURE                                               TITLE                                    DATE
---------                                               -----                                    ----
/s/ Richard A. Woodfield                President, Chief Executive Officer                  March 30, 2001
----------------------------------      and Director (Principal Executive
Richard A. Woodfield                    Officer)

/s/ Randall K. Boatright                Executive Vice President, Chief                     March 30, 2001
----------------------------------      Financial Officer and Director
Randall K. Boatright                    (Principal Financial and
                                        Accounting Officer)

/s/ Jeffrey H. Berg, Ph.D.              Director                                            March 30, 2001
----------------------------------
Jeffrey H. Berg, Ph.D.

/s/ Robert L. Evans                     Director                                            March 30, 2001
----------------------------------
Robert L. Evans

/s/ William H. Bookwalter               Director                                            March 30, 2001
----------------------------------
William H. Bookwalter

/s/ Christopher K. Black                Director                                            March 30, 2001
----------------------------------
Christopher K. Black

                         Report of Independent Auditors



Board of Directors and Stockholders
Dexterity Surgical, Inc.

We have audited the accompanying consolidated balance sheets of Dexterity Surgical, Inc. (the Company), formerly LifeQuest Medical, Inc. (a Delaware corporation), and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dexterity Surgical, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Dexterity Surgical, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring net losses and has an accumulated deficit. In addition, the Company has not complied with certain covenants associated with its convertible debentures. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                            /s/ERNST & YOUNG LLP
San Antonio, Texas
March 9, 2001

                    Dexterity Surgical, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                      DECEMBER 31
                                                                2000            1999
                                                            -----------     -----------
ASSETS
Current assets:
   Cash and cash equivalents                                $    42,085     $   113,384
   Accounts receivable (net of allowance for doubtful
     accounts of $46,418 and $105,000 in 2000 and 1999,
     respectively)                                              730,306       2,865,824
   Accounts receivable from related parties                      15,000          41,066
   Inventories, net                                           1,050,927       2,315,875
   Prepaid and other assets                                     238,923         120,006
                                                            -----------     -----------
Total current assets                                          2,077,241       5,456,155

Property, plant, and equipment                                1,345,864       1,324,699
Less accumulated depreciation                                   812,128         677,525
                                                            -----------     -----------
Net property, plant, and equipment                              533,736         647,174

Deferred finance charges                                        215,494         290,326

Investments                                                   1,202,500       1,202,500

Intangible assets:
   Licensed technology rights and other, less
     accumulated amortization of $2,679,609 and
     $1,138,798 in 2000 and 1999, respectively               15,160,883      17,030,212
   Goodwill, net, less accumulated amortization of
     $839,150 and $629,738 in 2000 and 1999,
     respectively                                             1,293,082       1,464,406
                                                            -----------     -----------
Net intangible assets                                        16,453,965      18,494,618
                                                            -----------     -----------
Total assets                                                $20,482,936     $26,090,773
                                                            ===========     ===========


                                                                          DECEMBER 31
                                                                   2000                 1999
                                                               ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $  2,732,846         $  2,847,579
   Accrued liabilities                                              539,379              782,359
   Current portion of long-term obligations, including
     debt in default of $2,970,000 at December 31, 2000
                                                                  6,119,039            2,569,378
                                                               ------------         ------------
Total current liabilities                                         9,391,264            6,199,316
Minority interest                                                    47,248              106,544

Long-term notes payable                                                  --            1,000,000
Convertible debentures                                                   --            2,970,000
Royalty obligation                                                4,992,864            5,432,382
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value; 2,000,000 shares
     authorized; 2,445 (2000) and 2,195 (1999) shares
     issued and outstanding                                               2                    2
   Common stock, $.001 par value; 50,000,000 shares
     authorized; 11,521,492 (2000) and 10,212,742
     (1999) shares issued and outstanding
                                                                     11,522               10,213
   Additional paid-in capital                                    32,333,504           30,742,313
   Warrants                                                       2,370,900            2,370,900

   Accumulated deficit                                          (28,664,368)         (22,740,897)
                                                               ------------         ------------
Total stockholders' equity                                        6,051,560           10,382,531
                                                               ------------         ------------
Total liabilities and stockholders' equity                     $ 20,482,936         $ 26,090,773
                                                               ============         ============


See accompanying notes.

                    Dexterity Surgical, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                   YEAR ENDED DECEMBER 31
                                                                  2000                1999
                                                             ------------         ------------
Net sales                                                    $  6,586,678         $ 21,012,550

Cost and expenses:
   Cost of sales                                                3,261,533           11,814,270
   Research and development                                         6,265               69,755
   Selling, general, and administrative                         5,093,637            9,630,401
   Depreciation and amortization                                1,982,332            1,577,091
   Impairment of intangible assets                                627,273                   --
                                                             ------------         ------------
                                                               10,971,040           23,091,517
                                                             ------------         ------------
Loss from operations                                           (4,384,362)          (2,078,967)

Other income (expense):
   Interest expense                                            (1,438,548)          (1,104,471)
   Gain on sale of assets, net                                         --               61,878
   Investment and other income                                     17,463               53,619
   Loss on investment in affiliate                                     --              (30,000)
                                                             ------------         ------------
Net loss before minority interest                              (5,805,447)          (3,097,941)

Minority interest in net loss of consolidated
   subsidiary                                                      58,909                   --
                                                             ------------         ------------
Net loss                                                       (5,746,538)          (3,097,941)

Less: dividend requirement on cumulative
   convertible preferred stock                                    176,933              175,480
                                                             ------------         ------------

Net loss applicable to common stock                          $ (5,923,471)        $ (3,273,421)
                                                             ============         ============

Basic and diluted loss per share of common stock             $       (.53)        $       (.34)
                                                             ============         ============
Weighted average shares outstanding used in computing
   basic and diluted loss per share of common stock            11,130,368            9,571,075
                                                             ============         ============

See accompanying notes.

                    Dexterity Surgical, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                             PREFERRED STOCK                 COMMON STOCK
                                   -------------------------------    ------------------------------
                                   SHARES ISSUED                      SHARES ISSUED                      ADDITIONAL
                                        AND            $.001 PAR           AND           $.001 PAR         PAID-IN
                                    OUTSTANDING          VALUE         OUTSTANDING          VALUE          CAPITAL
                                   -------------      ------------    -------------     ------------     ------------

Balance, December 31, 1998                 2,170      $          2        7,212,742     $      7,213     $ 25,095,313
   Issuance of stock,
     Dexterity purchase                       --                --        3,000,000            3,000        5,622,000
   Issuance of warrants,
     Dexterity purchase                       --                --               --               --               --
   Compensation expense                       --                --               --               --               --
   Sale of preferred stock                    25                --               --               --           25,000
   Preferred stock dividends                  --                --               --               --               --
   Warrants issued for services               --                --               --               --               --
   Net loss                                   --                --               --               --               --
                                    ------------      ------------     ------------     ------------     ------------
Balance, December 31, 1999                 2,195                 2       10,212,742           10,213       30,742,313
   Conversion of preferred
     stock into common stock                (150)               --           93,750               94              (94)
   Issuance of stock, interest
     and royalty obligations                  --                --          790,000              790          789,210
   Issuance of stock,
     acquisition of MedWorks
     assets                                   --                --          400,000              400          399,600
   Sale of preferred stock                   400                --               --               --          400,000
   Issuance of common stock
     for services                             --                --           25,000               25            2,475
   Preferred stock dividends                  --                --               --               --               --
   Net loss                                   --                --               --               --               --
                                    ------------      ------------     ------------     ------------     ------------
Balance, December 31, 2000                 2,445      $          2       11,521,492     $     11,522     $ 32,333,504
                                    ============      ============     ============     ============     ============



                                      DEFERRED                         ACCUMULATED
                                    COMPENSATION        WARRANTS         DEFICIT             TOTAL
                                    ------------      ------------     ------------      ------------
Balance, December 31, 1998          $     (6,857)     $         --     $(19,467,476)     $  5,628,195
   Issuance of stock,
     Dexterity purchase                       --                --               --         5,625,000
   Issuance of warrants,
     Dexterity purchase                       --         2,310,000               --         2,310,000
   Compensation expense                    6,857                --               --             6,857
   Sale of preferred stock                    --                --               --            25,000
   Preferred stock dividends                  --                --         (175,480)         (175,480)
   Warrants issued for services               --            60,900               --            60,900
   Net loss                                   --                --       (3,097,941)       (3,097,941)
                                    ------------      ------------     ------------      ------------
Balance, December 31, 1999                    --         2,370,900      (22,740,897)       10,382,531
   Conversion of preferred
     stock into common stock                  --                --               --                --
   Issuance of stock, interest
     and royalty obligations                  --                --               --           790,000
   Issuance of stock,
     acquisition of MedWorks
     assets                                   --                --               --           400,000
   Sale of preferred stock                    --                --               --           400,000
   Issuance of common stock
     for services                             --                --               --             2,500
   Preferred stock dividends                  --                --         (176,933)         (176,933)
   Net loss                                   --                --       (5,746,538)       (5,746,538)
                                    ------------      ------------     ------------      ------------
Balance, December 31, 2000          $         --      $  2,370,900     $(28,664,368)     $  6,051,560
                                    ============      ============     ============      ============


See accompanying notes.

                    Dexterity Surgical, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                     YEAR ENDED DECEMBER 31
                                                                       2000            1999
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(5,746,538)     $(3,097,941)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                     232,110          228,882
     Amortization                                                   1,750,222        1,348,209
     Accretion of royalty obligation                                  747,786          550,134
     Amortization of deferred finance charges                          74,832           60,445
     Deferred compensation expense                                         --            6,857
     Noncash interest expense                                         367,500               --
     Noncash consulting expense                                        42,375            9,625
     Gain on disposal of fixed assets                                      --          (61,878)
     Impairment of intangible assets                                  627,273               --
     Loss on investment in affiliate                                       --           30,000
     Minority interest in net loss of consolidated subsidiary
                                                                      (58,909)              --
     Changes in operating assets and liabilities:
       Decrease in accounts receivable, net                         2,135,518          122,886
       Decrease in accounts receivable from related parties            26,066           15,553
       Decrease (increase) in inventories, net                      1,283,337         (615,376)
       Increase in prepaid and other assets                          (136,292)         (30,266)
       (Decrease) increase in accounts payable                       (114,733)         213,153
       Decrease in accrued liabilities                               (243,367)        (264,547)
                                                                  -----------      -----------
Net cash provided by (used in) operating activities                   987,180       (1,484,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment                           (49,318)        (154,125)
Proceeds on disposal of property, plant, and equipment
                                                                       13,500          154,835
Additions to licensed technology rights and other                          --          (40,126)
Acquisitions and investments, net of cash received                         --       (2,016,030)
Sales of short-term investments                                            --          983,714
                                                                  -----------      -----------
Net cash used in investing activities                                 (35,818)      (1,071,732)

                    Dexterity Surgical, Inc. and Subsidiaries


                                                                                        YEAR ENDED DECEMBER 31
                                                                                      2000                 1999
                                                                                  --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt - net                                                     $   (30,000)        $  (116,310)
Net (payments) proceeds on line of credit                                             (1,068,219)          1,822,452
Proceeds from issuance of preferred stock                                                400,000              25,000
Payments for deferred finance charges                                                         --            (184,382)
Payments on royalty obligation                                                          (147,509)           (346,435)
Payments of preferred stock dividends                                                   (176,933)           (175,480)
                                                                                     -----------         -----------
Net cash (used in) provided by financing activities                                   (1,022,661)          1,024,845
                                                                                     -----------         -----------
Net decrease in cash and cash equivalents                                                (71,299)         (1,531,151)
Cash and cash equivalents, beginning of year                                             113,384           1,644,535
                                                                                     -----------         -----------
Cash and cash equivalents, end of year                                               $    42,085         $   113,384
                                                                                     ===========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
Common stock issued in connection with interest obligations                          $   390,000         $        --
Common stock issued for minimum royalty obligation                                       400,000                  --
Common stock issued in connection with acquisitions/investments                          400,000           5,625,000
Fair value of warrants issued in connection with acquisitions                                 --           2,310,000
Present value of minimum royalty obligation assumed in acquisitions                           --           5,945,609
Notes payable issued in connection with acquisitions                                          --           1,000,000
Liabilities assumed in connection with acquisitions                                           --             402,695
Fair value of common stock and warrants issued for professional services                   2,500              60,900

See accompanying notes.

                    Dexterity Surgical, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


1.  ORGANIZATION AND DESCRIPTION OF THE COMPANY AND RISK FACTORS

Dexterity Surgical, Inc., a Delaware corporation (Dexterity or the Company), formerly LifeQuest Medical, Inc. (LifeQuest) (see Note 6), was incorporated on December 23, 1988, and commenced operations on January 1, 1989. The Company is engaged in the development, commercialization, and distribution of proprietary and nonproprietary medical devices. Effective January 1, 1998, the Company merged each of its wholly owned subsidiaries, LifeQuest Endoscopic Technologies, Inc. (LQET), Klein Medical, Inc. (Klein), and Val-U-Med, Inc., into the Company. The Company also owns 82% of ValQuest Medical, Inc. (Valquest). The accompanying consolidated financial statements include the accounts of Dexterity and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior year have been reclassified to conform to the 2000 presentation.

In February 2000, the United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, terminated its General Surgical Innovations, Inc. (GSI) distribution agreement with the Company related to balloon dissector, blunt tip trocar, and tacker products associated with minimally invasive hernia surgery. These products accounted for approximately 50% of sales and 44% of gross profit of Dexterity from the effective date of the distribution agreement, which was May 1, 1999, through February 2000, the termination month. The Company does not believe that U.S. Surgical has any right to cancel the agreement and is currently vigorously pursuing legal negotiations and remedies.

At December 31, 2000, the Company had an accumulated deficit of approximately $28.7 million. During the years ended December 31, 2000 and 1999, the Company incurred net losses of approximately $5.7 million and $3.1 million, respectively. The Company's cumulative losses have been funded primarily through the Company's initial public offering of common stock, private sales of common stock and preferred stock, debt financing, and the sale of convertible debentures. As discussed in Note 9, the Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures. Also, certain redemption rights of the holder associated with its convertible debentures were triggered by the delisting of the Company's common stock from the NASDAQ SmallCap Market. Therefore, the Company is in technical default under the convertible debentures, and the holder has the right to demand immediate repayment of the entire amount outstanding, which is $2,970,000 at December 31, 2000. Although the Company is current on its interest and principal repayment obligations

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


1.  ORGANIZATION AND DESCRIPTION OF THE COMPANY AND RISK FACTORS (CONTINUED)

under the convertible debentures, the Company currently does not have sufficient resources to fund such amounts in the event of acceleration of the entire amount outstanding. Additionally, the current portion of other long-term obligations due in 2001 totals approximately $3,149,000 at December 31, 2000. In the event the Company is required to raise additional funds, it does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships, or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities.

The Company has taken steps to improve its 2001 operating results and anticipated cash flows. Steps to improve operating results include reductions in selling, general, and administrative costs and increased sales of Dexterity products. During 2000 the Company executed agreements with the debt and obligation holders allowing the Company to fund interest on the convertible debentures and Dexterity note and a portion of the royalty obligation with stock, in lieu of cash. The Company is attempting to negotiate similar agreements to satisfy certain 2001 obligations with equity instruments. Based on current projections for 2001, management believes that the Company's operating results for 2001 will generate sufficient working capital, along with available cash and available borrowings under a revolving line of credit, to sustain its operations throughout the year, assuming the Company is successful in its negotiations with the holders of its debt and other obligations. However, there can be no assurances that these events will occur, that the Company can achieve all of the planned operating improvements, or that ultimately the projections of operating results will be achieved.

The medical devices industry in which the Company competes is highly competitive and dominated by a relatively small number of competitors with financial and other resources much greater than those possessed by the Company. The Company's ability to achieve increases in sales or to sustain current sales levels depends in part on the ability of the Company's suppliers to provide products in the quantities the Company requires. While the Company has written distribution agreements with certain of its suppliers, these agreements in certain instances provide for nonexclusive distribution rights and often include territorial restrictions that limit the geographical area in which the Company is

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


1.  ORGANIZATION AND DESCRIPTION OF THE COMPANY AND RISK FACTORS (CONTINUED)

permitted to distribute the products. The agreements are also generally short-term, are subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice.

These, and other factors which are beyond the control of the Company, provide no assurances that the Company will be able to successfully raise additional funds as needed or compete in the medical devices market. Failure to do so would have a material adverse effect on the Company's business, financial condition, results of operations, and ability to continue operations.

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

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

LICENSED TECHNOLOGY RIGHTS

Licensed technology rights are amortized upon the commencement of commercial sales of the underlying products. The amortization periods range from 7 to 17 years.

The carrying value of licensed technology rights, as well as related goodwill, is periodically reviewed by the Company for indicators of impairment. Impairments are recognized when the expected future operating cash flows derived from such licensed technology rights are less than their carrying value, and are measured by comparing the carrying value of the asset to discounted future cash flows. In 2000, the Company recognized impairments of approximately $627,000 on certain licensed technology rights due to a lack of expected future cash flows from the development of these technologies.

GOODWILL

The Company records the assets and liabilities of businesses acquired at fair value as of the purchase date. The excess of the purchase price over the net tangible and intangible assets acquired is recorded as goodwill and is being amortized over 10 years.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT DISCLOSURE

In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position. The Company currently manages its medical devices business as one operating segment.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123), establishes the use of the fair value-based method of accounting for stock-based compensation arrangements, under which compensation cost is determined as of the grant date and is recognized over the periods in which the related services are rendered. FAS 123 also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), to account for stock-based compensation related to option grants to employees and directors. The Company accounts for its stock-based award plans in accordance with APB 25, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Note 12 provides pro forma net loss and pro forma loss per share disclosures as if the stock-based awards had been accounted for using the provisions of FAS 123.

Awards granted to nonemployees for goods and services are accounted for using the Black-Scholes method prescribed by FAS 123 in accordance with Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." These awards are subject to periodic revaluation over their vesting terms. Any compensation is recognized over the vesting period, which is generally the performance period of the related contract.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expense was approximately $17,000 and $107,000 in 2000 and 1999, respectively.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling costs are included in net sales. Costs incurred for shipping and handling are included in selling, general, and administrative expenses. Shipping and handling costs were approximately $98,000 and $323,000 in 2000 and 1999, respectively.

NET LOSS PER SHARE

Basic earnings per share (EPS) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the years ended December 31, 2000 and 1999, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents, which consist of options, warrants, and convertible debt and equity securities, are antidilutive in loss periods. The average market price per share of the Company's common stock for the years ended December 31, 2000 and 1999 was $.85 and $1.52, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes new rules for the recognition and measurement of derivatives and hedging activities. FAS 133 is amended by FAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and FAS 138, "Accounting for Derivative Instruments and Hedging Activities" (an amendment to FAS 133), is effective for years beginning after June 15, 2000. The Company does not currently have any derivative financial instruments or engage in hedging activities, and expects the adoption of FAS 133 will have no impact on its financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition. SAB 101, as amended through June 26, 2000, was required to be implemented in the fourth quarter of 2000. Accordingly, the Company has implemented SAB 101 in the financial statements filed herewith. Implementation of this statement did not materially impact the financial position or results of operations of the Company.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB 25, "Accounting for Stock Issued to Employees." FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The requirements of FIN 44 are consistent with the Company's existing accounting policies.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10), which requires that amounts billed to customers for shipping and handling be reported in revenues and requires disclosure of costs incurred for shipping and handling if such costs are not included in cost of goods sold. The Company's revenue recognition policies were consistent with EITF 00-10, and disclosures have been made for shipping and handling costs not included in cost of goods sold.

3.  CONCENTRATION OF RISK

CREDIT RISK

The Company's accounts receivable are from various hospitals, clinics, and practicing surgeons. Ongoing credit evaluations of customers' financial conditions are performed, and generally, no collateral is required. The Company maintains reserves for potential credit losses, and such losses have not exceeded management's expectations.

CUSTOMERS

On June 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity Pneumo Sleeve and the Dexterity Protractor in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex, Inc.) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. The Company believes this agreement will allow it to benefit from a large, established worldwide sales force and to continue to reduce overhead expenses.

Sales to WCS represented 27% of the Company's net sales for the year ended December 31, 2000. Receivables from WCS represent 79% of net accounts receivable at December 31, 2000.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


3.  CONCENTRATION OF RISK (CONTINUED)

SUPPLIERS

The manufacturer and supplier of the Pneumo Sleeve and Protractor accounts for 45% of purchases for the year ended December 31, 2000.

The Company had one supplier that accounted for 47% of purchases for the year ended December 31, 1999. In February 2000, the supplier terminated its distribution agreement with the Company as explained in Note 1.

4.  INVENTORIES

Inventories at December 31 are summarized as follows:

                                                                        2000                 1999
                                                                    --------------       --------------

     Raw materials                                                  $        5,458       $       34,284
     Work in process                                                       341,964              338,048
     Finished goods                                                      1,423,505            2,185,025
     Allowances                                                           (720,000)            (241,482)
                                                                    --------------       --------------
                                                                    $    1,050,927       $    2,315,875
                                                                    ==============       ==============

5.  INVESTMENTS

In June 1998, the Company issued 370,000 shares of common stock at a per-share price of $3.25 with an aggregate value of $1,202,500 in exchange for approximately 4% of the ownership interests of Ana-Tech, L.L.C. (Ana-Tech), pursuant to a subscription agreement dated June 9, 1998. At the same time, Ana-Tech sold ownership interests for cash to third parties at the same unit price. The Company accounts for the investment in Ana-Tech using the cost method of accounting. The fair value of this investment approximates its carrying value at December 31, 2000. The Company also entered into an Assignment Agreement dated June 30, 1998 with Ana-Tech, pursuant to which the Company assigned all of its rights, duties, and obligations under its Osteoport device patent license agreement. As consideration for such assignment, the Company received $600,000 in cash and will receive a 5% royalty on future gross sales of the Osteoport device when commercialization begins.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


6.  MERGER

In December 1997, the Company entered into an agreement to acquire approximately 19% of the stock of Dexterity Incorporated (DI), formerly TFX Holding Co., for $1,000,000, which was paid in January 1998. DI, an affiliate of Teleflex, Inc., was a newly formed entity, and the Company began distribution of DI's minimally invasive surgical devices, the Dexterity Pneumo Sleeve and Dexterity Protractor, during 1998. The Company entered into an agreement in December 1998 to acquire the remaining DI stock it did not currently own. On March 18, 1999, the Company's stockholders approved the merger between the Company and DI. Contemporaneously with the merger, the Company changed its name to Dexterity Surgical, Inc. The Company accounted for this business combination as a purchase. The consideration given to the selling stockholders by the Company for the DI stock it did not previously own consisted of an aggregate of:

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

Prior to the March 18, 1999 merger with DI, the Company's 19% investment in DI had been accounted for as a cost investment. The 1998 financial statements were restated to account for the Company's original investment in DI under the equity method, as appropriate for a step-acquisition. The result of this restatement was a decrease in investments and an increase in accumulated deficit at December 31, 1998 of $140,000. The beginning balance of accumulated deficit in the Consolidated Statement of Stockholders' Equity reflects this adjustment.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


6.  MERGER (CONTINUED)

The Company's balance sheets as of December 31, 2000 and 1999 reflect the net assets and liabilities of DI on a fully consolidated basis.

The consolidated results of operations include the operations of DI since March 18, 1999. Unaudited pro forma consolidated results of operations for the year ended December 31, 1999, assuming the DI merger had occurred at January 1, 1999, would have been as follows:

                                                                     PRO FORMA
                                                                     (UNAUDITED)
                                                                     YEAR ENDED
                                                                    DECEMBER 31
                                                                        1999
                                                                 ----------------
     Net sales                                                   $     21,032,633

     Net loss                                                          (3,794,372)

     Basic and diluted loss per share of common stock                        (.39)


The foregoing pro forma information is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the DI merger occurred at the beginning of 1999, nor is it indicative of future results of operations.

7.  FEDERAL INCOME TAXES

As of December 31, 2000, the Company had net operating loss (NOL) carryforwards of approximately $19,492,000 for federal income tax purposes that are available to reduce future taxable income and will expire in 2006 through 2020 if not utilized. For federal income tax purposes, the Company has deferred, for future amortization, certain acquisition and research and development costs in the amount of $1,292,000. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when associated commercial operations commence. The Company received Internal Revenue Service (IRS) approval of its request for a change of

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


7.  FEDERAL INCOME TAXES (CONTINUED)

tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years. The Company also has research and development credit carryforwards that are available to offset future income taxes and expire in 2005 through 2010.

The tax effects of significant temporary differences representing income tax assets at December 31, 2000 and 1999 are as follows:

                                                                       2000             1999
                                                                   -----------      -----------
Capitalized research and development and acquisition costs         $   439,000      $   439,000
Royalty obligation                                                     117,359           12,548
Depreciation                                                            39,100           29,960
Accruals                                                               311,411          158,093
Reserves not deductible for tax                                        130,635          131,442
Research and development credit carryforwards                          560,920          560,920
Tax loss carryforwards                                               6,627,174        5,338,990
                                                                   -----------      -----------
Net deferred tax assets                                              8,225,599        6,670,953
Deferred tax valuation reserve                                      (8,225,599)      (6,670,953)
                                                                   -----------      -----------
Net deferred tax assets                                            $        --      $        --
                                                                   ===========      ===========

As there is no assurance of future income, a 100% valuation reserve in 2000 and 1999 has been established against the Company's net deferred tax assets. The Company will continue to evaluate the necessity for such valuation reserve in the future.

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

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


8.  LEASE OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

OPERATING LEASES

The Company leases office space under noncancelable operating leases expiring in 2002. Rentals are subject to escalation for increases in property taxes, insurance, and various other expenses. Future minimum rental payments of the Company under existing and pending operating lease agreements at December 31, 2000 are as follows:


     2001                         $      215,902
     2002                                 57,685
                                  --------------
                                  $      273,587
                                  ==============

Rent expense totaled approximately $154,000 and $333,000 for the years ended December 31, 2000 and 1999, respectively. Rent expense for the year ended December 31, 2000 is net of sublease income of approximately $61,000.

EMPLOYMENT AGREEMENTS

As of December 31, 2000, the Company has entered into various employment agreements that provide for compensation for future services. Future payments under the employee agreements are as follows:


     2001                               $453,000
     2002                                126,000

Certain of the Company's employees have an opportunity to earn bonuses based upon the achievement of specified performance criteria.

CONTINGENCIES

On February 19, 2001, in Andrieni v. Lifequest Medical, Inc., et al., Civil Action File No. E-71617 in Fulton County (Georgia) Superior Court, the jury rendered a verdict in favor of plaintiffs in the amount of $297,000, plus statutory interest. The Company intends to file a motion for new trial in the matter and, in the event such motion is denied, to appeal the judgment. In the event of an unfavorable outcome, the Company believes that it is

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


8.  LEASE OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES (CONTINUED)

entitled to indemnification from the former stockholders of Val-U-Med for 42% to 100% of any ultimate judgment. The Company recorded an expense and accrued liability of approximately $360,000 as of December 31, 2000.

Included in accounts payable at December 31, 2000 and 1999 is approximately $2.0 million owed to a former supplier, which is unpaid pending the outcome of certain legal proceedings.

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

9.  DEBT AND OTHER LONG-TERM OBLIGATIONS

Debt and other long-term obligations are outstanding as follows:


                                                                    DECEMBER 31
                                                                2000            1999
                                                            -----------     -----------

Dexterity notes(1)                                          $ 1,000,000     $ 1,000,000
Line of credit(2)                                               754,233       1,822,452
Royalty obligation(3 )                                        6,387,670       6,149,308
Convertible debentures (in default at December 31,
  2000)(4)                                                    2,970,000       3,000,000
                                                            -----------     -----------
                                                             11,111,903      11,971,760
Less current portion                                          6,119,039       2,569,378
                                                            -----------     -----------
Total long-term obligations                                 $ 4,992,864     $ 9,402,382
                                                            ===========     ===========

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


9.  DEBT AND OTHER LONG-TERM OBLIGATIONS (CONTINUED)

     (1) Unsecured notes payable related to Dexterity acquisition, bearing interest at 12%, interest due quarterly, maturing in October 2001. In February 2000, the Company and the lender amended the notes to allow interest for the period January 1, 2000 through December 31, 2000 to be paid in shares of common stock at a per share price of $1.00. Interest subsequent to December 31, 2000 is payable in cash.

     (2) Revolving line of credit, due April 2003, secured by accounts receivable, inventories, and intangible assets, bearing interest at prime rate plus 1.5% or 11% at December 31, 2000. The line of credit has a maximum of $5 million, and $217,000 was available at December 31, 2000. The balance at December 31, 2000 was $754,233 and is classified as a current liability. Lender draws on daily accounts receivable cash receipts to pay on the note.

     (3) Royalty obligation related to Dexterity acquisition, subject to annual minimum payments over a period of seven years, discounted at 12%. The minimum payments aggregate approximately $9.7 million over the seven-year royalty period.

         Subsequent to December 31, 1999, the Company and holders of the royalty obligation agreed to an amendment to the royalty agreement whereby a portion of the royalties due for the period January 1, 2000 through December 31, 2000 would be paid in shares of common stock at a per share price of $1.00. The amount paid in stock approximates $400,000. Royalties payable at and subsequent to December 31, 2000 are payable in cash.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


9.  DEBT AND OTHER LONG-TERM OBLIGATIONS (CONTINUED)

         Future minimum royalty obligations are due as follows at December 31, 2000:


              2001                                               $    1,394,806
              2002                                                    1,661,379
              2003                                                    1,779,401
              2004                                                    1,779,401
              2005                                                    1,779,401
              Thereafter                                                444,850
                                                                 --------------
              Gross minimum royalty obligation                        8,839,238
              Less amount representing interest                       2,451,568
                                                                 --------------
              Discounted royalty obligation                           6,387,670
              Less current portion                                    1,394,806
                                                                 --------------
              Long-term royalty obligation                       $    4,992,864
                                                                 ==============

     (4) In December 1997, the Company sold 250,000 shares of common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance), in a private placement for aggregate proceeds of $1,000,000, and placed $3,000,000 in 9% Convertible Debentures (Debentures) with Renaissance. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed, or converted, monthly principal payments commencing in December 2000 of $10 per $1,000 of the then-remaining principal amount. The remaining principal balance will mature in December 2004.

         The Debentures are convertible into shares of the Company's common stock, in whole or in part, at any time at the option of the holder. The Debentures are currently convertible at a price of $1.00 per share of common stock, or 2,970,000 shares. The conversion price is subject to downward revision if the Company sells shares of its common stock, or securities convertible into shares of its common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


9.  DEBT AND OTHER LONG-TERM OBLIGATIONS (CONTINUED)

         Additionally, an amendment allowed for interest on the Debentures to be paid in shares of common stock at a per share price of $1.00 for the period February 1, 2000 through January 31, 2001. Interest subsequent to January 31, 2001 is payable in cash.

         The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1; (ii) an Interest Coverage Ratio of at least .60:1;
         (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and, therefore, is in technical default under the Debentures. As discussed in Note 1, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have the right to demand the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,970,000 has been classified as a current liability as of December 31, 2000. The Company currently does not have sufficient resources to fund such amounts in the event of such acceleration.

         If not accelerated by demand of the holders, the obligation is due as follows under its original maturity schedule:

              2001                                  $      335,000
              2002                                         300,000
              2003                                         265,000
              2004                                       2,070,000
                                                    --------------
              Total                                 $    2,970,000
                                                    ==============

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


9.  DEBT AND OTHER LONG-TERM OBLIGATIONS (CONTINUED)

Interest expense was incurred and paid as follows in 2000 and 1999:


                                      TOTAL                        PAID IN       NONCASH
                                    INTEREST        PAID IN       SHARES OF    ACCRETION AND     ACCRUED
                                     EXPENSE         CASH       COMMON STOCK   AMORTIZATION     INTEREST
                                   ----------     ----------    ------------  -------------    ----------
2000:
  Dexterity notes                  $  120,000     $       --     $  120,000     $       --     $       --
  Line of credit                      153,597        153,597             --             --             --
  Royalty obligation                  747,786             --             --        747,786             --
  Convertible debentures              325,161         22,500        247,500             --         55,161
  Deferred finance and
   other charges                       92,004         17,172             --         74,832             --
                                   ----------     ----------     ----------     ----------     ----------
Total                              $1,438,548     $  193,269     $  367,500     $  822,618     $   55,161
                                   ----------     ----------     ----------     ----------     ----------

1999:
  Dexterity notes                  $   90,000     $   90,000     $       --     $       --     $       --
  Line of credit                       88,048         88,048             --             --             --
  Royalty obligation                  550,134             --             --        550,134             --
  Convertible debentures              270,000        270,000             --             --             --
  Deferred finance and
   other charges                      106,289         45,844             --         60,445             --
                                   ----------     ----------     ----------     ----------     ----------
Total                              $1,104,471     $  493,892     $       --     $  610,579     $       --
                                   ==========     ==========     ==========     ==========     ==========


10.  PREFERRED STOCK PLACEMENTS

Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value (Series C Preferred Stock), for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. The Series C Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of common stock. The conversion price for the Series C

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


10.  PREFERRED STOCK PLACEMENTS (CONTINUED)

Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per price less than $1.00. The holders of Series C Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. In the event two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value (Series B Preferred Stock), for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. The Series B Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of common stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. The holders of Series B Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the Series B Preferred Stock are in arrears, the holders of the Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


10.  PREFERRED STOCK PLACEMENTS (CONTINUED)

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of Series A Cumulative Convertible Preferred Stock, $.001 par value (Series A Preferred Stock), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred Stock were converted to 93,750 shares of common stock. The annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of common stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

11.  EARNINGS PER SHARE

The following table sets forth the reconciliation from basic to diluted weighted average shares of common stock outstanding and the calculation of net loss per share of common stock:

                                                                         YEAR ENDED DECEMBER 31
                                                                        2000                 1999
                                                                    -----------          -----------
     Computation of basic loss per share:
       Net loss                                                     $(5,746,538)         $(3,097,941)
       Preferred stock dividends                                       (176,933)            (175,480)
                                                                    -----------          -----------
     Net loss applicable to common stockholders                     $(5,923,471)         $(3,273,421)
                                                                    ===========          ===========

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


11.  EARNINGS PER SHARE (CONTINUED)

                                                                      YEAR ENDED DECEMBER 31
                                                                     2000              1999
                                                                 ------------      ------------
Weighted average shares of common stock outstanding
  used for computation                                             11,130,368         9,571,075
                                                                 ------------      ------------
Basic loss per share of common stock                             $       (.53)     $       (.34)
                                                                 ============      ============
Computation of diluted loss per share:
  Net loss                                                       $ (5,746,538)     $ (3,097,941)
  Interest on convertible debentures                                  270,000           270,000
                                                                 ------------      ------------
Net loss used for computation                                    $ (5,476,538)     $ (2,827,941)
                                                                 ============      ============
Weighted average shares of common stock outstanding                11,130,368         9,571,075
Weighted average incremental shares outstanding upon
  assumed conversion of options and dilutive securities                61,635             5,281
Weighted average incremental shares outstanding upon
  assumed conversion of convertible debentures and
  preferred stock                                                   4,501,883         3,245,964
                                                                 ------------      ------------
Weighted average shares of common stock and common
  stock equivalents outstanding used for computation               15,693,886        12,822,320
                                                                 ============      ============

Diluted loss per common share and common share
  equivalents(a)                                                 $       (.35)     $       (.22)
                                                                 ============      ============


(a) This calculation is submitted in accordance with Item 601(b)(11) of Regulation SB. As the calculation is antidilutive in loss periods, diluted loss per common share equals basic loss per common share.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


12.  STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

In December 1989, the Company adopted a stock option plan (the 1989 Plan). Under the 1989 Plan, the Company may grant incentive and nonstatutory stock options to employees, directors, and consultants of the Company. Unexercised options expire 10 years from the date of grant. The 1989 Plan expired in December 1999, and 389,950 shares of common stock are reserved for future issuance for options still outstanding at December 31, 2000.

In August 1994, ValQuest adopted the 1994 Stock Option Plan (the 1994 Plan). Under the 1994 Plan, ValQuest may grant incentive and nonstatutory stock options to employees, directors, and consultants of ValQuest. The maximum number of shares of ValQuest common stock available for grant under the 1994 Plan is 250,000. Stock options under the 1989 Plan and the 1994 Plan become exercisable pursuant to the individual written agreements between the Company and ValQuest, respectively, and the participants. Unexercised options expire 10 years from the date of grant for the 1994 Plan. At December 31, 2000, 48,000 of the options outstanding and exercisable are exercisable into the common stock of ValQuest.

In May 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (NEDSOP). Under NEDSOP, the Company may grant stock options to nonemployee directors of the Company. The maximum number of shares available for grant under NEDSOP is 400,000. The NEDSOP options vest in 25% increments on each succeeding anniversary of the grant date, with unexercised options expiring on the tenth anniversary of the date they vest. At December 31, 2000, 139,200 options are outstanding under the NEDSOP.

In December 1999, the Company adopted a stock option plan to replace the 1989 Plan (the 2000 Plan). Under the 2000 Plan, the Company may grant incentive and nonstatutory stock options and restricted shares of common stock to employees, directors, and consultants of the Company. Unexercised options vest in 25% increments on each succeeding anniversary of the grant date, with unexercised options expiring on the tenth anniversary of the date of grant. The maximum number of shares available for grant under the 2000 Plan is 3,500,000, including 2,000,000 shares under option grants and 1,500,000 shares of restricted stock. At December 31, 2000, 331,000 options are outstanding under the 2000 Plan.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


12.  STOCK OPTIONS AND WARRANTS (CONTINUED)

Under all plans, the exercise price must be at least equal to the stock's market price on the date of grant.

The Company periodically grants options to employees and directors outside of any plan. During the year ended December 31, 2000, the Company granted 100,000 options outside of any option plan. At December 31, 2000, shares of common stock are reserved for future issuance for the 711,950 options outstanding outside of any plan.

Had compensation cost for these plans been determined consistent with FAS 123, the Company's net loss applicable to common stock and net loss per share would have been changed to the following pro forma amounts at December 31:


                                                                       2000                  1999
                                                                  ---------------        --------------
     Net loss applicable to
       common stock                  As reported                  $    (5,923,471)       $   (3,273,421)
                                     Pro forma                         (6,118,921)           (4,030,188)

     Earnings per share, basic and
       diluted                       As reported                  $          (.53)       $         (.34)
                                     Pro forma                               (.55)                 (.42)

Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


12.  STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the Company's stock options at December 31, 2000 and 1999, and changes during the years then ended, is presented in the table below:

                                                         2000                             1999
                                               ---------------------------   ----------------------------
                                                              WEIGHTED                       WEIGHTED
                                               SHARES     AVERAGE EXERCISE   SHARES      AVERAGE EXERCISE
                                               (000s)     PRICE PER SHARE    (000s)      PRICE PER SHARE
                                               ------     ----------------   ------      ----------------
     Outstanding, beginning of year              1,544        $  2.33            1,176        $  2.93
       Granted                                     521            .97              517           1.28
       Canceled                                    (50)          1.00             (149)          3.43
       Forfeited                                  (395)          2.07               --             --
                                                 -----        -------            -----        -------
     Outstanding, end of year                    1,620        $  1.99            1,544        $  2.33
                                                 -----        -------            -----        -------
     Options exercisable, end of year              895        $  2.38              582        $  2.90
                                                 =====        =======            =====        =======
     Weighted average fair value of
       options granted                                        $   .65                         $   .73
                                                              =======                         =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for a stock that does not pay dividends with the following weighted average assumptions in 2000 and 1999: risk-free interest rates based on market rates at grant date, ranging from 4.4% to 6.8%; expected lives of 5 years; and expected volatility of 77 percent and 61 percent, respectively.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


12.  STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the information about options outstanding at December 31, 2000:


                                                  WEIGHTED AVERAGE           NUMBER
                                                      REMAINING          EXERCISABLE AT
      EXERCISE PRICES                NUMBER       CONTRACTUAL LIFE        DECEMBER 31
         PER SHARE                OUTSTANDING          (YEARS)                2000
      ---------------             -----------     ----------------        -------------

        $    .001                       5,285            3.04                  5,285
              .75                     118,000            4.64                118,000
             1.00                     606,000            9.88                143,750
             1.88                      39,000            9.38                 11,250
             2.00                     350,000            8.96                175,000
             2.25                      50,000            5.40                 50,000
             2.50                      20,050            5.68                 20,050
             3.00                     170,000            6.99                167,500
             3.13                      11,700            7.09                  8,775
             3.25                      38,500            8.14                 21,750
             4.00                      30,700            4.80                 30,700
             4.25                      25,000            8.14                 12,500
             4.38                     123,333            7.91                 98,333
             4.88                      19,200            7.47                 19,200
             5.03                      13,332            7.75                 13,332
                                    ---------                                -------
                                    1,620,100                                895,425
                                    =========                                =======

WARRANTS

At December 31, 2000, the Company has 1,697,500 warrants outstanding. Each warrant, when exercised, is exchangeable for one share of the Company's common stock.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2000 and 1999


12.  STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the information about warrants outstanding at December 31, 2000:


         EXERCISE                    NUMBER              NUMBER EXERCISABLE
          PRICE                   OUTSTANDING             DECEMBER 31, 2000          EXPIRATION
         --------                 -----------            ------------------          ----------

            $1.00                    1,500,000                   300,000             March 2009
            $1.50                       50,000                        --             *
            $2.00                       22,500                    22,500             December 2004
            $2.25                       25,000                    25,000             April 2004
            $3.00                       50,000                        --             *
            $4.00                       50,000                        --             *


* These warrants are exercisable when the Company's stock trades at various minimum prices for 10 consecutive days. These warrants expire December 2002.

13.  RELATED PARTY TRANSACTIONS

During 1999, the Company sold 25 shares of preferred stock to an officer and director of the Company as further described in Note 10.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
2.1               Plan of Merger and Acquisition Agreement dated December 18,
                  1998 between Dexterity Incorporated and the Company
                  (incorporated by reference herein to Exhibit 2.8 to the
                  Company's Annual Report on Form 10-KSB for the year ended
                  December 31, 1998).

3.1*              Restated Certificate of Incorporation, as amended

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

10.15             Series A Cumulative Convertible Stock Purchase Agreement dated
                  August 11, 1998, among the Company, Renaissance Capital Growth
                  & Income Fund III, Inc. and Renaissance U.S. Growth & Income
                  Trust, PLC (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30,
                  1998).

10.16             Series A Cumulative Convertible Preferred Stock Purchase
                  Agreement dated August 11, 1998, among the Company, Richard A.
                  Woodfield and R. Michael Yates (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.17             Series B Convertible Stock Purchase Agreement dated November
                  19, 1998, among the Company, Renaissance Capital Growth &
                  Income Trust Fund III, Inc. and Renaissance U.S. Growth &
                  Income Trust, PLC. (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.18             Amended Employment Agreement between the Company and Richard
                  A. Woodfield dated December 15, 1998. (incorporated by reference herein to Exhibit 10.19 to the Company's Annual
                  Report on Form 10-KSB for the year ended December 31, 1998).

10.19             Amended Stock Option Agreement between the Company and Richard
                  A. Woodfield dated December 15, 1998. (incorporated by reference herein to Exhibit 10.20 to the Company's Annual
                  Report on Form 10-KSB for the year ended December 31, 1998).

10.20             Series B Convertible Preferred Stock Purchase agreement dated
                  January 21, 1999 between the Company and Richard A. Woodfield
                  (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

10.21 Consulting Agreement between the Company and Christopher Black dated March 18, 1999 (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

10.22             Royalty Agreement among the Company and TFX Equities
                  Incorporated dated March 18, 1999 (incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

10.23             Registration Rights Agreement among the Company and Dexterity
                  Stockholders dated March 18, 1999 (incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999.

10.24             Exclusive Distribution Agreement between the Company and Weck
                  Closure Systems, LLC dated July 1, 2000 (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-L filed September 13, 2000).

10.25*            Amended Employment Agreement between the Company and Randall
                  K. Boatright dated December 1, 2000.

10.26*            Series C Convertible Preferred Stock Purchase Agreement dated
                  July 31, 2000.

22                Subsidiaries

                                                                     Name Under Which
               Name                   State of Incorporation         Doing Business
               ----                   ----------------------         ----------------
               ValQuest Medical, Inc.        Nevada                  ValQuest Medical, Inc.

23.1*             Consent of Ernst & Young LLP


* Filed herewith