Form 10KSB40/A
period 2000-12-31
DEXTERITY SURGICAL INC
filed 2001-04-11
CIK 860131

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A
(Mark One)

   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

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

         REGISTRANT'S REVENUES FOR FISCAL YEAR ENDED DECEMBER 31,2000:
$6,587,000.

         AT MARCH 15, 2001 (BASED UPON THE LAST REPORTED SALES PRICE OF $.125 PER SHARE), THE AGGREGATE MARKET VALUE OF THE COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT HELD BY NON-AFFILIATES WAS APPROXIMATELY $1,024,895. AT MARCH 15, 2001, THERE WERE OUTSTANDING 11,521,492 SHARES OF COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT.


                       DOCUMENTS INCORPORATED BY REFERENCE


    DOCUMENT                                    FORM 10-KSB PART
    --------                                    ----------------
Definitive Proxy Statement for 2001 Annual      Part III, Items 9, 10 11 and 12
  Meeting of Stockholders

Transitional Small Business Disclosure Format.  Yes     No  X .
                                                   ---     ---
================================================================================

ITEM 3.                        LEGAL PROCEEDINGS

         The Company filed a lawsuit for breach of contract on September 11, 2000 in the Superior Court of the State of California, City and County of San Francisco, against General Surgical Innovations, Inc. and United Slates Surgical Corporation. The lawsuit relates to the unilateral termination of the Company's distribution agreement with GSI.

         The Company had a $359,940.80 judgment entered against it in February 2001 as a result of a lawsuit filed against it in Georgia state court alleging breach of contract. The Company has filed a motion for a new trial and, in the event the motion is denied, the Company intends to appeal the judgment. The Company believes it has meritorious defenses to the lawsuit and intends to vigorously defend itself. In the event of an unfavorable outcome, the Company believes that it is entitled to indemnification from the former shareholders of Val-U-Med, Inc. for 42 to 100% of any ultimate judgment.

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

                                        DEXTERITY SURGICAL, INC.


April 6, 2001                           By  /s/ Richard A. Woodfield
                                          -------------------------------------
                                                  Richard A. Woodfield
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                         TITLE                              DATE
---------                                         -----                              ----
/s/ Richard A. Woodfield              President, Chief Executive Officer        April 6, 2001
--------------------------            and Director (Principal Executive
Richard A. Woodfield                  Officer)

/s/ Randall K. Boatright              Executive Vice President, Chief           April 6, 2001
--------------------------            Financial Officer and Director
Randall K. Boatright                  (Principal Financial and
                                      Accounting Officer)

/s/ Jeffrey H. Berg, Ph.D.            Director                                  April 6, 2001
--------------------------
Jeffrey H. Berg, Ph.D.


                                      Director
--------------------------
Robert L. Evans


/s/ William H. Bookwalter             Director                                  April 6, 2001
--------------------------
William H. Bookwalter


/s/ Christopher K. Black              Director                                  April 6, 2001
--------------------------
Christopher K. Black

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  23.1            Consent of Ernst & Young LLP