Form 10QSB
period 2001-03-31
DEXTERITY SURGICAL INC
filed 2001-05-14
CIK 860131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001
                                                 --------------


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

                                   ----------


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

                                   ----------


         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         On May 8, 2001, there were outstanding 11,521,492 shares of Common Stock, $.001 par value, of the registrant.

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX



                                                                                                                  Page
                                                                                                                  ----
PART I. FINANCIAL INFORMATION

Item 1:                 Consolidated Financial Statements - (Unaudited)                                             3

                        Consolidated Balance Sheets - March 31, 2001 and December 31, 2000                          3

                        Consolidated Statements of Operations - For the Three Months
                              Ended March 31, 2001 and 2000                                                         4

                        Consolidated Statements of Cash Flows - For the Three Months Ended
                              March 31, 2001 and 2000                                                               5

                        Condensed Notes to Consolidated Financial Statements                                        6

Item 2:                 Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                                            12





PART II.                OTHER INFORMATION
--------                -----------------

Item 1.                 Legal Proceedings                                                                          18

Item 2.                 Changes in Securities                                                                      18

Item 3.                 Defaults Upon Senior Securities                                                            18

Item 4.                 Submission of Matters to a Vote of Security Holders                                        18

Item 5.                 Other Information                                                                          18

Item 6.                 Exhibits and Reports on Form 8-K                                                           18



SIGNATURES                                                                                                         19

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,           December 31,
                                             ASSETS                                   2001                 2000
                                                                                   ------------         ------------
                                                                                   (Unaudited)
Current Assets:
      Cash and cash equivalents                                                    $     10,279         $     42,085
      Accounts receivable (net of allowance for doubtful accounts of
            $59,838 in 2001 and $46,418 in 2000)                                        572,276              730,306
      Accounts receivable from related party                                                 --               15,000
      Inventories, net                                                                1,032,565            1,050,927
      Prepaid and other assets                                                           62,913              238,923
                                                                                   ------------         ------------
                        Total current assets                                          1,678,033            2,077,241
                                                                                   ------------         ------------

Property, Plant and Equipment, net                                                      506,598              533,736
Investments, at cost                                                                  1,202,500            1,202,500
Deferred finance charges                                                                196,787              215,494
Intangible Assets:
      Licensed technology rights & other, net                                        14,775,860           15,160,883
      Goodwill, net                                                                   1,240,729            1,293,082
                                                                                   ------------         ------------

                        Total assets                                               $ 19,600,507         $ 20,482,936
                                                                                   ============         ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                                             $  2,596,249         $  2,732,846
      Accrued liabilities                                                               591,034              539,379
      Convertible debentures in default                                               2,852,970            2,970,000
      Current portion of long-term obligations                                        3,490,494            3,149,039
                                                                                   ------------         ------------
                        Total current liabilities                                     9,530,747            9,391,264

Royalty Obligation                                                                    4,854,171            4,992,864

Minority Interest                                                                        47,248               47,248

Commitments and Contingencies (Note 6)
Stockholders' Equity:
      Preferred Stock, $.001 par value; 2,000,000 shares authorized;
            2,445 shares issued and outstanding                                               2                    2
      Common stock, $.001 par value; 50,000,000 shares authorized;
            11,521,492 shares issued and outstanding                                     11,522               11,522
      Additional paid-in capital                                                     32,333,504           32,333,504
      Warrants                                                                        2,370,900            2,370,900
      Accumulated deficit                                                           (29,547,587)         (28,664,368)
                                                                                   ------------         ------------

                        Total stockholders' equity                                    5,168,341            6,051,560
                                                                                   ------------         ------------

                        Total liabilities and stockholders' equity                 $ 19,600,507         $ 20,482,936
                                                                                   ============         ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months
                                                                         Ended March 31,
                                                                ---------------------------------
                                                                    2001                 2000
                                                                ------------         ------------
Net Sales                                                       $  1,227,755         $  2,579,860
                                                                ------------         ------------
Cost And Expenses:
      Cost of sales                                                  510,321              999,687
      Research and development                                            --                4,765
      Selling, general and administrative                            662,212            1,630,227
      Depreciation and amortization                                  495,048              491,039
                                                                ------------         ------------

                                                                   1,667,581            3,125,718
                                                                ------------         ------------

Loss From Operations                                                (439,826)            (545,858)

Other Income (Expense):
      Investment income                                                   --                8,819
      Interest expense                                              (394,493)            (360,286)
                                                                ------------         ------------

Net Loss                                                            (834,319)            (897,325)

Less dividend requirement on cumulative convertible
preferred stock                                                      (48,900)             (40,900)
                                                                ------------         ------------

Net loss applicable to common stock                             $   (883,219)        $   (938,225)
                                                                ============         ============

Basic and Diluted Loss Per Share of Common Stock                $       (.08)        $       (.09)
                                                                ============         ============


Weighted Average Shares Used In Computing Basic and
      Diluted Loss Per Share of Common Stock                      11,521,492           10,263,511
                                                                ============         ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                             -------------------------------
                                                                                2001                2000
                                                                             -----------         -----------
Cash Flows From Operating Activities:
Net Loss                                                                     $  (834,319)        $  (897,325)
Adjustments to reconcile net loss to net cash
     provided by operating activities -
         Depreciation and amortization                                           495,048             491,039
         Amortization of deferred finance charges                                 18,707              18,708
         Accretion of royalty obligation                                         188,136             183,378
         Noncash interest expense                                                 22,500              75,000
         Noncash consulting expense                                                   --              10,875
         Changes in operating assets and liabilities-
              Decrease in accounts receivable, net                               158,030           1,715,594
              Decrease in accounts receivable from related party                  15,000               2,816
              Decrease in inventories, net                                        18,362             188,739
              Decrease (increase) in prepaid and other assets                    153,510             (21,500)
              Decrease in accounts payable                                      (136,597)           (360,002)
              Increase (decrease) in accrued expenses                             51,655            (431,298)
                                                                             -----------         -----------

           Net cash provided by operating activities                             150,032             976,024
                                                                             -----------         -----------
Cash Flows From Investing Activities:
     Additions to property and equipment                                         (30,534)             (7,189)
                                                                             -----------         -----------
Cash Flows From Financing Activities:
     Dividends paid to preferred stockholders                                    (48,900)            (40,900)
     Payments on debt - net                                                     (102,404)           (824,231)
     Payments on royalty obligation                                                   --             (97,651)
                                                                             -----------         -----------

           Net cash used in financing activities                                (151,304)           (962,782)
                                                                             -----------         -----------

Net (decrease) increase in cash and cash equivalents                             (31,806)              6,053
Cash and cash equivalents, beginning of period                                    42,085             113,384
                                                                             -----------         -----------

Cash and cash equivalents, end of period                                     $    10,279         $   119,437
                                                                             ===========         ===========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2001



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Dexterity Surgical, Inc. (the "Company") and the Company's 82% ownership interest in ValQuest Medical, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 2000, included in the Company's Form 10-KSB.

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

At March 31, 2001, the Company had an accumulated deficit of approximately $29.5 million. During the periods ended March 31, 2001 and 2000, the Company incurred net losses of approximately $834,000 and $897,000 respectively. It is likely that the Company will continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. The Company's cumulative losses have been funded primarily through the Company's initial public offering of common stock, private sales of common stock and preferred stock, debt financing, and the sale of convertible debentures. As discussed in Note 7, the Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures. Also, certain redemption rights of the holder associated with its convertible debentures were triggered by the delisting of the Company's common stock from the NASDAQ SmallCap Market. Therefore, the Company is in technical default under the convertible debentures, and the holder has the right to demand immediate repayment of the entire amount outstanding, which is $2,852,970 at March 31, 2001. The Company currently does not have sufficient resources to fund such amounts in the event of acceleration of the entire amount outstanding. Further, the Company does not have the available resources to pay the guaranteed minimum royalty amount of $414,321 due April 30, 2001 for the Royalty Year ended March 31, 2001. Additionally, the current portion of other long-term obligations due in 2001 totals approximately $3,490,000 at March 31, 2001. The Company currently does not have sufficient resources to fund such amounts in the event of demands for payment. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. There can be no assurance that such additional funding will be available on terms attractive to the Company or at all. The Company does not believe it will be able to obtain financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sale of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK

OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

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

The medical devices industry in which the Company competes is highly competitive and dominated by a relatively small number of competitors with financial and other resources much greater than those possessed by the Company. The Company's ability to achieve increases in sales or to sustain current sales levels depends in part on the ability of the Company's suppliers to provide products in the quantities the Company requires. While the Company has written distribution agreements with certain of it suppliers, these agreements in certain instances provide for nonexclusive distribution rights and often include territorial restrictions that limit the geographical area in which the Company is permitted to distribute the products. The agreements are also generally short-term, are subject to periodic renewal, and often contain provisions permitting termination by either party without cause upon relatively short notice.

These, and other factors which are beyond the control of the Company, provide no assurances that the Company will be able to successfully raise additional funds as needed or compete in the medical devices market. Failure to do so would have a material adverse effect on the Company's business, financial condition, results of operations, and ability to continue operations.

The Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000. Trading in the Common Stock is now conducted on the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock is impaired, not only in the number of shares bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

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


NOTE 3 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three months ended March 31, 2001, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 - INVENTORIES

         Inventories are summarized as follows:

                                                    March 31,             December 31,
                                                      2001                   2000
                                                   -----------            -----------
Raw materials                                      $     5,458            $     5,458
Work-in-process                                        339,481                341,964
Finished Goods                                       1,407,626              1,423,505
Allowances                                            (720,000)              (720,000)
                                                   -----------            -----------
                                                   $ 1,032,565            $ 1,050,927
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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On February 19, 2001, in Andrieni v. Lifequest Medical, Inc., et al., Civil Action File No. E-71617 in Fulton County (Georgia) Superior Court, the jury rendered a verdict in favor of plaintiffs in the amount of $297,000, plus statutory interest. The Company intends to file a motion for new trial in the matter and, in the event such motion is denied, to appeal the judgment. In the event of an unfavorable outcome, the Company believes that it is entitled to indemnification from the former stockholders of Val-U-Med for 42% to 100% of any ultimate judgment. The Company recorded an expense and accrued liability of approximately $360,000 as of December 31, 2000.

Included in accounts payable at March 31, 2001 and December 31, 2000 is approximately $2.0 million owed to a former supplier, which is unpaid pending the outcome of certain legal proceedings.

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


NOTE 7 - DEBT AND OTHER LONG-TERM OBLIGATIONS

Debt and other long-term obligations are outstanding as follows:

                                                                               March 31,           December 31,
                                                                                 2001                  2000
                                                                              -----------           -----------
Dexterity notes (1)                                                             1,000,000             1,000,000
Line of credit (2)                                                                768,859               754,233
Royalty obligation (3)                                                          6,575,806             6,387,670
Convertible Debentures (in default at March 31, 2001 and
  December 31, 2000)(4)                                                         2,852,970             2,970,000
                                                                              -----------           -----------
                                                                               11,197,635            11,111,903
Less current portion                                                            6,343,464             6,119,039
                                                                              -----------           -----------
Total long-term obligations                                                   $ 4,854,171           $ 4,992,864
                                                                              ===========           ===========


         (1) Unsecured notes payable related to Dexterity acquisition, bearing interest at 12% interest due quarterly, maturing in October 2001. In February 2000, the Company and the lender amended the notes to allow interest for the period January 1, 2000 through December 31, 2000 to be paid in shares of common stock at a per share price of $1.00. Interest subsequent to December 31, 2000 is payable in cash.

         (2) Revolving line of credit due April 2003, secured by account receivable, inventories and intangible assets, bearing interest at prime rate plus 1.5% at March 31, 2001. The line of credit has a maximum of $5 million, and $109,000 was available at March 31, 2001. The balance at March 31, 2001 was $769,000 and is classified as a current liability. Lender draws on daily accounts receivable cash receipts to pay on the note.

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

                  The Debentures are convertible into shares of the Company's common stock, in whole or in part, at any time at the option of the holder. The Debentures are currently convertible at a price of $1.00 per share of common stock, or 2,852,970 shares. The conversion price is subject to downward revision if the company sells shares of its common stock, or securities convertible into shares of its common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures.

                  Additionally, an amendment allowed for interest on the Debenture to be paid in shares of common stock at a per share price of $1.00 for the period February 1, 2000 through January 31, 2001. Interest subsequent to January 31, 2001 is payable in cash.

                  The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than 99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and, therefore, is in technical default under the Debentures. As discussed in Note 1, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have the right to demand the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,852,970 has been classified as a current liability as of March 31, 2001. The Company currently does not have, nor does it believe it could obtain, sufficient resources to fund such amounts in the event of such acceleration.

NOTE 8 - PREFERRED STOCK PLACEMENTS

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


NOTE 9 - WECK AGREEMENT

On June 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. The Company believes this agreement will allow it to benefit from a large, established worldwide sales force and to continue to reduce overhead expenses. Sales to WCS represented 69% of the Company's net sales for the three months ended March 31, 2001.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Certain statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 2 regarding Dexterity Surgical, Inc. and its subsidiary's and affiliates' (collectively, the "Company") financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company's ability to obtain additional funding, the Company's ability to restructure its cash obligation, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, and in the Company's annual, quarterly and other reports filed with the SEC (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

CURRENT FINANCIAL CONDITION

         The Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures. Also, certain redemption rights of the holder of its convertible debentures were triggered by the delisting of the Company's Common Stock from the NASDAQ SmallCap Market. Therefore, the Company is in technical default under the Debentures and the holder has the right to demand immediate repayment of the entire amount outstanding. This default, in turn, invoked the cross-default clause in the Company's line of credit agreement. Further, the Company did not have the available resources to pay the guaranteed minimum royalty amount of $414,321 due April 30, 2001 for the Royalty Year ended March 31, 2001. The Company currently does not have sufficient resources to fund such amounts in the event of demands for payment. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. There can be no assurance that such additional funding will be available on terms attractive to the Company or at all. The Company does not believe it will be able to obtain financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

OVERVIEW

         In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. As background, Origin Medsystems ("Origin) products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, U. S. Surgical Corporation ("Surgical") purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in September 2000 against Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be based on results, if any, obtained. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sales representatives and eliminated additional administrative staff. In aggregate, the Company reduced its number of employees from 66 at January 1, 2000 to 6 at March 31, 2001. As a further consequence of the cancelled GSI agreement, accounts receivable declined 50% to $572,000 at March 31, 2001, from $1,150,000 at March 31, 2000.

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last five fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development. As of March 31, 2001, the Company had an accumulated deficit of approximately $29,548,000. The Company will likely continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

         The Company's future operating results will depend on many factors, including dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company's ability to obtain additional funding, the Company's ability to restructure its cash obligation, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described in Form 10-KSB for the year ended December 31, 2000.

         Effective October 24, 2000, following the delisting of the Company's Common Stock from trading on the NASDAQ SmallCap Market, the Company's Common Stock began trading on the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock is impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

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

         On June 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. The Company believes this agreement will allow it to benefit from a large, established worldwide sales force and to continue to reduce overhead expenses. Sales to WCS accounted for 69% of total net sales for the three month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

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

         In March 2000, the Warrants, Notes and Royalty Agreement were restructured. The maturity date of the Notes was extended by 19 months to October 18, 2001. The interest expense on the Notes for the year 2000 was paid in shares of Common Stock at a per share price of $1.00. The Warrants were amended to reflect an exercise price per share of Common Stock of $1.00. In addition, the Royalty Agreement was restructured to allow the Company to pay the first $400,000 in

Royalty due for 2000 in shares of Common Stock, valued at $1.00 per share. The Company does not have the available resources to pay the remaining minimum royalty of $414,321 for the Royalty Year ended March 31, 2001, which became due on April 30, 2001.

         At March 31, 2001, the Company had current assets of $1,678,000 and current liabilities of $9,531,000 resulting in a working capital deficit of $7,853,000. This compares to a working capital deficit of $7,314,000 at December 31, 2000. The increase in working capital deficit is primarily due to continued operating losses incurred during 2001.

         The Company maintains a maximum $5,000,000 revolving line of credit with a financial institution whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At March 31, 2001, the outstanding balance due on such line of credit was $769,000 and an additional $109,000 was available under the current borrowing base. The technical default under the Debentures (discussed below) triggered the cross-default clause in the line of credit agreement. Therefore, the lendor has the right to demand immediate repayment of the entire amount outstanding.

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

         The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than 99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and, therefore, is in technical default under the Debentures. As discussed in Note 1, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have the right to demand the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,852,970 has been classified as a current liability as of March 31, 2001. The Company currently does not have, nor does it believe it could obtain, sufficient resources to fund such amounts in the event of such acceleration.

         The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $1.00 per share of Common Stock. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $1.00 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 2,852,970 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. As the Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder now has the option to exercise these redemption rights. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

         For the three month period ended March 31, 2001, operating activities provided cash of $150,000. Investment activities during the period utilized cash of $31,000. During the period, the Company's financing activities used cash of $151,000 primarily from the net decrease in the outstanding balance of the line of credit.

         For the three month period ended March 31, 2000, operating activities provided cash of $976,000. Investment activities during the period utilized cash of $7,000. During the period, the Company's financing activities used cash of $963,000 primarily from the net decrease in the outstanding balance of the line of credit.

         The Company does not believe its revenues and other sources of liquidity will provide adequate funding for its current capital requirements. The Company is presently in negotiations to make arrangements to restructure certain obligations including the Debentures, line of credit and Royalty obligation. However, there can be no assurance that the Company will be able to restructure these obligations. There can be no assurance that such additional funding will be available on terms attractive to the Company or at all. In the event the Company is required to raise additional funds, it does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

RESULTS OF OPERATIONS

         In February 2000, the Company's principal supplier, GSI, terminated its distribution agreement with the Company. As background, Origin products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, Surgical purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in

September 2000 against Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be based on results, if any, obtained. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force form employees to independent sales representatives and eliminated additional administrative staff. In aggregate, the Company reduced its number of employees from 66 at January 1, 2000 to 6 at March 31, 2001.

         For the quarter ended March 31, 2001, the Company reported a loss from operations of $440,000 as compared with a loss from operations of $546,000 for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, the Company reported a net loss applicable to common stock of $883,000 or $.08 per basic and diluted share. This compares with a net loss applicable to common stock of $938,000 or $.09 per basic and diluted share for the quarter ended March 31, 2000. The decreased loss is primarily due to the sharp decline in overhead expenses discussed below.

         Net sales decreased 52% in first quarter 2001 as compared with the same period in 2000. Net sales were $1,228,000 for the first quarter of 2001 and $2,580,000 for the first quarter of 2000. These declines were primarily due to the cancelled GSI agreement.

         Gross profit from net sales in the first quarter was $717,000 in 2001 versus $1,580,000 in 2000. The corresponding gross profit margins were 58% in 2001 and 61% in 2000. The decline in margins is primarily due to the exclusive distribution agreement with Weck wherein the Company grants Weck a standard distributor's discount from list price.

         For the first quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, decreased 59% in 2001 to $662,000 from $1,630,000 in 2000. The decline in these expenses was primarily due to the previously discussed cost cutting actions taken by the Company in response to the cancellation of the GSI agreement. As a percentage of net sales, selling, general and administrative expenses have also decreased: 54% for 2001 versus 63% for 2000. The Company continues to strive to reduce fixed costs whenever possible. In May 2000, the Company subleased approximately 65% of the San Antonio facility at a savings of $8,000 per month. Also, in March 2001, the Company closed the Atlanta facility and anticipates an expense savings of approximately $15,000 per month.

         Depreciation and amortization expense remained virtually flat: $495,000 in 2001 and $491,000 in 2000.

         Interest expense was $394,000 in 2001 and $360,000 in 2000, an increase of 9%. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit and interest on the note payable due to the former stockholders of Dexterity.

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

         The Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is party would have a material adverse effect on the Company's financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's results of operations for the interim period in which such resolution occurred.

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


         (b) Reports on Form 8-K - Not applicable.


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




                                    DEXTERITY SURGICAL, INC.
                                    ------------------------
                                    (Registrant)




Dated: May 11, 2001                 By /s/ RICHARD A. WOODFIELD
                                           ----------------------------------
                                           Richard A. Woodfield
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Dated: May 11, 2001                 By /s/ RANDALL K. BOATRIGHT
                                           ----------------------------------
                                           Randall K. Boatright
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
Exhibit 11            Computation of Earnings (Loss) Per Share