Form 10QSB
period 2001-06-30
DEXTERITY SURGICAL INC
filed 2001-08-10
CIK 860131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001


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

       On August 9, 2001, there were outstanding 11,521,492 shares of Common Stock, $.001 par value, of the registrant.

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX




                                                                                                             Page
                                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1:           Consolidated Financial Statements - (Unaudited)

                  Consolidated Balance Sheets - June 30, 2001 and December 31, 2000                             3

                  Consolidated Statements of Operations - For the Three Months and Six Months
                      Ended June 30, 2001 and 2000                                                              4

                  Consolidated Statements of Cash Flows - For the Three Months and Six Months
                       Ended June 30, 2001 and 2000                                                             5

                  Condensed Notes to Consolidated Financial Statements                                          6

Item 2:           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                12





PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                            19

Item 2.           Changes in Securities                                                                        19

Item 3.           Defaults Upon Senior Securities                                                              19

Item 4.           Submission of Matters to a Vote of Security Holders                                          19

Item 5.           Other Information                                                                            20

Item 6.           Exhibits and Reports on Form 8-K                                                             20





SIGNATURES                                                                                                     21

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                            June 30,        December 31,
                                 ASSETS                                       2001              2000
                                                                         ------------       ------------
                                                                         (Unaudited)
Current Assets:
     Cash and cash equivalents                                           $     34,195       $     42,085
     Accounts receivable (net of allowance for doubtful accounts of
         $46,043 in 2001 and $46,418 in 2000)                                 580,048            730,306
     Accounts receivable from related party                                        --             15,000
     Inventories, net                                                         911,092          1,050,927
     Prepaid and other assets                                                  52,714            238,923
                                                                         ------------       ------------
                  Total current assets                                      1,578,049          2,077,241

Property, Plant and Equipment, net                                            443,532            533,736
Investments, at cost                                                        1,202,500          1,202,500
Deferred finance charges                                                      178,079            215,494
Intangible Assets:
     Licensed technology rights & other, net                               14,390,837         15,160,883
     Goodwill, net                                                          1,188,376          1,293,082
                                                                         ------------       ------------

                  Total assets                                           $ 18,981,373       $ 20,482,936
                                                                         ============       ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                    $  2,635,777       $  2,732,846
     Accrued liabilities                                                      678,941            539,379
     Convertible debentures in default                                      2,796,196          2,970,000
     Current portion of long-term obligations                               3,812,479          3,149,039
                                                                         ------------       ------------
                  Total current liabilities                                 9,923,393          9,391,264

Royalty Obligation                                                          4,589,521          4,992,864

Minority Interest                                                              47,248             47,248

Commitments and Contingencies (Note 6)
Stockholders' Equity:
     Preferred Stock, $.001 par value; 2,000,000 shares authorized;
         2,445 shares issued and outstanding                                        2                  2
     Common stock, $.001 par value; 50,000,000 shares authorized;
         11,521,492 shares issued and outstanding                              11,522             11,522
     Additional paid-in capital                                            32,333,504         32,333,504
     Warrants                                                               2,370,900          2,370,900
     Accumulated deficit                                                  (30,294,717)       (28,664,368)
                                                                         ------------       ------------

                  Total stockholders' equity                                4,421,211          6,051,560
                                                                         ------------       ------------

                  Total liabilities and stockholders' equity             $ 18,981,373       $ 20,482,936
                                                                         ============       ============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months                       Six Months
                                                    Ended June 30,                    Ended June 30,
                                            -----------------------------     -----------------------------
                                                2001            2000              2001             2000
                                            ------------     ------------     ------------     ------------

Net Sales                                   $  1,199,068     $  1,733,680     $  2,426,823     $  4,313,540
                                            ------------     ------------     ------------     ------------

Cost And Expenses:
     Cost of sales                               625,040          730,050        1,135,361        1,729,737
     Research and development                         --               --               --            4,765
     Selling, general and administrative         393,849        1,560,976        1,056,061        3,191,203
     Depreciation and amortization               504,513          490,316          999,561          981,355
                                            ------------     ------------     ------------     ------------

                                               1,523,402        2,781,342        3,190,983        5,907,060
                                            ------------     ------------     ------------     ------------

Loss From Operations                            (324,334)      (1,047,662)        (764,160)      (1,593,520)

Other Income (Expense):
     Investment income                                --            3,313               --           12,132
     Interest expense                           (373,896)        (345,997)        (768,389)        (706,283)
                                            ------------     ------------     ------------     ------------


Net Loss                                        (698,230)      (1,390,346)      (1,532,549)      (2,287,671)

Less dividend requirement on
cumulative convertible preferred stock            48,900           40,900           97,800           81,800
                                            ------------     ------------     ------------     ------------

Net loss applicable to common stock         $   (747,130)    $ (1,431,246)    $ (1,630,349)    $ (2,369,471)
                                            ============     ============     ============     ============


Basic and Diluted Loss Per Share of
     Common Stock                           $       (.06)    $       (.13)    $       (.14)    $       (.22)
                                            ============     ============     ============     ============

Weighted Average Shares Used In
     Computing Basic and Diluted Loss
     Per Share of Common Stock                11,521,492       11,237,151       11,521,492       10,750,331
                                            ============     ============     ============     ============



              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Six Months
                                                                      Ended June 30,
                                                                ---------------------------
                                                                   2001            2000
                                                                -----------     -----------
Cash Flows From Operating Activities:
Net Loss                                                        $(1,532,549)    $(2,287,671)
Adjustments to reconcile net loss to net cash
    provided by operating activities -
       Depreciation and amortization                                999,561         981,355
       Accretion of royalty obligation                              368,335         371,514
       Amortization of deferred finance charges                      37,416          37,416
       Noncash interest expense                                      22,500         172,500
       Noncash consulting expense                                        --          21,750
       Changes in operating assets and liabilities-
          Decrease in accounts receivable, net                      150,258       1,933,088
          Decrease in accounts receivable from related party         15,000           4,750
          Decrease in inventories, net                              139,835         493,780
          Decrease in prepaid and other assets                      163,709           5,769
          Decrease in accounts payable                              (97,069)       (203,644)
          Increase (decrease) in accrued expenses                   139,562        (487,381)
                                                                -----------     -----------

        Net cash provided by operating activities                   406,558       1,043,226
                                                                -----------     -----------

Cash Flows From Investing Activities:
    Additions to property and equipment                             (34,606)        (22,818)
    Proceeds from sale of assets                                         --           7,000
                                                                -----------     -----------

Net cash used in investing activities                               (34,606)        (15,818)
                                                                -----------     -----------

Cash Flows From Financing Activities:
    Dividends paid to preferred stockholders                        (97,800)        (81,800)
    Payments on debt -- net                                        (282,042)       (780,701)
    Payments on royalty obligations                                      --        (147,509)
                                                                -----------     -----------

        Net cash used in financing activities                      (379,842)     (1,010,010)
                                                                -----------     -----------

Net increase (decrease) in cash and cash equivalents                 (7,890)         17,398
Cash and cash equivalents, beginning of period                       42,085         113,384
                                                                -----------     -----------

Cash and cash equivalents, end of period                        $    34,195     $   130,782
                                                                ===========     ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2001



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

At June 30, 2001, the Company had an accumulated deficit of approximately $30.3 million. During the six month periods ended June 30, 2001 and 2000, the Company incurred net losses of approximately $1,533,000 and $2,288,000 respectively. It is likely that the Company will continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. The Company's cumulative losses have been funded primarily through the Company's initial public offering of common stock, private sales of common stock and preferred stock, debt financing, and the sale of convertible debentures. As discussed in
Note 7, the Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures. Also, certain redemption rights of the holder associated with its convertible debentures were triggered by the delisting of the Company's common stock from the NASDAQ SmallCap Market. Therefore, the Company is in technical default under the convertible debentures, and the holder has the right to demand immediate repayment of the entire amount outstanding, which is $2,796,196 at June 30, 2001. The Company currently does not have sufficient resources to fund such amounts in the event of acceleration of the entire amount outstanding. Further, the Company did not have the available resources to pay the guaranteed minimum royalty amount of $414,321 due April 30, 2001 for the Royalty Year ended March 31, 2001. Additionally, the current portion of other long-term obligations due in 2001 totals approximately $3,812,000 at June 30, 2001. The Company currently does not have sufficient resources to fund such amounts in the event of demands for payment. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. There can be no assurance that such additional funding will be available on terms attractive to the Company or at all. The Company does not believe it will be able to obtain financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sale of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS,

FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

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

Pending Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company is in the process of determining the effects of applying the nonamortization provisions of the Statement on net income and earnings per share. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


NOTE 3 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three months and six months ended June 30, 2001, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.


NOTE 4 - INVENTORIES

         Inventories are summarized as follows:


                      June 30,      December 31,
                       2001             2000
                   ------------     ------------
Raw materials      $      5,458     $      5,458
Work-in-process         339,481          341,964
Finished Goods        1,336,153        1,423,505
Allowances             (770,000)        (720,000)
                   ------------     ------------
                   $    911,092     $  1,050,927
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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

On February 19, 2001, in Andrieni v. Lifequest Medical, Inc., et al., Civil Action File No. E-71617 in Fulton County (Georgia) Superior Court, the jury rendered a verdict in favor of plaintiffs in the amount of $297,000, plus statutory interest. The Company has filed a motion for new trial in the matter and, in the event such motion is denied, intends to appeal the judgment. Further, the Company is currently attempting to negotiate a settlement with the plaintiffs. In the event of an unfavorable outcome, the Company believes that it is entitled to indemnification from the former stockholders of Val-U-Med for 42% to 100% of any ultimate judgment. The Company recorded an expense and accrued liability of approximately $360,000 as of December 31, 2000.

Included in accounts payable at June 30, 2001 and December 31, 2000 is approximately $2.0 million owed to a former supplier, which is unpaid pending the outcome of certain legal proceedings.

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


NOTE 7 - DEBT AND OTHER LONG-TERM OBLIGATIONS

Debt and other long-term obligations are outstanding as follows:


                                                                                  June 30,      December 31,
                                                                                    2001            2000
                                                                                 -----------    -----------

Dexterity notes (1)                                                                1,000,000      1,000,000
Line of credit (2)                                                                   645,995        754,233
Royalty obligation (3)                                                             6,756,005      6,387,670
Convertible Debentures (in default at June 30, 2001 and December 31,
   2000) (4)                                                                       2,796,196      2,970,000
                                                                                 -----------    -----------
                                                                                  11,198,196     11,111,903
Less current portion                                                               6,608,675      6,119,039
                                                                                 -----------    -----------
Total long-term obligations                                                      $ 4,589,521    $ 4,992,864
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

         (2) Revolving line of credit secured by account receivable, inventories and intangible assets. In May 2001, Teleflex, Inc., a major shareholder in the Company, purchased this instrument from the previous lendor. Teleflex, Inc. and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 1.5% continues to accrue until negotiations are completed.

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

                  The Debentures are convertible into shares of the Company's common stock, in whole or in part, at any time at the option of the holder. The Debentures are currently convertible at a price of $1.00 per share of common stock, or 2,796,196 shares. The conversion price is subject to downward revision if the company sells shares of its common stock, or securities convertible into shares of its common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures.

                  Additionally, an amendment allowed for interest on the Debenture to be paid in shares of common stock at a per share price of $1.00 for the period February 1, 2000 through January 31, 2001. Interest subsequent to January 31, 2001 is payable in cash.

                  The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than 99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and, therefore, is in technical default under the Debentures. As discussed in Note 1, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have the right to demand the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,796,196 has been classified as a current liability as of June 30, 2001. The Company currently does not have, nor does it believe it could obtain, sufficient resources to fund such amounts in the event of such acceleration.


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


NOTE 9 - WECK AGREEMENT

On June 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. The Company believes this agreement will allow it to benefit from a large, established worldwide sales force and to continue to reduce overhead expenses. Sales to WCS represented 70% of the Company's net sales for the three months ended June 30, 2001 and 69% of net sales for the six months ended June 30, 2001.

In June 2001, the Company and WCS amended the agreement which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continues its exclusive right to distribute the Dexterity Protractor, however, WCS will distribute the Dexterity Pneumo Sleeve on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, are extended until December 31, 2003.

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

OVERVIEW

         In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. As background, Origin Medsystems ("Origin) products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, U. S. Surgical Corporation ("Surgical") purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in September 2000 against Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be based on results, if any, obtained. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sales representatives and eliminated additional administrative staff. In aggregate, the Company reduced its number of employees from 66 at January 1, 2000 to 6 at June 30, 2001.

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last five fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development. As of June 30, 2001, the Company had an accumulated deficit of approximately $30,295,000. The Company will likely continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

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

         On June 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. The Company believes this agreement will allow it to benefit from a large, established worldwide sales force and to continue to reduce overhead expenses. Sales to WCS represented 70% of the Company's net sales for the three months ended June 30, 2001 and 69% of net sales for the six months ended June 30, 2001.

         In June 2001, the Company and WCS amended the agreement which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continues its exclusive right to distribute the Dexterity Protractor, however, WCS will distribute the Dexterity Pneumo Sleeve on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, are extended until December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         On February 19, 2001, in Andrieni v. Lifequest Medical, Inc., et al., Civil Action File No. E-71617 in Fulton County (Georgia) Superior Court, the jury rendered a verdict in favor of plaintiffs in the amount of $297,000, plus statutory interest. The Company has filed a motion for new trial in the matter and, in the event such motion is denied, intends to appeal the judgment. Further, the Company is currently attempting to negotiate a settlement with the plaintiffs. In the event of an unfavorable outcome, the Company believes that it is entitled to indemnification from the former stockholders of Val-U-Med for 42% to 100% of any ultimate judgment. The Company recorded an expense and accrued liability of approximately $360,000 as of December 31, 2000.

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

         At June 30, 2001, the Company had current assets of $1,578,000 and current liabilities of $9,923,000 resulting in a working capital deficit of $8,345,000. This compares to a working capital deficit of $7,314,000 at December 31, 2000. The increase in working capital deficit is primarily due to continued operating losses incurred during 2001.

         The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At June 30, 2001, the outstanding balance due on such line of credit was $646,000. The technical default under the Debentures (discussed below) triggered the cross-default clause in the line of credit agreement. Therefore, the lendor has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex, Inc., a major shareholder in the Company, purchased this instrument from the previous lendor. Teleflex, Inc. and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 1.5% continues to accrue until negotiations are completed.

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

         The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than 99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and, therefore, is in technical default under the Debentures. As discussed in Note 1, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have the right to demand the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,796,196 has been classified as a current liability as of June 30, 2001. The Company currently does not have, nor does it believe it could obtain, sufficient resources to fund such amounts in the event of such acceleration.

         The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $1.00 per share of Common Stock. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $1.00 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 2,796,196 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. As the Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder now has the option to exercise these redemption rights. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

         For the six month period ended June 30, 2001, operating activities provided cash of $407,000. Investment activities during the period utilized cash of $35,000. During the period, the Company's financing activities used cash of $380,000 primarily from the net decrease in the outstanding balance of the line of credit and scheduled principal payments on the Debentures.

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

RESULTS OF OPERATIONS

         In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. As background, Origin Medsystems ("Origin) products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, U. S. Surgical Corporation ("Surgical") purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in September 2000 against Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be based on results, if any, obtained. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sales representatives and eliminated additional administrative staff. In aggregate, the Company reduced its number of employees from 66 at January 1, 2000 to 6 at June 30, 2001.

         For the three months ended June 30, 2001, the Company reported a loss from operations of $324,000 as compared with a loss from operations of $1,048,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, the Company reported a loss from operations of $764,000 versus a loss from operations of $1,594,000 for the comparable period of 2000. The decreased loss was primarily due to the sharp decline in overhead expenses discussed below.

         Net sales decreased 31% in the second quarter 2001 and 44% in the first six months of 2001 as compared with the same periods in 2000. Net sales were $1,199,000 for the second quarter of 2001 and $1,734,000 for the second quarter of 2000. Net sales for the first six months of 2001 and 2000 were $2,427,000 and $4,314,000 respectively. These declines were due primarily to the cancelled GSI agreement.

         Gross profit from net sales in the second quarter was $574,000 in 2001 versus $1,004,000 in 2000. The corresponding gross profit margins decreased to 48% in 2001 from 58% in 2000. For the six months ended June 30, gross profit was $1,291,000 or 53% in 2001 and $2,584,000 or 60% in 2000. The decline in gross profit margins was primarily due to the exclusive distribution agreement with WCS wherein the Company grants WCS a standard distribution discount from list price.

         For the second quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, decreased 81% to $394,000 in 2001 from $1,561,000 in 2000. For the first six months of 2001, these expenses decreased 67% to $1,056,000 from $3,191,000. The decline in these expenses was primarily due to the previously discussed cost cutting actions taken by the Company in response to the cancellation of the GSI agreement. As a percentage of net sales, selling, general and administrative expenses have also decreased: 33% for 2001 versus 90% for 2000 for the quarter periods and 44% for 2001 versus 74% for 2000 for the six months periods. The Company continues to strive to reduce fixed costs whenever possible. In May 2000, the

Company subleased approximately 65% of the San Antonio facility at a savings of $8,000 per month. Also, in March 2001, the Company closed the Atlanta facility at a cost savings of approximately $15,000 per month.

         Depreciation and amortization expense increased 3% to $505,000 for the second quarter of 2001 from $490,000 for the second quarter of 2000. There was a 2% increase in the comparable six month periods.

         Interest expense was $374,000 for the quarter ended June 30, 2001 and $346,000 for the comparable 2000 quarter, an increase of 8%. For the six months period, interest expense was $768,000 in 2001 and $706,000 in 2000, an increase of 9%. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit and interest on the note payable due to the former stockholders of Dexterity.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           On February 19, 2001, in Andrieni v. Lifequest Medical, Inc., et al., Civil Action File No. E-71617 in Fulton County (Georgia) Superior Court, the jury rendered a verdict in favor of plaintiffs in the amount of $297,000, plus statutory interest. The Company has filed a motion for new trial in the matter and, in the event such motion is denied, intends to appeal the judgment. Further, the Company is currently attempting to negotiate a settlement with the plaintiffs. In the event of an unfavorable outcome, the Company believes that it is entitled to indemnification from the former stockholders of Val-U-Med for 42% to 100% of any ultimate judgment. The Company recorded an expense and accrued liability of approximately $360,000 as of December 31, 2000.

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

           (a)    The Annual Meeting of Stockholders was held on June 4, 2001

           (b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

                  Jeffrey H. Berg       Christopher K. Black       Randall K. Boatright
                  Robert L. Evans       Richard A. Woodfield

           (c)    (1)    The directors named in (b) above were elected by the
                         following votes:

                         NAME                                  NO. OF VOTES FOR                    SHARES AGAINST
                         Robert L. Evans                          9,076,212                            84,512
                         Randall K. Boatright                     9,076,212                            84,512
                         Richard A. Woodfield                     9,076,212                            84,512
                         Jeffrey H. Berg                          9,076,212                            84,512
                         Christopher K. Black                     9,076,212                            84,512

                  (2) Regarding the appointment of the independent public accountants, 9,124,004 shares voted for the ratification of the appointment of the accounting firm of Ernst & Young LLP as the Company's independent accountants for 2001. The number of shares that voted against the ratification was 33,270 and the holders of 3,450 shares abstained from voting.


           (d)  Not applicable

Item 5.    Other Information - Not Applicable

Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit 10.1*     Distribution agreement

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




                                   DEXTERITY SURGICAL, INC.
                                   ------------------------
                                   (Registrant)




Dated:   August 10, 2001           By /s/ RICHARD A. WOODFIELD
                                          --------------------------------------
                                          Richard A. Woodfield
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Dated:   August 10, 2001           By /s/ RANDALL K. BOATRIGHT
                                          --------------------------------------
                                          Randall K. Boatright
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX


                Exhibit No.       Description of Exhibit
                -----------       ----------------------
                Exhibit 10.1*     Distribution agreement

                Exhibit 11*       Computation of Earnings (Loss) Per Share

           (b)  Reports on Form 8-K - Not Applicable



*Filed herewith