Form 10QSB
period 2001-09-30
DEXTERITY SURGICAL INC
filed 2001-11-13
CIK 860131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001
                                               ------------------


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

       On November 12, 2001, there were outstanding 12,121,492 shares of Common Stock, $.001 par value, of the registrant.

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX



                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1:    Consolidated Financial Statements - (Unaudited)

           Consolidated Balance Sheets - September 30, 2001 and December 31, 2000                       3

           Consolidated Statements of Operations - For the Three Months and Nine Months
               Ended September 30, 2001 and 2000                                                        4

           Consolidated Statements of Cash Flows - For the Nine Months
                Ended September 30, 2001 and 2000                                                       5

           Condensed Notes to Consolidated Financial Statements                                         6

Item 2:    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                11


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                            18

Item 2.    Changes in Securities                                                                        18

Item 3.    Defaults Upon Senior Securities                                                              18

Item 4.    Submission of Matters to a Vote of Security Holders                                          18

Item 5.    Other Information                                                                            18

Item 6.    Exhibits and Reports on Form 8-K                                                             18


SIGNATURES                                                                                              19

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                     September 30,          December 31,
                                                                                         2001                   2000
                                                                                     -------------          ------------
                                                                                      (Unaudited)

                                     ASSETS

Current Assets:
     Cash and cash equivalents                                                       $    165,534           $     42,085
     Accounts receivable (net of allowance for doubtful accounts of
         $29,148 in 2001 and $46,418 in 2000)                                             305,438                730,306
     Accounts receivable from related party                                                    --                 15,000
     Inventories, net                                                                     542,619              1,050,927
     Prepaid and other assets                                                              44,915                238,923
                                                                                     ------------           ------------
                  Total current assets                                                  1,058,506              2,077,241

Property, Plant and Equipment, net                                                        381,957                533,736
Investments, at cost                                                                    1,202,500              1,202,500
Deferred finance charges                                                                  159,371                215,494
Intangible Assets:
     Licensed technology rights & other, net                                           14,005,816             15,160,883
     Goodwill, net                                                                      1,136,023              1,293,082
                                                                                     ------------           ------------
                  Total assets                                                       $ 17,944,173           $ 20,482,936
                                                                                     ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                $  2,568,204           $  2,732,846
     Accrued liabilities                                                                  729,683                539,379
     Convertible debentures in default                                                  2,713,146              2,970,000
     Current portion of long-term obligations                                           4,257,330              3,149,039
                                                                                     ------------           ------------
                  Total current liabilities                                            10,268,363              9,391,264

Royalty Obligation                                                                      4,324,871              4,992,864

Minority Interest                                                                          47,248                 47,248

Commitments and Contingencies (Note 6)
Stockholders' Equity:
     Preferred Stock, $.001 par value; 2,000,000 shares authorized;
         2,445 shares issued and outstanding                                                    2                      2
     Common stock, $.001 par value; 50,000,000 shares authorized;
         11,521,492 shares issued and outstanding                                          11,522                 11,522
     Additional paid-in capital                                                        32,333,504             32,333,504
     Warrants                                                                           2,370,900              2,370,900
     Accumulated deficit                                                              (31,412,237)           (28,664,368)
                                                                                     ------------           ------------
                  Total stockholders' equity                                            3,303,691              6,051,560
                                                                                     ------------           ------------
                  Total liabilities and stockholders' equity                         $ 17,944,173           $ 20,482,936
                                                                                     ============           ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                Three Months                              Nine Months
                                                            Ended September 30,                       Ended September 30,
                                                     ---------------------------------         ---------------------------------
                                                         2001                 2000                 2001                 2000
                                                     ------------         ------------         ------------         ------------
Net Sales                                            $    995,985         $  1,069,918         $  3,422,808         $  5,383,458
                                                     ------------         ------------         ------------         ------------
Cost And Expenses:
     Cost of sales                                        844,155              596,632            1,979,516            2,326,369
     Research and development                                  --                1,500                   --                6,265
     Selling, general and administrative                  352,352              791,105            1,408,413            3,982,308
     Depreciation and amortization                        498,951              490,316            1,498,512            1,471,671
     Impairment of intangible assets                           --              627,273                   --              627,273
                                                     ------------         ------------         ------------         ------------
                                                        1,695,458            2,506,826            4,886,441            8,413,886
                                                     ------------         ------------         ------------         ------------
Loss From Operations                                     (699,473)          (1,436,908)          (1,463,633)          (3,030,428)

Other Income (Expense):
     Investment income                                                           3,552                   --               15,684
     Interest expense                                    (369,147)            (341,208)          (1,137,536)          (1,047,491)
                                                     ------------         ------------         ------------         ------------
Net Loss Before Minority Interest                      (1,068,620)          (1,774,564)          (2,601,169)          (4,062,235)
Minority Interest in Net Loss of
   Consolidated Subsidiary                                     --               58,909                   --               58,909
                                                     ------------         ------------         ------------         ------------
Net Loss                                               (1,068,620)          (1,715,655)          (2,601,169)          (4,003,326)

Less dividend requirement on
cumulative convertible preferred stock                     48,900               46,233              146,700              128,033
                                                     ------------         ------------         ------------         ------------

Net loss applicable to common stock                  $ (1,117,520)        $ (1,761,888)        $ (2,747,869)        $ (4,131,359)
                                                     ============         ============         ============         ============

Basic and Diluted Loss Per Share of
     Common Stock                                    $       (.10)        $       (.15)        $       (.24)        $       (.38)
                                                     ============         ============         ============         ============

Weighted Average Shares Used In
     Computing Basic and Diluted Loss
     Per Share of Common Stock                         11,521,492           11,496,492           11,521,492           11,000,867
                                                     ============         ============         ============         ============



              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                 Nine Months
                                                                                             Ended September 30,
                                                                                     -----------------------------------
                                                                                         2001                   2000
                                                                                     ------------           ------------
Cash Flows From Operating Activities:
Net Loss                                                                             $ (2,601,169)          $ (4,003,326)
Adjustments to reconcile net loss to net cash
    provided by operating activities -
       Depreciation and amortization                                                    1,498,512              1,471,671
       Accretion of royalty obligation                                                    548,538                559,650
       Amortization of deferred finance charges                                            56,124                 56,124
       Impairment of intangible assets                                                                           627,273
       Noncash interest expense                                                            22,500                270,000
       Minority interest in net loss of consolidated subsidiary                                --                (58,909)
       Noncash consulting expense                                                              --                 32,625
       Changes in operating assets and liabilities-
          Decrease in accounts receivable, net                                            424,867              2,276,522
          Decrease in accounts receivable from related party                               15,000                 28,236
          Decrease in inventories, net                                                    508,307                844,446
          Decrease (increase) in prepaid and other assets                                 171,508               (100,259)
          Decrease in accounts payable                                                   (164,642)              (405,786)
          Increase (decrease) in accrued expenses                                         190,304               (668,106)
                                                                                     ------------           ------------
        Net cash provided by operating activities                                         669,849                930,161
                                                                                     ------------           ------------
Cash Flows From Investing Activities:
    Additions to property and equipment                                                   (34,607)               (49,318)
    Proceeds from sale of assets                                                               --                 13,500
                                                                                     ------------           ------------
Net cash used in investing activities                                                     (34,607)               (35,818)
                                                                                     ------------           ------------
Cash Flows From Financing Activities:
    Dividends paid to preferred stockholders                                             (146,700)              (128,033)
    Payments on debt -- net                                                              (365,093)            (1,079,117)
    Payments on royalty obligations                                                            --               (147,509)
    Issuance of preferred stock                                                                --                400,000
                                                                                     ------------           ------------
        Net cash used in financing activities                                            (511,793)              (954,659)
                                                                                     ------------           ------------
Net increase (decrease) in cash and cash equivalents                                      123,449                (60,316)
Cash and cash equivalents, beginning of period                                             42,085                113,384
                                                                                     ------------           ------------
Cash and cash equivalents, end of period                                             $    165,534           $     53,068
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

                               September 30, 2001


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

At September 30, 2001, the Company had an accumulated deficit of approximately $31.4 million. During the nine month periods ended September 30, 2001 and 2000, the Company incurred net losses of approximately $2,601,000 and $4,003,000 respectively. It is likely that the Company will continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. The Company's cumulative losses have been funded primarily through the Company's initial public offering of common stock, private sales of common stock and preferred stock, debt financing, and the sale of convertible debentures. As discussed in Note 7, the Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures. Also, certain redemption rights of the holder associated with its convertible debentures were triggered by the delisting of the Company's common stock from the NASDAQ SmallCap Market. Therefore, the Company is in technical default under the convertible debentures, and the holder has the right to demand immediate repayment of the entire amount outstanding, which is $2,713,146 at September 30, 2001. The Company currently does not have sufficient resources to fund such amounts in the event of acceleration of the entire amount outstanding. Further, the Company does not have the available resources to pay the guaranteed minimum royalty balance of $680,554 as of September 30, 2001. Additionally, the current portion of other long-term obligations due in 2001 totals approximately $4,257,000 at September 30, 2001. The Company currently does not have sufficient resources to fund such amounts in the event of demands for payment. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. There can be no assurance that such additional funding will be available on terms attractive to the Company or at all. The Company does not believe it will be able to obtain financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sale of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

The Company has taken steps to improve its 2001 operating results and anticipated cash flows. Steps to improve operating results include reductions in selling, general, and administrative costs and increased sales of Dexterity products. During 2000 the Company executed agreements with the debt and obligation holders allowing the Company to fund interest on the convertible debentures and Dexterity note and a portion of the royalty obligation with stock, in lieu of cash. The Company is attempting to negotiate similar agreements to satisfy certain 2001 obligations with equity instruments. However, there can be no assurances that these events will occur or that the Company can achieve all of the planned operating improvements.

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

The Company's Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000. Trading in the Company's Common Stock is now conducted on the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock is impaired, not only in the number of shares bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

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

NOTE 3 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three months and nine months ended September 30, 2001, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 - INVENTORIES

         Inventories are summarized as follows:


                                        September 30,          December 31,
                                            2001                   2000
                                        -------------          ------------
Raw materials                           $      5,458           $      5,458
Work-in-process                              339,476                341,964
Finished Goods                             1,292,685              1,423,505
Allowances                                (1,095,000)              (720,000)
                                        ------------           ------------
                                        $    542,619           $  1,050,927
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

Included in accounts payable at September 30, 2001 and December 31, 2000 is approximately $2.0 million owed to a former supplier, which is unpaid pending the outcome of certain legal proceedings.

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


NOTE 7 - DEBT AND OTHER LONG-TERM OBLIGATIONS

Debt and other long-term obligations are outstanding as follows:


                                                                                     September 30,         December 31,
                                                                                         2001                  2000
                                                                                     -------------         ------------
Dexterity notes(1)                                                                   $  1,000,000          $  1,000,000
Line of credit(2)                                                                         645,995               754,233
Royalty obligation(3)                                                                   6,936,206             6,387,670
Convertible Debentures (in default at September 30, 2001 and
     December 31, 2000)(4)                                                              2,713,146             2,970,000
                                                                                     ------------          ------------
                                                                                       11,295,347            11,111,903
Less current portion                                                                    6,970,476             6,119,039
                                                                                     ------------          ------------
Total long-term obligations                                                          $  4,324,871          $  4,992,864
                                                                                     ============          ============


    (1) Unsecured notes payable related to Dexterity acquisition, bearing interest at 12% interest due quarterly, matured in October 2001. The Company is presently in negotiations to renew this obligation. The Company currently does not have sufficient resources to satisfy this obligation in the event of demand for payment. In February 2000, the Company and the lender amended the notes to allow interest for the period January 1, 2000 through December 31, 2000 to be paid in shares of common stock at a per share price of $1.00. Interest subsequent to December 31, 2000 is payable in cash.

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

    (3) Royalty obligation related to Dexterity acquisition, subject to annual minimum payments over a period of seven years ending 2006, discounted at 12%. The minimum payments aggregate approximately $9.7 million over the seven-year royalty period.

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

          The Debentures are convertible into shares of the Company's common stock, in whole or in part, at any time at the option of the holder. The Debentures are currently convertible at a price of $1.00 per share of common stock, or 2,713,146 shares. The conversion price is subject to downward revision if the company sells shares of its common stock, or securities convertible into shares of its common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures.

          Additionally, an amendment allowed for interest on the Debenture to be paid in shares of common stock at a per share price of $1.00 for the period February 1, 2000 through January 31, 2001. Interest subsequent to January 31, 2001 is payable in cash.

          The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than 99:1; (ii) an Interest Coverage Ratio of at least .60:1;
          (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance with these covenants and, therefore, is in technical default under the Debentures. As discussed in Note 1, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have the right to demand the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,713,146 is classified as a current liability as of September 30, 2001. The Company currently does not have, nor does it believe it could obtain, sufficient resources to fund such amounts in the event of such acceleration.


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


NOTE 9 - WECK AGREEMENT

On June 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. The Company believes this agreement will allow it to benefit from a large, established worldwide sales force and to continue to reduce overhead expenses. Sales to WCS represented 72% of the Company's net sales for the three months ended September 30, 2001 and 70% of net sales for the nine months ended September 30, 2001.

In June 2001, the Company and WCS amended the agreement which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continues its exclusive right to distribute the Dexterity Protractor, however, WCS will distribute the Dexterity Pneumo Sleeve on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Certain statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 2 regarding Dexterity Surgical, Inc. and its subsidiary's and affiliates' (collectively, the "Company") financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company's ability to obtain additional funding, the Company's ability to restructure its cash obligations, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, and in the Company's annual, quarterly and other reports filed with the SEC (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

CURRENT FINANCIAL CONDITION

         The Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures. Also, certain redemption rights of the holder of its convertible debentures were triggered by the delisting of the Company's Common Stock from the NASDAQ SmallCap Market. Therefore, the Company is in technical default under the Debentures and the holder has the right to demand immediate repayment of the entire amount outstanding. This default, in turn, invoked the cross-default clause in the Company's line of credit agreement. Further, the Company does not have the available resources to pay the guaranteed minimum royalty balance of $680,554 as of September 30, 2001. The Company currently does not have sufficient resources to fund such amounts in the event of demands for payment. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. There can be no assurance that such additional funding will be available on terms attractive to the Company or at all. The Company does not believe it will be able to obtain financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

OVERVIEW

         In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. As background, Origin Medsystems ("Origin) products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, U. S. Surgical Corporation ("Surgical") purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in September 2000 against Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be based on results, if any, obtained. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sales representatives and eliminated additional administrative staff. In aggregate, the Company reduced its number of employees from 66 at January 1, 2000 to 6 at September 30, 2001.

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last five fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development. As of September 30, 2001, the Company had an accumulated deficit of approximately $31,412,000. The Company will likely continue to incur losses for the foreseeable future. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

         The Company's future operating results will depend on many factors, including dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company's ability to obtain additional funding, the Company's ability to restructure its cash obligations, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described in Form 10-KSB for the year ended December 31, 2000.

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

    o    promissory notes in the aggregate amount of $1,000,000 (the "Notes");
         and

    o a royalty for a period of seven years ending 2006 in an amount equal to 15% of all sales of Dexterity products (the "Royalty") pursuant to a royalty agreement (the "Royalty Agreement") among the Company and the Dexterity stockholders, other than the Company. The Royalty is subject to minimum annual payments which aggregate, over the seven years of the Royalty Agreement, approximately $9,695,095.

         The Company determined the fair market value of the above consideration to be approximately $16,000,000. The Company launched distribution of Dexterity's primary products, the Dexterity(R) Pneumo Sleeve and Dexterity(R) Protractor, in March 1998. The Dexterity Merger was accounted for using the purchase method of accounting.

         On June 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. The Company believes this agreement will allow it to benefit from a large, established worldwide sales force and to continue to reduce overhead expenses. Sales to WCS represented 72% of the Company's net sales for the three months ended September 30, 2001 and 70% of net sales for the nine months ended September 30, 2001.

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

         In March 2000, the Warrants, Notes and Royalty Agreement were restructured. The maturity date of the Notes was extended by 19 months to October 18, 2001. The interest expense on the Notes for the year 2000 was paid in shares of Common Stock at a per share price of $1.00. The Warrants were amended to reflect an exercise price per share of Common Stock of $1.00. In addition, the Royalty Agreement was restructured to allow the Company to pay the first $400,000 in Royalty due for 2000 in shares of Common Stock, valued at $1.00 per share. The Company does not have the available resources to pay the minimum royalty balance of $680,554 as of September 30, 2001, or the $1 Million Note that was due October 18, 2001. The Company is presently in negotiations to renew these obligations. However, there can be no assurance these negotiations will be successful.

         At September 30, 2001, the Company had current assets of $1,059,000 and current liabilities of $10,268,000 resulting in a working capital deficit of $9,209,000. This compares to a working capital deficit of $7,314,000 at December 31, 2000. The increase in working capital deficit is primarily due to continued operating losses incurred during 2001.

         The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At September 30, 2001, the outstanding balance due on such line of credit was $646,000. The technical default under the Debentures (discussed below) triggered the cross-default clause in the line of credit agreement. Therefore, the lendor has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex, Inc., a major shareholder in the Company, purchased this instrument from the previous lendor. Teleflex, Inc. and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 1.5% continues to accrue until negotiations are completed.

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

         The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than 99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance with these covenants and, therefore, is in technical default under the Debentures. As discussed in Note 1, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have the right to demand the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,713,146 is classified as a current liability as of September 30, 2001. The Company currently does not have, nor does it believe it could obtain, sufficient resources to fund such amounts in the event of such acceleration.

         The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $1.00 per share of Common Stock. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $1.00 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 2,713,146 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. As the Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder now has the option to exercise these redemption rights. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

         For the nine month period ended September 30, 2001, operating activities provided cash of $670,000. Investment activities during the period utilized cash of $35,000. During the period, the Company's financing activities used cash of

$512,000 primarily from the net decrease in the outstanding balance of the line of credit and scheduled principal payments on the Debentures.

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

RESULTS OF OPERATIONS

         In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. As background, Origin Medsystems ("Origin) products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, U. S. Surgical Corporation ("Surgical") purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in September 2000 against Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be based on results, if any, obtained. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sales representatives and eliminated additional administrative staff. In aggregate, the Company reduced its number of employees from 66 at January 1, 2000 to 6 at September 30, 2001.

         For the three months ended September 30, 2001, the Company reported a loss from operations of $699,000 as compared with a loss from operations of $1,437,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the Company reported a loss from operations of $1,464,000 versus a loss from operations of $3,030,000 for the comparable period of 2000. The decreased loss was primarily due to the sharp decline in overhead expenses discussed below.

         Net sales decreased 7% in the third quarter 2001 and 36% in the first nine months of 2001 as compared with the same periods in 2000. Net sales were $996,000 for the third quarter of 2001 and $1,070,000 for the third quarter of 2000. Net sales for the first nine months of 2001 and 2000 were $3,423,000 and $5,383,000 respectively. These declines were due primarily to the cancelled GSI agreement.

         Gross profit from net sales in the third quarter was $152,000 in 2001 versus $473,000 in 2000. The corresponding gross profit margins decreased to 15% in 2001 from 44% in 2000. For the nine months ended September 30, gross profit was $1,443,000 or 42% in 2001 and $3,057,000 or 57% in 2000. The decline in gross profit margins was primarily due to the standard distribution discount as per the WCS agreement and increases to the reserve for inventory obsolescence of $325,000 for the three months ended September 30, 2001 and $375,000 for the nine months ended September 30, 2001.

         For the third quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, decreased 55% to $352,000 in 2001 from $791,000 in 2000. For the first nine months of 2001, these expenses decreased 65% to $1,408,000 from $3,982,000. The decline in these expenses was primarily due to the previously discussed cost cutting actions taken by the Company in response to the cancellation of the GSI agreement. As a percentage of net sales, selling, general and administrative expenses have also decreased: 35% for 2001 versus 74% for 2000 for the quarter periods and 41% for 2001 versus 74% for 2000 for the nine months periods. The Company continues to strive to reduce fixed costs whenever possible. In May 2000, the Company subleased approximately 65% of the San Antonio facility at a savings of $8,000 per month. Also, in March 2001, the Company closed the Atlanta facility at a cost savings of approximately $15,000 per month.

         Depreciation and amortization expense increased 2% to $499,000 for the third quarter of 2001 from $490,000 for the third quarter of 2000. There was a 2% increase in the comparable nine month periods.

         Interest expense was $369,000 for the quarter ended September 30, 2001 and $341,000 for the comparable 2000 quarter, an increase of 8%. For the nine months period, interest expense was $1,138,000 in 2001 and $1,047,000 in 2000, an increase of 9%. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit and interest on the note payable due to the former stockholders of Dexterity.

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




                                      DEXTERITY SURGICAL, INC.
                                      -----------------------------------------
                                      (Registrant)




Dated:   November 12, 2001            By   /s/ RICHARD A. WOODFIELD
                                          -------------------------------------
                                          Richard A. Woodfield
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Dated:   November 12, 2001            By  /s/ RANDALL K. BOATRIGHT
                                         --------------------------------------
                                          Randall K. Boatright
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------
    11*              Computation of Earnings (Loss) Per Share


*Filed herewith