Form 10KSB40
period 2001-12-31
DEXTERITY SURGICAL INC
filed 2002-04-01
CIK 860131

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-KSB


       (MARK ONE)
          [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF
                 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

           :      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ........ to ........

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

                             -----------------------

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

REGISTRANT'S REVENUES FOR FISCAL YEAR ENDED DECEMBER 31, 2001:  $4,166,000.

AT MARCH 15, 2002 (BASED UPON THE LAST REPORTED SALES PRICE OF $.02 PER SHARE), THE AGGREGATE MARKET VALUE OF THE COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT HELD BY NON-AFFILIATES WAS APPROXIMATELY $183,469. AT MARCH 15, 2002, THERE WERE OUTSTANDING 12,121,492 SHARES OF COMMON STOCK, $.001 PAR VALUE, OF THE REGISTRANT.

                       DOCUMENTS INCORPORATED BY REFERENCE

                       DOCUMENT                                                        FORM 10-KSB PART
                       --------                                                        ----------------

Definitive Proxy Statement for 2002 Annual Meeting of Stockholders              Part III, Items 9, 10, 11 and 12
Transitional Small Business Disclosure Format.  Yes [ ]  No  [X].

-------------------------------------------------------------------------------

                                     PART I

ITEM 1.                             BUSINESS
-------

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

         In this Annual Report on Form 10-KSB, the "Company," "we," "our," or "us" refers to Dexterity Surgical, Inc. and its wholly owned subsidiaries.

CURRENT FINANCIAL CONDITION

         The Company does not believe its revenues and other sources of liquidity will provide adequate funding for its current capital requirements. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. The holder of the Company's convertible debentures has the right to demand immediate repayment of the entire amount outstanding, which was $2,633,000 at December 31, 2001. In addition, at December 31, 2001, the current portion of the Company's other long-term obligations was approximately $4,702,000. There can be no assurance that additional funding will be available on terms attractive to the Company or at all. In the event the Company is required to raise additional funds, it does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

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

         The Pneumo Sleeve(R) is a device that allows the surgeon to insert one hand into the abdominal cavity while preserving pneumoperitoneum1 during laparoscopic surgery. This new surgical modality, called Hand Assisted Laparoscopic Surgery (HALS), is a hybrid between open and laparoscopic surgery. This enabling technology is expected to greatly increase the number of advanced minimal access surgeries as well as the number of surgeons who perform these procedures. In addition to being used with the Dexterity(R) Pneumo Sleeve(R), the Dexterity(R) Protractor(R) is used as a stand-alone product for open surgery, providing atraumatic retraction and wound protection.

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

RECENT DEVELOPMENTS

         Effective October 24, 2000, following the delisting of the Company's Common Stock from trading on the NASDAQ SmallCap Market, the Company's Common Stock began trading on the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock may likely be impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media coverage, if any, of the Company and lower prices for the Company's securities than might otherwise have prevailed.

         Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc. and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. The Series C Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of Common Stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series C Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. In the event two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series C Preferred Stock.

----------------------------
(1) the presence of air or gas in the preperitoneal space; it may occur spontaneously or be deliberately introduced as an aid to radiologic examination and diagnosis.

         On June 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. Sales to WCS represented 68% of total net sales for the year ended December 31, 2001.

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

         In March 2000, the Warrants, Notes and Royalty Agreement were restructured. The maturity date of the Notes was extended by 19 months to October 18, 2001. The interest expense on the Notes for the year 2000 was paid in shares of Common Stock at a per share price of $1.00. The Warrants were amended to reflect an exercise price per share of Common Stock of $1.00. In addition, the Royalty Agreement was restructured to allow the Company to pay the first $400,000 in Royalty due for 2000 in shares of Common Stock, valued at $1.00 per share. The Company does not have the available resources to pay the guaranteed minimum royalty due quarterly or the $1 million Notes that were due October 18, 2001. The Company is presently in negotiations to renew these obligations. However, there can be no assurance these negotiations will be successful.

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

COMPETITION

         The primary market in which the Company competes is the HALS instrument market. This market is highly competitive and in the current healthcare environment, cost containment has become a significant factor in purchasing decisions by hospitals. The Company competes in the HALS market with Applied Medical, Smith & Nephew and Ethicon Endo-Surgery ("Ethicon"), a Johnson & Johnson company. The HALS market also competes with the MIS market. The MIS market is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. The United States Surgical Corporation ("U.S. Surgical") is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that have led to the growth of the industry. U.S. Surgical supplies a broad line of products to the MIS industry, including products which facilitate access, assessment and treatment. Ethicon has made a major investment in the MIS field in recent years and is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from the Company rather than U.S. Surgical or Ethicon to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

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

DEPENDENCE ON WECK AND MCT

         Because we have no sales, marketing, distribution or manufacturing capabilities, we will depend on third parties to successfully perform these functions on our behalf. We rely completely on Weck Closure Systems for our sales, marketing and distribution of our products. Weck is a subsidiary of our largest shareholder. Weck currently sells products that are similar to and competitive with our products and may develop and commercialize, either alone or with others, other products that are similar to or competitive with the products we sell. Our agreement with Weck is subject to termination under various circumstances, including, in many cases, on short notice. If Weck terminated our distribution agreement, we would have difficulty arranging for another third party to distribute our products and our business and financial condition would be materially impaired.

         We currently rely upon Medical Creative Technologies, Inc., or MCT, to manufacture our products. MCT and the Company each own certain patents covering our proprietary products and share ownership of other patents covering these products. MCT has granted the Company an exclusive license to the patents it holds covering the Company's proprietary products. We do not currently have a written manufacturing agreement with MCT, but the Company is in negotiations to enter into such a written agreement. MCT could terminate the oral manufacturing agreement at any time. If the agreement is terminated, the Company believes other companies could manufacture its products. However, the transition from MCT to another manufacturer could cause delays in shipments of our products and may reduce our revenues. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to market our products. Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

ADDITIONAL BUSINESS RISKS

         HISTORY OF LOSSES; PROFITABILITY UNCERTAIN. The Company has experienced operating losses since its inception on January 1, 1989. At December 31, 2001, the Company had an accumulated deficit of approximately $44.7 million, including losses applicable to common stockholders of $16.0 million and $5.9 million in 2001 and 2000, respectively. Prior to 1996, the Company was a development stage company focused primarily on obtaining FDA approval of two medical devices. However, the Company determined not to initiate any further work on obtaining FDA approval of the devices and in 1998, sold their rights to such devices for a cash payment and a royalty on all future sales of such devices. The Company generated revenues of approximately $4.2 million during the year ended December 31, 2001.

         There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

         FUTURE ADDITIONAL CAPITAL REQUIREMENTS; NO ASSURANCE FUTURE CAPITAL WILL BE AVAILABLE. The Company does not believe its revenues and other sources of liquidity will provide adequate funding for its current capital requirements. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. The holder of the Company's convertible debentures has the right to demand immediate repayment of the entire amount outstanding, which was $2,633,000 at December 31, 2001. In addition, at December 31, 2001, the current portion of the Company's other long-term obligations was approximately $4,702,000. There can be no assurance that additional funding will be available on terms attractive to the Company or at all. In the event the Company is required to raise additional funds, it does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE

REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

         BECAUSE WE HAVE NO SALES, MARKETING, DISTRIBUTION OR MANUFACTURING CAPABILITIES, WE WILL DEPEND ON THIRD PARTIES TO SUCCESSFULLY PERFORM THESE FUNCTIONS ON OUR BEHALF. WE HAVE NO SALES, MARKETING, DISTRIBUTION OR MANUFACTURING CAPABILITIES. We rely completely on Weck Closure Systems for our sales, marketing and distribution of our products. Weck is a subsidiary of our largest shareholder. Weck currently sells products that are similar to and competitive with our products and may develop and commercialize, either alone or with others, other products that are similar to or competitive with the products we sell. Our agreement with Weck is subject to termination under various circumstances, including, in many cases, on short notice. If Weck terminated our distribution agreement, we would have difficulty arranging for another third party to distribute our products and our business and financial condition would be materially impaired.

         We currently rely upon Medical Creative Technologies, Inc., or MCT, to manufacture our products. MCT and the Company equally own the patent covering our products. We do not currently have a written agreement with MCT, but the Company is negotiating to enter into such a written agreement. MCT could terminate the oral agreement at any time. If the agreement is terminated, the Company believes other companies could manufacture its products. However, the transition from MCT to another manufacturer could cause delays in shipments of our products and may reduce our revenues. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to market our products. Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

         PRIVATE PLACEMENTS. Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc. and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. The Series C Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of Common Stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series C Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. In the event two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series C Preferred Stock.

         Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.54. The holders of Series B Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66K% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the Series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series B Preferred Stock.

         In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of 8% Series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. In March 2000, 150 shares of Series A Preferred Stock were converted into 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.54. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66K% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series A Preferred Stock.

         In December 1997, the Company sold 250,000 shares of Common Stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The proceeds from the private placement were used to repay the Company's line of credit with another financial institution, to make the January 1998 equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest and, unless sooner paid, redeemed or converted, require monthly principal payments commencing in December 2000 of $10 per $1000 of the then remaining principal amount. In March 2000, the Debentures were modified to provide that the interest payable between February 1, 2000 through January 31, 2001 shall be paid in shares of Common Stock, valued at $1.00 per share. The remaining principal balance will mature in December 2004. The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt to Net Worth Ratio of no greater than .99:1;
(ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and therefore, is in default under the Debentures. Accordingly, the holders have the right to demand the immediate repayment of the entire amount outstanding. The Company is not current on its interest and principal repayment obligations under the Debentures and does not have sufficient resources to fund such amounts in the event of acceleration of the entire amount outstanding. The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $1.00 per share of Common Stock. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $1.00 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 3,000,000 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. As the Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder now has the option to redeem the Debentures for the entire amount outstanding, which was $2,633,000 at December 31, 2001. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

         POTENTIAL ADVERSE EFFECTS OF CONVERSION OF DEBENTURES AND PREFERRED STOCK AND EXERCISE OF WARRANTS. The Company cannot predict what effect, if any,
(i) the conversion of the Debentures or Preferred Stock or exercise of warrants into Common Stock or (ii) the payment of interest and the Royalty in shares of Common Stock and/or the sale of such Common Stock into the public market will have on the market price of the Company's Common Stock. Offers or sales of significant quantities of the Company's Common Stock, or the perception that such sales may occur or have occurred, could adversely affect the market price. The conversion features of the Debentures and Preferred Stock operates such that the holders thereof receive more shares of the Common Stock upon conversion if the conversion price is adjusted downward as described above. The holders of the Debentures claim that the conversion price of the Debentures requires a downward adjustment to $.03 as a result of the shares of Common Stock issued by the Company in settlement of the Andrieni lawsuit (See "Legal Proceedings" in Item 3 for a description of the Andrieni lawsuit). The Company disputes the claim of the Debenture holders and believes the conversion price should remain at $1.00. However, there can be no assurance that the Debenture holders will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required, upon conversion of the Debentures, to issue approximately thirty-three times the number of shares that would be issuable at a $1.00 conversion price. Any issuance of shares of Common Stock upon the conversion of the Preferred Stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of Common Stock issuable upon the conversion of the Preferred Stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company's stockholders' rights will be diluted. Such uncertainty creates downward pressure on the public market price of the Company's Common Stock. In the event such holders convert their Debentures or shares of Preferred Stock, as applicable, and sell a large number of shares of Common Stock into the public market over a short time, the market price for the Common Stock could decline. Such a decline may make future equity financings more difficult for the Company to obtain on an acceptable basis, if at all.

         EFFECTS OF DELISTING FROM NASDAQ SMALLCAP MARKET; LACK OF LIQUIDITY OF LOW PRICED STOCKS. On October 24, 2000, the Company's Common Stock was delisted from the Nasdaq SmallCap Market. Trading in the Common Stock is now conducted in the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock has been impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage of the Company and lower prices for the Company's securities.

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

         SHARES ELIGIBLE FOR FUTURE SALE OR ISSUANCE. Sales of shares of Common Stock by existing stockholders under Rule 144 of the Securities Act, or through the exercise of outstanding vested options or the conversion of the Debentures or Preferred Stock, could have an adverse effect on the price of the Common Stock. At March 15, 2002, virtually all of the 12,121,492 shares of Common Stock outstanding are eligible for sale in the public market. In addition, at December 31, 2001 there were outstanding options to acquire up to approximately 1,295,800 shares of Common Stock, warrants to acquire 1,697,500 shares of Common Stock, 3,000,000 shares of Common Stock issuable upon conversion of the Debentures (subject to being increased upon any downward adjustment to the conversion price as described above under "Potential Adverse Effects of Conversion of Debentures and Preferred Stock and Exercise of Warrants), 662,338 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 665,584 shares of Common Stock issuable upon conversion of the Series B Preferred Stock and 400,000 shares of Common Stock issuable upon conversion of Series C Preferred Stock. In the event a large number of shares are sold in the public market over a short period of time, the market price for Common Stock could decline.

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

EMPLOYEES

         As of March 15, 2002, the Company employed 5 persons, of which 4 were full-time and 1 was part-time. None of the Company's employees are represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be satisfactory.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         The executive officers and directors of the Company as of March 15, 2002 and their names, ages, positions/occupations and tenure as an officer with the Company are as follows:

                                                                                                   OFFICER
            NAME                       AGE                 POSITION/OCCUPATION                      SINCE
            ----                       ---                 -------------------                      -----
Richard A. Woodfield                    59      President, Chief Executive Officer and              1998
                                                Director of Dexterity Surgical, Inc.

Randall K. Boatright                    53      Executive Vice President, Chief                     1992
                                                Financial Officer, Secretary and
                                                Director of Dexterity Surgical, Inc.

Jeffrey H. Berg                         58      President of Health Care Insights,                   N/A
                                                Edison, NJ and Director of Dexterity
                                                Surgical, Inc.

Christopher K. Black                    45      Investor and Director of Dexterity                   N/A
                                                Surgical, Inc.

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

ITEM 2.  PROPERTIES

         The Company currently leases corporate headquarters in San Antonio, Texas, under a lease expiring in July 2002. The Company's lease of office and distribution facilities in Atlanta, Georgia expired on February 28, 2002. During 2001 the Company incurred aggregate rental expense of approximately $67,000, which was net of sublease income of approximately $147,000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company filed a lawsuit for breach of contract on September 11, 2000 in the Superior Court of the State of California, City and County of San Francisco, against General Surgical Innovations, Inc. and United States Surgical Corporation. The lawsuit relates to the unilateral termination of the Company's distribution agreement with General Surgical Innovations, Inc. On October 15, 2001, General Sugical Innovations, Inc. and Tyco Healthcare Group, L.P. filed a cross complaint against the Company for breach of contract related to the same distribution agreement in the Superior Court of the State of California, City and County of San Francisco. The cross-complainants seek damages in excess of $2,500,000.

         On February 19, 2001, in Andrieni v. Lifequest Medical, Inc., et al., Civil Action File No. E-71617 in Fulton County (Georgia) Superior Court, the jury rendered a verdict in favor of plaintiffs in the amount of $297,000, plus statutory interest. The Company recorded an expense and accrued liability of approximately $360,000 as of December 31, 2000. Subsequently, the Company settled the Andrieni complaint for consideration primarily consisting of cash, future installment payments, and 600,000 shares of common stock valued at approximately $30,000. The settlement's estimated fair value is $168,000. The resulting change in estimate of the expense and accrued liability of $192,000 was recorded in October 2001.

         By letter dated January 7, 2002, Surgical Visions I, Inc. and various individuals, including K.C. Fadem, a former director of the Company, threatened to file a lawsuit against the Company and certain of its officers and directors alleging, among other things, conspiracy to defraud minority shareholders, breach of fiduciary duty, falsification of corporate minutes, issuance of false and misleading public filings and press releases and bribery. The Company believes these claims and the threatened lawsuit are without merit and intends to vigorously defend itself in the event such lawsuit is filed.

         By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed that the Company had underpaid royalties owed him on the Company's products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. There can be no assurance that the Company will not be required to make such additional royalty payments. Any such payments would have a material adverse effect on the Company's results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITYAND
         RELATED STOCKHOLDER MATTERS

The Common Stock, $.001 par value ("Common Stock"), of the Company trades on the OTC Bulletin Board under the symbol "DEXT," and commenced trading in August 1992. The following table presents the range of high and low sales prices for the Common Stock as reported by the Nasdaq Stock Market for the periods indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

QUARTER ENDED                  HIGH                  LOW
-------------                  ----                  ---
Fiscal 2001:

Fourth Quarter                $.0600                $.0100
Third Quarter                 $.1700                $.0500
Second Quarter                $.4000                $.1562
First Quarter                 $.2031                $.1094

Fiscal 2000:

Fourth Quarter                $.5000                $.0938
Third Quarter                 $.8438                $.3125
Second Quarter               $1.6250                $.6250
First Quarter                $3.7500                $.6875


         At March 15, 2002, there were approximately 175 record holders of Common Stock.

         The Company has not in the past declared any cash dividends on the Common Stock, and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 2 regarding Dexterity Surgical, Inc. and its subsidiary's and affiliates' (collectively, the "Company") financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the Company's ability to manufacture, market and distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein and in the Company's annual, quarterly and other reports filed with the SEC (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

CURRENT FINANCIAL CONDITION

         The Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures and has not made required monthly principal and interest payments during 2002 because it lacked the funds to do so. Also, certain redemption rights of the holder of its convertible debentures were triggered by the delisting of the Company's common Stock from the NASDAQ SmallCap Market. Therefore, the Company is in default under the Debentures and the holder has the right to demand immediate repayment of the entire amount outstanding. This default, in turn, invoked the cross-default clause in the Company's line of credit agreement. Further, the Company is in default on the $1,000,000 Notes due on October 18, 2001 and does not have the available resources to pay the guaranteed minimum royalty. The Company currently does not have sufficient resources to fund such amounts in the event of demands for payment. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. There can be no assurance that such additional funding will be available on terms attractive to the Company or at all. The Company does not believe it will be able to obtain financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

OVERVIEW

         In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. As background, Origin Medsystems ("Origin) products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, U. S. Surgical Corporation ("Surgical") purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in September 2000 against Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be based on results, if any, obtained. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sales representatives and eliminated additional administrative staff. In aggregate, the Company reduced its number of employees from 66 at January 1, 2000 to 4 at March 15, 2002.

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last five fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development. As of December 31, 2001, the Company had an accumulated deficit of approximately $45,000,000. There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

         The Company's future operating results will depend on many factors, including dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company's ability to obtain additional funding, the Company's ability to restructure its cash obligations, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described in this Annual Report on Form 10-KSB.

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

         On June 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. Sales to WCS represented 68% of total net sales for the year ended December 31, 2001.

         In June 2001, the Company and WCS amended the agreement which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continues its exclusive right to distribute the Dexterity Protractor, however, WCS will distribute the Dexterity Pneumo Sleeve on a non-exclusive basis. WCS is currently selling products that are similar to and competitive with our products. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, are extended until December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed that the Company had underpaid royalties owed him on the Company's products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. There can be no assurance that the Company will not be required to make such additional royalty payments. Any such payments would have a material adverse effect on the Company's results of operations.

         On February 19, 2001, in Andrieni v. Lifequest Medical, Inc., et al., Civil Action File No. E-71617 in Fulton County (Georgia) Superior Court, the jury rendered a verdict in favor of plaintiffs in the amount of $297,000, plus statutory interest. The Company recorded an expense and accrued liability of approximately $360,000 as of December 31, 2000. Subsequently, the Company settled the Andrieni complaint for consideration primarily consisting of cash, future installment payments, and common stock. The settlement's estimated cost is $168,000. The resulting reduction in estimated expense and accrued liability of $192,000 was recorded in December 2001.

         Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. The Series C Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of Common Stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series C Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. In the event two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series C Preferred Stock.

         In March 2000, the Warrants, Notes and Royalty Agreement were restructured. The maturity date of the Notes was extended by 19 months to October 18, 2001. The interest expense on the Notes for the year 2000 was paid in shares of Common Stock at a per share price of $1.00. The Warrants were amended to reflect an exercise price per share of Common Stock of $1.00. In addition, the Royalty Agreement was restructured to allow the Company to pay the first $400,000 in Royalty due for 2000 in shares of Common Stock, valued at $1.00 per share. The Company does not have the available resources to pay the guaranteed minimum royalty due quarterly or the $1 million Notes that were due October 18, 2001. The Company is presently in negotiations to renew these obligations. However, there can be no assurance these negotiations will be successful.

         At December 31, 2001, the Company had current assets of $517,000 and current liabilities of $10,511,000 resulting in a working capital deficit of $9,994,000. This compares to a working capital deficit of $7,314,000 at December 31, 2000. The increase in working capital deficit is primarily due to the operating losses incurred during 2001.

         The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At December 31, 2001, the outstanding balance due on such line of credit was $646,000 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed below) triggered the cross-default clause in the line of credit agreement. Therefore, the lendor has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex, Inc., a major shareholder in the Company purchased this instrument from the previous lendor. Teleflex, Inc. and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 1.5% continues to accrue until negotiations are completed.

         Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.54. The holders of Series B Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series B Preferred Stock.

         In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred stock were converted to 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. The Series A Preferred Stock is currently convertible into share of Common Stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of common Stock, at a per share price less than $1.54. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series A Preferred Stock.

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

         The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than ..99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. As discussed in Note 1, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have the right to demand the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 is classified as a current liability as of December 31, 2001. The Company is not current on its interest and principal repayment obligations and currently does not have, nor does it believe it could obtain, sufficient resources to fund such amount in the event of such acceleration.

         The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $1.00 per share of Common Stock. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $1.00 per share of Common Stock, subject to certain allowed exceptions, during the term of the

Debentures. The Debentures are currently convertible for an aggregate of 2,632,563 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The holders of the Debentures claim that the conversion price of the Debentures requires a downward adjustment to $.03 as a result of the shares of Common Stock issued by the Company in settlement of the Andrieni lawsuit (See Item 3 "Legal Proceedings" for a description of the Andrieni lawsuit). The Company disputes the claim of the Debenture holders and believes the conversion price should remain at $1.00. However, there can be no assurance that the Debenture holders will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required, upon conversion of the Debentures, to issue approximately thirty-three times the number of shares that would be issuable at a $1.00 conversion price. Any issuance of shares of Common Stock upon the conversion of the Preferred Stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of Common Stock issuable upon the conversion of Preferred Stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company's stockholders rights will be diluted. Such uncertainty creates downward pressure on the public market price of the Company's Common Stock. In the event such holders convert their Debentures or shares of Preferred Stock, as applicable, and sell a large number of shares of Common Stock into the public market over a short time, the market price for the Common Stock could decline. Such a decline may make future equity financing more difficult for the Company to obtain on an acceptable basis, if at all. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. As the Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder now has the option to exercise these redemption rights. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

         For the year ended December 31, 2001, operating activities provided cash of $693,000. Investment activities during the period utilized cash of $35,000. During the period, the Company's financing activities used cash of $641,000 primarily from the net decrease in debt obligations.

         For the year ended December 31, 2000, operating activities provided cash of $987,000. Investment activities during the period utilized cash of $36,000. During 2000, the Company's financing activities used cash of $1,023,000 primarily from the net decrease in the outstanding balance of the line of credit.

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

RESULTS OF OPERATIONS FOR YEAR ENDING DECEMBER 31, 2001

         In February 2000, the Company's principal supplier, GSI terminated its distribution agreement with the Company. As background, Origin products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, Surgical purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in September 2000 against Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be based on results, if any, obtained. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force form employees to independent sales representatives and eliminated additional administrative staff. In addition, certain officers of the Company agreed to restructure their compensation packages to increase short term cash flow.

         For the year ended December 31, 2001, the Company reported a loss from operations of $13,569,000 as compared with a loss from operations of $4,384,000 for the year ended December 31, 2000. For the year ended December 31, 2001, the Company reported a net loss applicable to common stock of $16,028,000 or $1.38 per basic and diluted share. This compares with a net loss applicable to common stock of $5,923,000 or $.53 per basic and diluted share for the year ended December 31, 2000. The increased loss is primarily due to the impairment of intangible assets and goodwill discussed below.

         Net sales decreased 37% in 2001 as compared with 2000. Net sales were $4,166,000 for 2001 and $6,587,000 for 2000. These declines were primarily due to the cancelled GSI agreement.

         Gross profit from net sales was $1,388,000 in 2001 versus $3,325,000 in 2000. The corresponding gross profit margins were 33% in 2001 and 50% in 2000. The decline in gross profit margins was primarily due to the standard distribution discount as per the WCS agreement and increase to the reserve for inventory obsolescence of $780,000 during 2001.

         In 2001, selling, general and administrative expenses, which consist primarily of salaries and other costs necessary to support the Company's infrastructure, decreased 71% to $1,499,000 from $5,094,000 in 2000. The decline in these expenses was primarily due to the previously discussed cost cutting actions taken by the Company in response to the cancellation of the GSI agreement. As a percentage of net sales, selling, general and administrative expenses have also decreased: 36% for 2001 versus 77% for 2000. The Company continues to strive to reduce fixed costs whenever possible. In May 2000, the Company subleased approximately 65% of the San Antonio facility at a savings of $8,000 per month. Also, in March 2001, the Company closed the Atlanta facility at a cost savings of approximately $15,000 per month.

         In 2001, the Company recognized impairments of approximately $10,400,000 on licensed technology rights for the Pneumo Sleeve and Protractor due to the lack of expected future cash flows, specifically the reduced minimum purchase guarantees under the Weck agreement. In the fourth quarter of 2001, the fair value of goodwill was determined to be $0, and the Company recognized an impairment loss of approximately $1,100,000. An other than temporary impairment charge of $751,566 was also taken in the fourth quarter on the investment in Ana-Tech as determined by the latest expected sale of ownerships interests by Ana-Tech for cash to third parties.

         Depreciation and amortization expense increased 10% to $1,993,000 in 2001 from $1,982,000 in 2000.

         Interest expense was $1,517,000 in 2001 and $1,439,000 in 2000, an increase of 5%. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit, debenture interest and interest on the note payable due to the former stockholders of Dexterity.

RESULTS OF OPERATIONS FOR YEAR ENDING DECEMBER 31, 2000

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

         Information required under this Item will be contained in the Company's Proxy Statement for 2002 Annual Meeting, which is incorporated herein by reference.

         See also "Executive Officers and Directors of the Registrant" under
Part I, Item 1, herein.

ITEM 10. EXECUTIVE COMPENSATION

         Information required under this Item will be contained in the Company's Proxy Statement for 2002 Annual Meeting, which is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item will be contained in the Company's Proxy Statement for 2002 Annual Meeting, which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item will be contained in the Company's Proxy Statement for 2002 Annual Meeting, which is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE
                                                                                                         ----
         Report of Independent Auditors..............................................................     F-2

         Consolidated Balance Sheets at December 31, 2001 and 2000...................................     F-3

         Consolidated Statements of Operations for the years ended
         December 31, 2001 and 2000..................................................................     F-5

         Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 2001 and 2000..................................................................     F-6

         Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000........     F-7

         Notes to Consolidated Financial Statements..................................................     F-9

2.       EXHIBIT INDEX

EXHIBIT
NUMBER                           IDENTIFICATION OF EXHIBIT
------                           -------------------------
2.1      Plan of Merger and Acquisition Agreement dated December 18, 1998 between Dexterity Incorporated and the Company (incorporated by reference herein to Exhibit 2.8 to the Company's Annual Report on Form
         10-KSB for the year ended December 31, 1998).

3.1 Restated Certificate of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2      Bylaws of the Registrant (incorporated by reference herein to Exhibit
         3.2 to the Company's Registration Statement on Form S-1 filed on August
         19, 1992, Registration No. 33-49196).

4.1      Convertible Loan Agreement among the Company, Renaissance Capital
         Growth and Income Fund III, Inc., Renaissance US Growth and Income
         Trust PLC and Renaissance Capital Group, Inc. dated December 19, 1997
         (incorporated by reference herein to Exhibit 4.1 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended December 31,
         1997).

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

EXHIBIT
NUMBER                           IDENTIFICATION OF EXHIBIT
------                           -------------------------
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

EXHIBIT
NUMBER                           IDENTIFICATION OF EXHIBIT
------                           -------------------------
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

10.24    Exclusive Distribution Agreement between the Company and Weck Closure
         Systems, LLC dated July 1, 2000 (incoporated herein by reference to
         Exhibit 99.2 to the Company's Current Report on Form 8-L filed
         September 13, 2000).

10.25    Amended Employment Agreement between the Company and Randall K.
         Boatright dated December 1, 2000 (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.26    Series C Convertible Preferred Stock Purchase Agreement dated July 31,
         2000 (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
         2000).

10.27 Distribution Agreement between the Company and Weck Closure Systems LLC dated June 5, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed August 10, 2001).

22       Subsidiaries

                                      State of            Name Under Which
         Name                         Incorporation       Doing Business
         -----------------------------------------------------------------------
         ValQuest Medical, Inc.       Nevada              ValQuest Medical, Inc.


23.1*    Consent of Ernst & Young LLP

*   Filed herewith

(b)      REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DEXTERITY SURGICAL, INC.


April 1, 2002                           By:      /s/ Richard A. Woodfield
                                           -------------------------------------
                                                     Richard A. Woodfield
                                           President and Chief Executive Officer

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

SIGNATURE                                               TITLE                                  DATE
---------                                               -----                                  ----
/s/ Richard A. Woodfield                 President, Chief Executive Officer               April 1, 2002
------------------------------------     and Director (Principal Executive
Richard A. Woodfield                     Officer


/s/ Randall K. Boatright                 Executive Vice President, Chief                  April 1, 2002
------------------------------------     Financial Officer and Director
Randall K. Boatright                     (Principal Financial and Accounting
                                         Officer Officer)


/s/ Jeffrey H. Berg, Ph.D.               Director                                         April 1, 2002
------------------------------------
Jeffrey H. Berg, Ph.D.


/s/ Christopher K. Black                 Director                                         April 1, 2002
------------------------------------
Christopher K. Black

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----

Report of Independent Auditors.......................................................................     F-2

Consolidated Balance Sheets at December 31, 2001 and 2000............................................     F-3

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000...........................................................................     F-5

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001 and 2000...........................................................................     F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000.................     F-7

Notes to Consolidated Financial Statements...........................................................     F-9

                         Report of Independent Auditors

Board of Directors and Stockholders
Dexterity Surgical, Inc.

We have audited the consolidated balance sheets of Dexterity Surgical, Inc. (the Company), formerly LifeQuest Medical, Inc. (a Delaware Corporation), and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dexterity Surgical, Inc. as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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



San Antonio, Texas
March 1, 2002

                    Dexterity Surgical, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                             DECEMBER 31
                                                                     2001                   2000
                                                            -----------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $         59,008       $         42,085
   Accounts receivable (net of allowance for doubtful
     accounts of $28,119 and $46,418 in 2001 and 2000,
     respectively)                                                       217,629                730,306
   Accounts receivable from related parties                               14,308                 15,000
   Inventories, net                                                      127,904              1,050,927
   Prepaid and other assets                                               98,048                238,923
                                                            -----------------------------------------------
Total current assets                                                     516,897              2,077,241

Property, plant, and equipment:
   Furniture and fixtures                                                144,916                140,844
   Computers and equipment                                               445,658                445,658
   Machinery and equipment                                               644,596                614,061
   Leasehold improvements                                                145,301                145,301
                                                            -----------------------------------------------
                                                                       1,380,471              1,345,864
   Less accumulated depreciation                                       1,055,933                812,128
                                                            -----------------------------------------------
Net property, plant, and equipment                                       324,538                533,736

Deferred finance charges                                                 140,662                215,494

Investments                                                              450,934              1,202,500

Intangible assets:
   Licensed technology rights and other, less
     accumulated amortization of $0 and $2,679,609
     in 2001 and 2000, respectively                                    3,239,720             15,160,883

   Goodwill, net, less accumulated amortization of $0
     and $839,150 in 2001 and 2000, respectively                               -              1,293,082
                                                            -----------------------------------------------
Net intangible assets                                                  3,239,720             16,453,965
                                                            -----------------------------------------------

Total assets                                                    $      4,672,751       $     20,482,936
                                                            ===============================================

                    Dexterity Surgical, Inc. and Subsidiaries

                                                                             DECEMBER 31
                                                                     2001                   2000
                                                                -------------------------------------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Accounts payable                                             $      2,563,549       $      2,732,846
   Accrued liabilities                                                   613,047                539,379
   Current portion of long-term obligations,
     including debt and royalty obligations in default
     of $3,632,563 and $414,318, respectively, at
     December 31, 2001 and debt in default of $2,970,000
     at December 31, 2000                                              7,334,743              6,119,039
Total current liabilities                                             10,511,339              9,391,264

Minority interest                                                         47,248                 47,248

Royalty obligation                                                     4,060,221              4,992,864

Commitments and contingencies

Stockholders' (deficit) equity:
   Preferred stock, $.001 par value; 2,000,000 shares
     authorized; 2,445 shares issued and outstanding in
     2001 and 2000                                                             2                      2
   Common stock, $.001 par value; 50,000,000 shares
     authorized; 12,121,492 (2001) and 11,521,492
     (2000) shares issued and outstanding                                 12,122                 11,522
   Additional paid-in capital                                         32,362,904             32,333,504
   Warrants                                                            2,370,900              2,370,900
   Accumulated deficit                                               (44,691,985)           (28,664,368)
                                                            -----------------------------------------------
Total stockholders' (deficit) equity                                  (9,946,057)             6,051,560

                                                            -----------------------------------------------
Total liabilities and stockholders' (deficit) equity            $      4,672,751       $     20,482,936
                                                            ===============================================


See accompanying notes.

                    Dexterity Surgical, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                        YEAR ENDED DECEMBER 31
                                                                     2001                   2000
                                                            -----------------------------------------------
Net sales                                                       $      4,166,463       $      6,586,678

Cost and expenses:
   Cost of sales                                                       2,778,547              3,261,533
   Research and development                                                    -                  6,265
   Selling, general, and administrative                                1,498,723              5,093,637
   Depreciation and amortization                                       1,993,307              1,982,332
   Impairment of intangible assets, goodwill, and
     other                                                            11,464,743                627,273
                                                            -----------------------------------------------
                                                                      17,735,320             10,971,040
                                                            -----------------------------------------------
Loss from operations                                                 (13,568,857)            (4,384,362)

Other income (expense):
   Interest expense                                                   (1,516,570)            (1,438,548)
   Investment and other income                                             4,976                 17,463
   Loss on investment                                                   (751,566)                     -
                                                            -----------------------------------------------
Net loss before minority interest                                    (15,832,017)            (5,805,447)

Minority interest in net loss of consolidated
   subsidiary                                                                  -                 58,909
                                                            -----------------------------------------------
Net loss                                                             (15,832,017)            (5,746,538)

Less: dividend requirement on cumulative
   convertible preferred stock                                           195,600                176,933
                                                            -----------------------------------------------

Net loss applicable to common stock                             $    (16,027,617)      $     (5,923,471)
                                                            ===============================================

Basic and diluted loss per share of common stock                $          (1.38)      $          (0.53)
                                                            ===============================================

Weighted average shares outstanding used in
   computing basic and diluted loss per share
   of common stock                                                    11,619,853             11,130,368
                                                            ===============================================

See accompanying notes.

                    Dexterity Surgical, Inc. and Subsidiaries

            Consolidated Statements of Stockholders' (Deficit) Equity

                                      PREFERRED STOCK              COMMON STOCK
                               ----------------------------------------------------------
                                 SHARES ISSUED               SHARES ISSUED
                                      AND        $.001 PAR        AND        $.001 PAR
                                  OUTSTANDING      VALUE      OUTSTANDING       VALUE
                               -----------------------------------------------------------
Balance, December 31, 1999             2,195       $   2        10,212,742    $ 10,213
   Conversion of preferred
     stock into common stock            (150)          -            93,750          94
   Issuance of stock, interest
     and royalty obligations               -           -           790,000         790
   Issuance of stock,
     acquisition of MedWorks
     assets                                -           -           400,000         400
   Sale of preferred stock               400           -                 -           -
   Issuance of common stock
     for services                          -           -            25,000          25
   Preferred stock dividends               -           -                 -           -
   Net loss                                -           -                 -           -
                               -----------------------------------------------------------
Balance, December 31, 2000             2,445           2        11,521,492      11,522
   Issuance of stock, Andrieni
     settlement                            -           -           600,000         600
   Preferred stock dividends               -           -                 -           -
   Net loss                                -           -                 -           -
                               -----------------------------------------------------------
Balance, December 31, 2001             2,445       $   2        12,121,492    $ 12,122
                               ===========================================================


                                   ADDITIONAL
                                    PAID-IN                         ACCUMULATED
                                    CAPITAL          WARRANTS         DEFICIT            TOTAL
                               ---------------------------------------------------------------------
Balance, December 31, 1999       $  30,742,313    $   2,370,900   $  (22,740,897)    $  10,382,531
   Conversion of preferred
     stock into common stock               (94)               -                -                 -
   Issuance of stock, interest
     and royalty obligations           789,210                -                -           790,000
   Issuance of stock,
     acquisition of MedWorks
     assets                            399,600                -                -           400,000
   Sale of preferred stock             400,000                -                -           400,000
   Issuance of common stock
     for services                        2,475                -                -             2,500
   Preferred stock dividends                 -                -         (176,933)         (176,933)
   Net loss                                  -                -       (5,746,538)       (5,746,538)
                               ---------------------------------------------------------------------
Balance, December 31, 2000          32,333,504        2,370,900      (28,664,368)        6,051,560
   Issuance of stock, Andrieni
     settlement                         29,400                -                -            30,000
   Preferred stock dividends                 -                -         (195,600)         (195,600)
   Net loss                                  -                -      (15,832,017)      (15,832,017)
                               ---------------------------------------------------------------------
Balance, December 31, 2001       $  32,362,904    $   2,370,900   $  (44,691,985)    $  (9,946,057)
                               =====================================================================


See accompanying notes.

                    Dexterity Surgical, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                         YEAR ENDED DECEMBER 31
                                                                       2001                  2000
                                                              ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $    (15,832,017)      $   (5,746,538)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                          243,805              232,110
     Amortization                                                        1,749,502            1,750,222
     Accretion of royalty obligation                                       728,736              747,786
     Amortization of deferred finance charges                               74,832               74,832
     Noncash interest expense                                               22,500              367,500
     Noncash consulting expense                                                  -               42,375
     Impairment of intangible assets, goodwill, and other               11,464,743              627,273
     Loss on investment                                                    751,566                    -
     Minority interest in net loss of consolidated
       subsidiary                                                                -              (58,909)
     Changes in operating assets and liabilities:
       Decrease in accounts receivable, net                                512,677            2,135,518
       Decrease in accounts receivable from related parties                    692               26,066
       Decrease in inventories, net                                        923,023            1,283,337
       Decrease (increase) in prepaid and other assets                     118,375             (136,292)
       Decrease in accounts payable                                       (169,297)            (114,733)
       Increase (decrease) in accrued liabilities                          103,668             (243,367)
                                                              ---------------------------------------------
Net cash provided by operating activities                                  692,805              987,180

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment                                (34,607)             (49,318)
Proceeds on disposal of property, plant, and equipment                           -               13,500
                                                              ---------------------------------------------
Net cash used in investing activities                                      (34,607)             (35,818)

                    Dexterity Surgical, Inc. and Subsidiaries

                                                                         YEAR ENDED DECEMBER 31
                                                                       2001                  2000
                                                              ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt - net                                  $       (337,437)      $      (30,000)
Net payments on line of credit                                            (108,238)          (1,068,219)
Proceeds from issuance of preferred stock                                        -              400,000
Payments on royalty obligation                                                   -             (147,509)
Payments of preferred stock dividends                                     (195,600)            (176,933)
                                                              ---------------------------------------------
Net cash used in financing activities                                     (641,275)          (1,022,661)
                                                              ---------------------------------------------
Net increase (decrease) in cash and cash equivalents                        16,923              (71,299)

Cash and cash equivalents, beginning of year                                42,085              113,384
                                                              ---------------------------------------------

Cash and cash equivalents, end of year                            $         59,008       $       42,085
                                                              =============================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
Common stock issued in connection with interest obligations       $              -       $      390,000
Common stock issued for minimum royalty obligation                               -              400,000
Common stock issued in connection with
   acquisitions/investments                                                      -              400,000
Common stock issued in settlement of litigation judgment                    30,000                    -
Fair value of common stock and warrants issued for
   professional services                                                         -                2,500


See accompanying notes.

                    Dexterity Surgical, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

1.  ORGANIZATION AND DESCRIPTION OF THE COMPANY AND RISK FACTORS

Dexterity Surgical, Inc., a Delaware corporation (Dexterity or the Company), formerly LifeQuest Medical, Inc. (LifeQuest), was incorporated on December 23, 1988, and commenced operations on January 1, 1989. The Company is engaged in the development, commercialization, and distribution of proprietary and nonproprietary medical devices. Effective January 1, 1998, the Company merged each of its wholly owned subsidiaries, LifeQuest Endoscopic Technologies, Inc.
(LQET), Klein Medical, Inc. (Klein), and Val-U-Med, Inc., into the Company. The Company also owns 82% of ValQuest Medical, Inc. (Valquest). The accompanying consolidated financial statements include the accounts of Dexterity and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform to the 2001 presentation.

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

At December 31, 2001, the Company had an accumulated deficit of approximately $44.7 million. During the years ended December 31, 2001 and 2000, the Company incurred net losses of approximately $15.8 million and $5.7 million, respectively. The Company's cumulative losses have been funded primarily through the Company's initial public offering of common stock, private sales of common stock and preferred stock, debt financing, and the sale of convertible debentures. As discussed in Note 8, the Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures. Also, certain redemption rights of the holder associated with its convertible debentures were triggered by the delisting of the Company's Common Stock from the NASDAQ SmallCap Market. Therefore, the Company is in technical default under the Debentures, and the holder has the right to demand immediate repayment of the entire amount outstanding, which is approximately $2,633,000 at December 31, 2001.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000

1.  ORGANIZATION AND DESCRIPTION OF THE COMPANY AND RISK FACTORS (CONTINUED)

The Company currently does not have sufficient resources to fund such amounts in the event of acceleration of the entire amount outstanding. Additionally, the current portion of other long-term obligations due in 2002 totals approximately $4,702,000 at December 31, 2001. In the event the Company is required to raise additional funds, it does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships, or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities.

During 2001, the Company took steps to improve its operating results and anticipated cash flows. Steps to improve operating results included reductions in selling, general, and administrative costs. The Company is attempting to restructure agreements in the current year to satisfy certain 2001 obligations with equity instruments. Based on current projections for 2002, management believes that the Company's operating results for 2002 will not generate sufficient working capital. Accordingly, the Company is negotiating to transfer the manufacturing process to a new, lower-cost operator. During this transition period estimated to be four to six months, the Company will be unable to obtain Dexterity products for sale. Therefore, during this period, the Company will be dependent on loans and advances from industry partners to sustain its operations throughout the year. However, there can be no assurances that these events will occur, that the Company can achieve all of the planned operating improvements, or that ultimately the projections of operating results will be achieved.

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

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


1.  ORGANIZATION AND DESCRIPTION OF THE COMPANY AND RISK FACTORS (CONTINUED)

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

INVENTORIES

Inventories consist of raw materials, work in process, and finished goods which are stated at the lower of cost (determined on an average-cost basis which approximates the first-in, first-out basis) or market. The Company increased its reserve for obsolete inventory on products selling below their historical cost by $779,672 and $478,518 for the years ended December 31, 2001 and 2000, respectively, which is included in cost of sales on the income statement.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


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

In 2000, the Company recognized impairments of approximately $627,000 on certain licensed technology rights due to a lack of expected future cash flows from the development of these technologies. In 2001, the Company recognized impairments of approximately $10,400,000 on licensed technology rights for the Pneumo Sleeve and Protractor due to the lack of expected future cash flows, specifically the reduced minimum purchase quarantees under the Weck Closure Systems agreement. The Company's analysis of the undiscounted cash flows based on the minimum purchase guarantees supports this balance.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

The Company records the assets and liabilities of businesses acquired at fair value as of the purchase date. The excess of the purchase price over the net tangible and intangible assets acquired is recorded as goodwill and is being amortized over 10 years. In the fourth quarter of 2001, the fair value of goodwill was determined to be $-0- and the Company recognized an impairment loss of approximately $1,100,000.

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

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation" (FAS 123), establishes the use of the fair value-based method of accounting for stock-based compensation arrangements, under which compensation cost is determined as of the grant date and is recognized over the periods in which the related services are rendered. FAS 123 also permits companies to elect to continue using the intrinsic value accounting method specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), to account for stock-based compensation related to option grants to employees and directors. The Company accounts for its stock-based award plans in accordance with APB 25, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Note 11 provides pro forma net loss and pro forma loss per

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

share disclosures as if the stock-based awards had been accounted for using the provisions of FAS 123.

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

ADVERTISING

The Company expenses advertising costs as they are incurred. Advertising expense was approximately $-0- and $17,000 in 2001 and 2000, respectively.

SHIPPING AND HANDLING

Amounts billed to customers for shipping and handling costs are included in net sales. Costs incurred for shipping and handling are included in selling, general, and administrative expenses. Shipping and handling costs were approximately $43,000 and $98,000 in 2001 and 2000, respectively.

NET LOSS PER SHARE

Basic earnings per share (EPS) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the years ended December 31, 2001 and 2000, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents, which consist of options, warrants, and convertible debt and equity securities, are antidilutive in loss periods. The average market price per share of the Company's common stock for the years ended December 31, 2001 and 2000 was $.13 and $.85, respectively.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company is in the process of determining the effects of applying the nonamortization provisions of the statement on net income and earnings per share. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is applicable to financial statements issued for fiscal years beginning after December 15, 2001 with transition provisions for certain matters. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), and provide a single accounting model for long-lived assets to be disposed of. The Company does not believe this new pronouncement will have a material effect on its operations at the time of adoption.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


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

In June 2001, the Company and WCS amended the agreement which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continues its exclusive right to distribute the Dexterity Protractor; however, WCS will distribute the Dexterity Pneumo Sleeve on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003.

Sales to WCS and affiliates represented 77% and 29% of the Company's net sales for the years ended December 31, 2001 and 2000, respectively. Receivables from WCS and affiliates represented 79% and 71% of net accounts receivable at December 31, 2001 and 2000, respectively.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


3.  CONCENTRATION OF RISK (CONTINUED)

SUPPLIERS

The manufacturer and supplier of the Pneumo Sleeve and Protractor accounts for 81% and 45% of purchases for the years ended December 31, 2001 and 2000, respectively.

PRODUCTS

The Pneumo Sleeve and Protractor products account for 77% and 54% of net sales for the years ended December 31, 2001 and 2000, respectively.

4.  INVENTORIES

Inventories at December 31 are summarized as follows:

                                                                        2001                 2000
                                                                -------------------------------------------
     Raw materials                                                  $        5,458       $        5,458
     Work in process                                                       339,476              341,964
     Finished goods                                                      1,282,642            1,423,505
     Allowances                                                         (1,499,672)            (720,000)
                                                                -------------------------------------------

                                                                    $      127,904       $    1,050,927
                                                                ===========================================

5.  INVESTMENTS

In June 1998, the Company issued 370,000 shares of common stock at a per-share price of $3.25 with an aggregate value of $1,202,500 in exchange for approximately 4% of the ownership interests of Ana-Tech Medical Corporation (Ana-Tech), pursuant to a subscription agreement dated June 9, 1998. At the same time, Ana-Tech sold ownership interests for cash to third parties at the same unit price. The Company accounts for the investment in Ana-Tech using the cost method of accounting. An impairment charge of approximately $752,000 was taken in the fourth quarter as determined by the latest expected sales price of ownership interests by Ana-Tech for cash to third parties, that was considered to be an other than temporary impairment.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


6.  FEDERAL INCOME TAXES

As of December 31, 2001, the Company had net operating loss (NOL) carryforwards of approximately $21,143,943 for federal income tax purposes that are available to reduce future taxable income and will expire in 2006 through 2021 if not utilized. For federal income tax purposes, the Company has deferred, for future amortization, certain acquisition and research and development costs in the amount of $1,292,000. Such costs, which have been expensed for financial reporting purposes, will be amortized for tax purposes over future years when associated commercial operations commence. The Company received Internal Revenue Service (IRS) approval of its request for a change of tax accounting method to expense research and development costs for expenditures incurred in 1992 and future years. The Company also has research and development credit carryforwards that are available to offset future income taxes and expire in 2005 through 2010.

The tax effects of significant temporary differences representing income tax assets at December 31, 2001 and 2000 are as follows:

                                                                        2001                 2000
                                                                -------------------------------------------
     Capitalized research and development and acquisition costs     $      439,000       $      439,000
     Royalty obligation                                                     48,031              117,359
     Depreciation                                                           79,053               39,100
     Accruals                                                              532,127              311,411
     Reserves not deductible for tax                                       130,091              130,635
     Write down of investment                                              255,532                    -
     Research and development credit carryforwards                         560,920              560,920
     Tax loss carryforwards                                              7,188,941            6,627,174
                                                                -------------------------------------------
     Net deferred tax assets                                             9,233,695            8,225,599
     Deferred tax valuation reserve                                     (9,233,695)          (8,225,599)
                                                                -------------------------------------------

     Net deferred tax assets                                        $            -       $            -
                                                                ===========================================

As there is no assurance of future income, a 100% valuation reserve in 2001 and 2000 has been established against the Company's net deferred tax assets. The Company will continue to evaluate the necessity for such valuation reserve in the future.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


6.  FEDERAL INCOME TAXES (CONTINUED)

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

7.  LEASE OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

OPERATING LEASES

The Company leases office space under noncancelable operating leases expiring in 2002. Rentals are subject to escalation for increases in property taxes, insurance, and various other expenses. The Company is currently attempting to negotiate a new month-to-month lease on the San Antonio facility commencing in August 2002. Future minimum rental payments of the Company under existing and pending operating lease agreements, net of sublease income of $59,000, at December 31, 2001 are as follows:

     2002                                                     $  43,000

Rent expense totaled approximately $67,000 and $154,000 for the years ended December 31, 2001 and 2000, respectively. Rent expense for the years ended December 31, 2001 and 2000 is net of sublease income of approximately $147,000 and $61,000, respectively.

EMPLOYMENT AGREEMENTS

As of December 31, 2001, the Company has entered into various employment agreements that provide for compensation for future services. Future payments under the employee agreements are as follows:

     2002                                                     $  260,000
     2003                                                         60,000

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


7.  LEASE OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES (CONTINUED)

Certain of the Company's employees have an opportunity to earn bonuses based upon the achievement of specified performance criteria.

CONTINGENCIES

On February 19, 2001, in Andrieni v. Lifequest Medical, Inc., et al., Civil Action File No. E-71617 in Fulton County (Georgia) Superior Court, the jury rendered a verdict in favor of plaintiffs in the amount of $297,000, plus statutory interest. The Company recorded an expense and accrued liability of approximately $360,000 as of December 31, 2000. During 2001, the Company settled the Andrieni complaint for consideration primarily consisting of cash, future installment payments of $6,000 per month for eighteen months totaling $108,000, and 600,000 shares of common stock valued at approximately $30,000. The settlement's estimated fair value is $168,000. The resulting change in estimate of the expense and accrued liability of $192,000 was recorded in October 2001. At December 31, 2001, $102,000 remains outstanding on the cash installment obligation. In the event of Dexterity's failure to make any of the monthly cash installment payments within a ten-day period after such payment is due, the plaintiff retains the right to demand the immediate repayment of the entire amount remaining unpaid.

Included in accounts payable at December 31, 2001 and 2000 is approximately $2,213,000 owed to U.S. Surgical, a former supplier, for goods shipped prior to the cancellation of the GSI distribution agreement. The Company chose to withhold payment of the liability when U.S. Surgical stopped further shipments under the agreement. During 2001, U.S. Surgical filed a counterclaim to collect the amount owed by the Company.

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

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000



8.  DEBT AND OTHER LONG-TERM OBLIGATIONS

Debt and other long-term obligations were outstanding as follows:

                                                                             DECEMBER 31
                                                                     2001                   2000
                                                            -----------------------------------------------
     Dexterity notes (in default at December 31, 2001) (1)      $      1,000,000       $      1,000,000
     Line of credit (2)                                                  645,995                754,233
     Royalty obligation (in default at
       December 31, 2001) (3)                                          7,116,406              6,387,670
     Convertible debentures (in default at December 31,
       2001 and 2000) (4)                                              2,632,563              2,970,000
                                                            -----------------------------------------------
                                                                      11,394,964             11,111,903
     Less current portion                                              7,334,743              6,119,039
                                                            -----------------------------------------------

     Total long-term obligations                                $      4,060,221       $      4,992,864
                                                            ===============================================

(1) Unsecured notes payable related to Dexterity acquisition, bearing interest at 12%, interest due quarterly, matured in October 2001. The Company is presently in default of and in negotiations to renew this obligation. The Company does not have sufficient resources to satisfy this obligation in the event of demand for payment. In February 2000, the Company and the lender amended the notes to allow interest for the period January 1, 2000 through December 31, 2000 to be paid in shares of common stock at a per share price of $1.00. Interest subsequent to December 31, 2000 has been paid in cash.

(2) Revolving line of credit secured by accounts receivable, inventories, and intangible assets. In May 2001, Teleflex, Inc., a major stockholder in the Company, purchased this instrument from the previous lender. Teleflex, Inc. and the Company are negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability, and interest at prime rate plus 1.5% continues to accrue until negotiations are completed. There are no additional funds available under the current borrowing base.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


8.   DEBT AND OTHER LONG-TERM OBLIGATIONS (CONTINUED)

(3) Royalty obligation in default related to Dexterity acquisition, subject to annual minimum payments over a period of seven years, discounted at 12%. The minimum payments aggregate approximately $9.7 million over the seven-year royalty period. The Company does not have sufficient resources to satisfy this obligation in the event of demand for payment.

     The agreement between the Company and the holders of the obligation specifies that a penalty of 12% shall be applied to any royalty amounts not paid when due. Penalty payments of $37,289 are included in accrued liabilities at December 31, 2001.

     Subsequent to December 31, 1999, the Company and holders of the royalty obligation agreed to an amendment to the royalty agreement whereby a portion of the royalties due for the period January 1, 2000 through December 31, 2000 would be paid in shares of common stock at a per share price of $1.00. The amount paid in stock approximated $400,000. Royalties payable at and subsequent to December 31, 2000 are payable in cash and remain outstanding at December 31, 2001.

     Future minimum royalty obligations are due as follows at December 31, 2001:

              Unpaid royalty obligations at December 31, 2001                            $    1,394,806
              2002                                                                            1,661,379
              2003                                                                            1,779,401
              2004                                                                            1,779,401
              2005                                                                            1,779,401
              Thereafter                                                                        444,850
                                                                                     ----------------------
              Gross minimum royalty obligation                                                8,839,238
              Less amount representing interest                                               1,722,832
                                                                                     ----------------------
              Discounted royalty obligation                                                   7,116,406
              Less current portion                                                            3,056,185
                                                                                     ----------------------

              Long-term royalty obligation                                               $    4,060,221
                                                                                     ======================

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


8.  DEBT AND OTHER LONG-TERM OBLIGATIONS (CONTINUED)

(4) In December 1997, the Company sold 250,000 shares of common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance), in a private placement for aggregate proceeds of $1,000,000, and placed $3,000,000 in 9% Convertible Debentures (Debentures) with Renaissance. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed, or converted, monthly principal payments commencing in December 2000 of $10 per $1,000 of the then-remaining principal amount. The remaining principal balance will mature in December 2004. Subsequent to year-end, the Company is in technical default as to monthly principal and interest payments. The Company and Renaissance are discussing a possible restructuring of the Debentures. However, no assurance can be given that a restructuring will actually occur.

     The Debentures are convertible into shares of the Company's common stock, in whole or in part, at any time at the option of the holder. The Debentures are currently convertible at a price of $1.00 per share of common stock, or 2,632,563 shares. The conversion price is subject to downward revision if the Company sells shares of its common stock, or securities convertible into shares of its common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures.

     The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and, therefore, is in technical default under the Debentures. Accordingly, the holders have the right to demand the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 has been classified as a current liability as of December 31, 2001. The Company currently does not have sufficient resources to fund such amounts in the event of such acceleration.

     Additionally, an amendment allowed for interest on the Debentures to be paid in shares of common stock at a per share price of $1.00 for the period February 1, 2000 through January 31, 2001. Interest subsequent to January 31, 2001 has been paid in cash.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


8.  DEBT AND OTHER LONG-TERM OBLIGATIONS (CONTINUED)


     If not accelerated by demand of the holders, the obligation is due as follows under its original maturity schedule:

         2002                                                                            $      297,563
         2003                                                                                   265,000
         2004                                                                                 2,070,000
                                                                                     ----------------------

         Total                                                                           $    2,632,563
                                                                                     ======================

     Interest expense was incurred as follows during 2001 and 2000:

                                                                          YEAR ENDED DECEMBER 31
                                                                        2001                 2000
                                                                -------------------------------------------
     Dexterity notes                                                $      120,000       $      120,000
     Line of credit                                                         74,803              153,597
     Royalty obligation                                                    728,736              747,786
     Convertible debentures                                                506,064              325,161
     Deferred finance and other charges                                     86,967               92,004
                                                                -------------------------------------------

     Total                                                          $    1,516,570       $    1,438,548
                                                                ===========================================

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


8.  DEBT AND OTHER LONG-TERM OBLIGATIONS (CONTINUED)

     Interest expense was paid as follows in 2001 and 2000:

                                                             SHARES OF       NONCASH           TOTAL
                                                              COMMON      ACCRETION AND      INTEREST
                                                 CASH         STOCK        AMORTIZATION        PAID
                                            -------------------------------------------------------------
     2001:
       Dexterity notes                        $    90,000     $        -    $           -   $     90,000
       Line of credit                              34,803              -                -         34,803
       Royalty obligation                               -              -          728,736        728,736
       Convertible debentures                     230,225         22,500                -        252,725
       Deferred finance and other charges          12,135              -           74,832         86,967
                                           ----------------------------------------------------------------

     Total                                    $   367,163     $   22,500    $     803,568   $  1,193,231
                                           ================================================================

     2000:
       Dexterity notes                        $         -     $  120,000    $           -   $    120,000
       Line of credit                             153,597              -                -        153,597
       Royalty obligation                               -              -          747,786        747,786
       Convertible debentures                      22,500        247,500                -        270,000
       Deferred finance and other charges          17,172              -           74,832         92,004
                                           ----------------------------------------------------------------
     Total                                    $   193,269     $  367,500    $     822,618   $  1,383,387
                                           ================================================================

In February 2000, the Company and the lender amended the Dexterity notes to allow interest for the period January 1, 2000 through December 31, 2000 to be paid in shares of common stock at a per share price of $1.00. During 2000 120,000 shares were issued to satisfy interest obligations during the year. Interest subsequent to December 31, 2000 has been paid in cash.

An amendment on the Debentures allowed for interest to be paid in shares of common stock at a per share price of $1.00 for the period February 1, 2000 through January 31, 2001. During 2000 270,000 shares were issued. These shares, which related to the satisfaction of 2001 interest obligations, are included in prepaid and other assets on the December 31, 2000 balance sheet. Interest subsequent to January 31, 2001 has been paid in cash.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


9.  PREFERRED STOCK PLACEMENTS

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

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value (Series B Preferred Stock), for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. The Series B Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of common stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. The holders of Series B Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


9.  PREFERRED STOCK PLACEMENTS (CONTINUED)

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

                           December 31, 2001 and 2000


10.  EARNINGS PER SHARE

The following table sets forth the reconciliation from basic to diluted weighted average shares of common stock outstanding and the calculation of net loss per share of common stock:

                                                                        YEAR ENDED DECEMBER 31
                                                                       2001                  2000
                                                              ---------------------------------------------
     Computation of basic loss per share:
       Net loss                                                   $    (15,832,017)      $   (5,746,538)
       Preferred stock dividends                                          (195,600)            (176,933)
                                                              ---------------------------------------------

     Net loss applicable to common stockholders                   $    (16,027,617)      $   (5,923,471)
                                                              =============================================

     Weighted average shares of common stock outstanding
       used for computation                                             11,619,853           11,130,368
                                                              =============================================

     Basic loss per share of common stock                         $          (1.38)        $      (0.53)
                                                              =============================================

     Computation of diluted loss per share:
       Net loss                                                   $    (15,832,017)      $   (5,746,538)
       Interest on convertible debentures                                  506,064              270,000
                                                              ---------------------------------------------

     Net loss used for computation                                $    (15,325,953)      $   (5,476,538)
                                                              =============================================

     Weighted average shares of common stock outstanding                11,619,853           11,130,368
     Weighted average incremental shares outstanding upon
       assumed conversion of options and dilutive
       securities                                                           45,868               61,635
     Weighted average incremental shares outstanding upon
       assumed conversion of convertible debentures and
       preferred stock                                                   4,518,820            4,501,883
                                                              ---------------------------------------------

     Weighted average shares of common stock and common
       stock equivalents outstanding used for computation               16,184,541           15,693,886
                                                              =============================================

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


10.  EARNINGS PER SHARE (CONTINUED)

                                                                         YEAR ENDED DECEMBER 31
                                                                        2001                 2000
                                                                -------------------------------------------

     Diluted loss per common share and common share
       equivalents (a)                                                $  (0.95)           $  (0.35)
                                                                ===========================================

     (a) This calculation is submitted in accordance with Item 601(b)(11) of Regulation SB. As the calculation is antidilutive in loss periods, diluted loss per common share equals basic loss per common share.

11.  STOCK OPTIONS AND WARRANTS

In December 1989, the Company adopted a stock option plan (the 1989 Plan). Under the 1989 Plan, the Company may grant incentive and nonstatutory stock options to employees, directors, and consultants of the Company. Unexercised options expire 10 years from the date of grant. The 1989 Plan expired in December 1999, and 347,950 shares of common stock are reserved for future issuance for options still outstanding at December 31, 2001.

In August 1994, ValQuest adopted the 1994 Stock Option Plan (the 1994 Plan). Under the 1994 Plan, ValQuest may grant incentive and nonstatutory stock options to employees, directors, and consultants of ValQuest. The maximum number of shares of ValQuest common stock available for grant under the 1994 Plan is 250,000. Stock options under the 1989 Plan and the 1994 Plan become exercisable pursuant to the individual written agreements between the Company and ValQuest, respectively, and the participants. Unexercised options expire 10 years from the date of grant for the 1994 Plan. At December 31, 2001, 48,000 of the options outstanding and exercisable are exercisable into the common stock of ValQuest.

In May 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (NEDSOP). Under NEDSOP, the Company may grant stock options to nonemployee directors of the Company. The maximum number of shares available for grant under NEDSOP is 400,000. The NEDSOP options vest in 25% increments on each succeeding anniversary of the grant date, with unexercised options expiring on the tenth anniversary of the date they vest. At December 31, 2001, 65,500 options are outstanding under the NEDSOP.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


11.  STOCK OPTIONS AND WARRANTS (CONTINUED)

In December 1999, the Company adopted a stock option plan to replace the 1989 Plan (the 2000 Plan). Under the 2000 Plan, the Company may grant incentive and nonstatutory stock options and restricted shares of common stock to employees, directors, and consultants of the Company. Unexercised options vest in 25% increments on each succeeding anniversary of the grant date, with unexercised options expiring on the tenth anniversary of the date of grant. The maximum number of shares available for grant under the 2000 Plan is 3,500,000, including 2,000,000 shares under option grants and 1,500,000 shares of restricted stock. At December 31, 2001, 260,000 options are outstanding under the 2000 Plan.

Under all plans, the exercise price must be at least equal to the stock's market price on the date of grant.

The Company periodically grants options to employees and directors outside of any plan. During the year ended December 31, 2001, the Company did not grant options outside of any option plan. At December 31, 2001, shares of common stock are reserved for future issuance for the 701,950 options outstanding outside of any plan.

Had compensation cost for these plans been determined consistent with FAS 123, the Company's net loss applicable to common stock and net loss per share would have been changed to the following pro forma amounts at December 31:

                                                                      2001                   2000
                                                            -----------------------------------------------
      Net loss applicable to
       common stock                  As reported                $     (16,027,617)       $   (5,923,471)
                                     Pro forma                        (16,248,721)           (6,118,921)

     Loss per share, basic and
       diluted                       As reported                $        (1.38)          $     (0.53)
                                     Pro forma                           (1.40)                (0.55)

Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


11.  STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the Company's stock options at December 31, 2001 and 2000, and changes during the years then ended, is presented in the table below:

                                                         2001                            2000
                                            ------------------------------- -------------------------------
                                                              WEIGHTED                   WEIGHTED AVERAGE
                                                          AVERAGE EXERCISE                   EXERCISE
                                                SHARES       PRICE PER         SHARES       PRICE PER
                                                (000S)         SHARE            (000S)        SHARE
                                            ------------------------------- -------------------------------
     Outstanding, beginning of year              1,620        $  1.99            1,544        $  2.33
       Granted                                     379           0.15              521            .97
       Canceled                                      -           -                 (50)          1.00
       Forfeited                                  (576)          1.08             (395)          2.07
                                            ------------------------------- -------------------------------

     Outstanding, end of year                    1,423        $  1.89            1,620        $  1.99
                                            =============================== ===============================

     Options exercisable, end of year            1,208        $  1.90              895        $  2.38
                                            =============================== ===============================

     Weighted average fair value of
       options granted                                        $  0.11                         $   .65
                                                          =================               =================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for a stock that does not pay dividends with the following weighted average assumptions used for grants in 2001 and 2000: risk-free interest rates based on market rates at grant date, ranging from 4.9% to 6.8%; expected lives of five years; and expected volatility of 88 percent and 77 percent, respectively.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


11.  STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the information about options outstanding at December 31, 2001:

                                                       WEIGHTED AVERAGE            NUMBER
                                                          REMAINING              EXERCISABLE
                                                         CONTRACTUAL                 AT
      EXERCISE PRICES                NUMBER                 LIFE                DECEMBER 31,
         PER SHARE                OUTSTANDING             (YEARS)                   2001
-----------------------------------------------------------------------------------------------------------
         $    .001                      5,285               1.03                      5,285
              .14                     245,000               9.01                    245,000
              .33                      16,000               9.33                     16,000
              .75                      68,000               4.38                     68,000
             1.00                     270,000               7.98                    181,250
             1.88                      27,000               7.11                     13,500
             2.00                     364,500               6.68                    262,500
             2.25                      25,000               3.39                     25,000
             2.50                      20,050               3.67                     20,050
             3.00                     160,000               4.97                    160,000
             3.13                      11,700               5.07                     11,700
             3.25                      28,500               6.11                     28,500
             4.00                      30,700               2.79                     30,700
             4.25                      25,000               6.18                     18,750
             4.38                     108,433               5.93                    103,933
             4.88                       4,500               5.46                      4,500
             5.03                      13,332               5.75                     13,332
                           ---------------------------                    ---------------------------

                                    1,423,000                                     1,208,000
                           ===========================                    ===========================

WARRANTS

At December 31, 2001, the Company has 1,697,500 warrants outstanding. Each warrant, when exercised, is exchangeable for one share of the Company's common stock.

                    Dexterity Surgical, Inc. and Subsidiaries

                           December 31, 2001 and 2000


11.  STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the information about warrants outstanding at December 31, 2001:

         EXERCISE                    NUMBER              NUMBER EXERCISABLE
           PRICE                  OUTSTANDING             DECEMBER 31, 2001             EXPIRATION
-----------------------------------------------------------------------------------------------------------
            $1.00                    1,500,000                   300,000             March 2009
            $1.50                       50,000                         -             *
            $2.00                       22,500                    22,500             December 2004
            $2.25                       25,000                    25,000             April 2004
            $3.00                       50,000                         -             *
            $4.00                       50,000                         -             *

* These warrants are exercisable when the Company's stock trades at various minimum prices for 10 consecutive days. These warrants expire December 2002.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                           IDENTIFICATION OF EXHIBIT
------                           -------------------------
2.1      Plan of Merger and Acquisition Agreement dated December 18, 1998 between Dexterity Incorporated and the Company (incorporated by reference herein to Exhibit 2.8 to the Company's Annual Report on Form
         10-KSB for the year ended December 31, 1998).

3.1 Restated Certificate of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2      Bylaws of the Registrant (incorporated by reference herein to Exhibit
         3.2 to the Company's Registration Statement on Form S-1 filed on August
         19, 1992, Registration No. 33-49196).

4.1      Convertible Loan Agreement among the Company, Renaissance Capital
         Growth and Income Fund III, Inc., Renaissance US Growth and Income
         Trust PLC and Renaissance Capital Group, Inc. dated December 19, 1997
         (incorporated by reference herein to Exhibit 4.1 to the Company's
         Annual Report on Form 10-KSB for the fiscal year ended December 31,
         1997).

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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                           IDENTIFICATION OF EXHIBIT
------                           -------------------------
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

10.24    Exclusive Distribution Agreement between the Company and Weck Closure
         Systems, LLC dated July 1, 2000 (incoporated herein by reference to
         Exhibit 99.2 to the Company's Current Report on Form 8-L filed
         September 13, 2000).

10.25    Amended Employment Agreement between the Company and Randall K.
         Boatright dated December 1, 2000 (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.26    Series C Convertible Preferred Stock Purchase Agreement dated July 31,
         2000 (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
         2000).

10.27 Distribution Agreement between the Company and Weck Closure Systems LLC dated June 5, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed August 10, 2001).

22       Subsidiaries

                                      State of            Name Under Which
         Name                         Incorporation       Doing Business
         -----------------------------------------------------------------------
         ValQuest Medical, Inc.       Nevada              ValQuest Medical, Inc.


23.1*    Consent of Ernst & Young LLP

*   Filed herewith