Form 10QSB
period 2002-03-31
DEXTERITY SURGICAL INC
filed 2002-05-14
CIK 860131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                                       OR


         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Transition Period From ____________ to _____________

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

       On May 8, 2002, there were outstanding 12,121,492 shares of Common Stock, $.001 par value, of the registrant.

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX


                                                                                                              Page
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1:             Consolidated Financial Statements - (Unaudited):

                        Consolidated Balance Sheets - March 31, 2002 and December 31, 2001                      3

                        Consolidated Statements of Operations - For the Three Months
                        Ended March 31, 2002 and 2001                                                           4

                        Consolidated Statements of Cash Flows - For the Three Months Ended
                        March 31, 2002 and 2001                                                                 5

                        Condensed Notes to Consolidated Financial Statements                                    6

Item 2:             Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                11



PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                            18

Item 2.           Changes in Securities                                                                        18

Item 3.           Defaults Upon Senior Securities                                                              18

Item 4.           Submission of Matters to a Vote of Security Holders                                          19

Item 5.           Other Information                                                                            19

Item 6.           Exhibits and Reports on Form 8-K                                                             19



SIGNATURES                                                                                                     20

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,        December 31,
                                 ASSETS                                        2002              2001
                                                                           ------------      ------------
                                                                           (Unaudited)
Current Assets:
     Cash and cash equivalents                                             $     46,298      $     59,008
     Accounts receivable ,net of allowance of $28,119                            44,181           217,629
     Accounts receivable from related party                                       9,673            14,308
     Inventories, net                                                           117,741           127,904
     Prepaid and other assets                                                    77,569            98,048
                                                                           ------------      ------------
                  Total current assets                                          295,462           516,897
                                                                           ------------      ------------

Property, Plant and Equipment, net                                              267,118           324,538
Investments                                                                     450,934           450,934
Deferred finance charges                                                        121,955           140,662
Intangible Assets:
     Licensed technology rights & other, net                                  3,035,232         3,239,720
                                                                           ------------      ------------

                  Total assets                                             $  4,170,701      $  4,672,751
                                                                           ============      ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
     Accounts payable                                                      $  2,562,586      $  2,563,549
     Accrued liabilities                                                        732,259           613,047
     Convertible debentures in default                                        2,632,563         2,632,563
     Royalty obligation, in default, current portion                          5,147,030         4,702,180
                                                                           ------------      ------------
                  Total current liabilities                                  11,074,438        10,511,339

Royalty Obligation, in default, net of current portion                        3,795,573         4,060,221

Minority Interest                                                                47,248            47,248

Commitments and Contingencies (Note 5)
Stockholders' Deficit:
     Preferred Stock, $.001 par value; 2,000,000 shares authorized;
         2,445 shares issued and outstanding                                          2                 2
     Common stock, $.001 par value; 50,000,000 shares authorized;
         12,121,492 shares issued and outstanding                                12,122            12,122
     Additional paid-in capital                                              32,362,904        32,362,904
     Warrants                                                                 2,370,900         2,370,900
     Accumulated deficit                                                    (45,492,486)      (44,691,985)
                                                                           ------------      ------------

                  Total stockholders' deficit                               (10,746,558)       (9,946,057)
                                                                           ------------      ------------

                  Total liabilities and stockholders' deficit              $  4,170,701      $  4,672,751
                                                                           ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     Three Months
                                                                    Ended March 31,
                                                            ------------------------------
                                                                2002              2001
                                                            ------------      ------------

Net Sales                                                   $    175,489      $  1,227,755
                                                            ------------      ------------

Cost And Expenses:
     Cost of sales                                                93,391           510,321
     Selling, general and administrative                         244,176           662,212
     Depreciation and amortization                               261,908           491,048
                                                            ------------      ------------

                                                                 599,475         1,667,581
                                                            ------------      ------------

Loss From Operations                                            (423,986)         (439,826)

Other Income (Expense):
     Interest expense                                           (376,515)         (394,493)
                                                            ------------      ------------

Net Loss                                                        (800,501)         (834,319)
Less dividend requirement on cumulative convertible
preferred stock                                                  (48,900)          (48,900)
                                                            ------------      ------------

Net loss applicable to common stock                         $   (849,401)     $   (883,219)
                                                            ============      ============


Basic and Diluted Loss Per Share of Common Stock            $       (.07)     $       (.08)
                                                            ============      ============


Weighted Average Shares Used In Computing Basic and
     Diluted Loss Per Share of Common Stock                   12,121,492        11,521,492
                                                            ============      ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months
                                                                         Ended March 31,
                                                                 ------------------------------
                                                                     2002              2001
                                                                 ------------      ------------

Cash Flows From Operating Activities:
Net Loss                                                         $   (800,501)     $   (834,319)
Adjustments to reconcile net loss to net cash
    provided by operating activities -
      Depreciation and amortization                                   261,908           495,048
      Amortization of deferred finance charges                         18,708            18,707
      Accretion of royalty obligation                                 180,201           188,136
      Noncash interest expense                                             --            22,500
      Changes in operating assets and liabilities -
         Accounts receivable, net                                     173,448           158,030
         Accounts receivable from related party                         4,635            15,000
         Inventories, net                                              10,163            18,362
         Prepaid and other assets                                      20,479           153,510
         Accounts payable                                                (963)         (136,597)
         Accrued expenses                                             119,212            51,655
                                                                 ------------      ------------
      Net cash (used) provided by operating activities                (12,710)          150,032
                                                                 ------------      ------------

Cash Flows From Investing Activities:
    Additions to property and equipment                                    --           (30,534)
                                                                 ------------      ------------
      Net cash (used) by investing activities                              --           (30,534)

Cash Flows From Financing Activities:
    Dividends paid to preferred stockholders                               --           (48,900)
    Payments on debt                                                       --          (102,404)
                                                                 ------------      ------------
      Net cash (used) by financing activities                              --          (151,304)
                                                                 ------------      ------------

Change in cash and cash equivalents                                   (12,710)          (31,806)
Cash and cash equivalents, beginning of period                         59,008            42,085
                                                                 ------------      ------------

Cash and cash equivalents, end of period                         $     46,298      $     10,279
                                                                 ============      ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2002


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Dexterity Surgical, Inc. (the "Company") and the Company's 82% ownership interest in ValQuest Medical, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 2001, included in the Company's Form 10-KSB.

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

At March 31, 2002, the Company had an accumulated deficit of approximately $45.5 million. During the periods ended March 31, 2002 and 2001, the Company incurred net losses of approximately $801,000 and $834,000 respectively. It is likely that the Company will continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. The Company's cumulative losses have been funded primarily through the Company's initial public offering of common stock, private sales of common stock and preferred stock, debt financing, and the sale of convertible debentures. As discussed in Note 6, the Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures. Also, certain redemption rights of the holder associated with its convertible debentures were triggered by the delisting of the Company's common stock from the NASDAQ SmallCap Market. Therefore, the Company is in default under the convertible debentures, and the holder has demanded immediate repayment of the entire amount outstanding, which is $2,632,563 at March 31, 2002 plus 18% interest per annum. The Company currently does not have sufficient resources to fund payment of the entire amount outstanding. Additionally, the current portion of other long-term obligations due in 2002 totals approximately $5,147,000 at March 31, 2002. The Company currently does not have sufficient resources to fund such amounts in the event of demands for payment. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. There can be no assurance that such additional funding will be available on terms attractive to the Company or at all. The Company does not believe it will be able to obtain financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sale of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

The Company continues to take steps to improve its 2002 operating results and anticipated cash flows by reducing selling, general, and administrative costs. The Company is also attempting to negotiate new agreements to satisfy certain 2002 obligations with equity instruments. Based on current projections for 2002, management believes that the Company's operating results for 2002 will not generate sufficient working capital to sustain its operations throughout the year.

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

Licensed Technology Rights

Licensed technology rights are amortized upon the commencement of commercial sales of the underlying products. The carrying value of the licensed technology is periodically reviewed by the Company with impairments being recognized when the expected future operating cash flows derived from such licensed technology rights is less than their carrying value. Licensed technology rights acquired in conjunction with the merger with Dexterity Incorporated (see "Note 5 - Merger) are amortized over a 4 year period.

NOTE 3 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three months ended March 31, 2002, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 - INVENTORIES

         Inventories are summarized as follows:

                                                   March 31,       December 31,
                                                     2002              2001
                                                 ------------      ------------
Raw materials                                    $      5,458      $      5,458
Work-in-process                                       339,476           339,476
Finished Goods                                        902,858         1,282,642
Allowances                                         (1,130,051)       (1,499,672)
                                                 ------------      ------------

                                                 $    117,741      $    127,904
                                                 ============      ============

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Included in accounts payable at March 31, 2002 and December 31, 2001 is approximately $2.0 million owed to a former supplier, which is unpaid pending the outcome of certain legal proceedings.

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

NOTE 6 - DEBT AND OTHER LONG-TERM OBLIGATIONS

Debt and other long-term obligations are outstanding as follows:

                                                   March 31,       December 31,
                                                     2002              2001
                                                 ------------      ------------
Dexterity notes (in default) (1)                 $  1,000,000      $  1,000,000
Line of credit (2)                                    645,995           645,995
Royalty obligations (in default) (3)                7,296,608         7,116,406
Convertible debentures (in default) (4)             2,632,563         2,632,563
                                                 ------------      ------------
                                                   11,575,166        11,394,964
Less current portion                                7,779,593         7,334,743
                                                 ------------      ------------

Total long-term obligations                      $  3,795,573      $  4,060,221
                                                 ============      ============

         (1) Unsecured notes payable related to Dexterity acquisition, bearing interest at 12% interest due quarterly, maturing in October 2001. The Company is presently in negotiations to renew this obligations, and does not have sufficient resources to satisfy this obligation in the event of demand for payment.

         (2) Revolving line of credit secured by accounts receivable, inventories and intangible assets. In May 2001, Teleflex, Inc., a major shareholder in the Company, purchased this instrument from the previous lender. Teleflex, Inc. and the Company are currently negotiating new terms and condition for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 1.5% continues to accrue until negotiations are completed.

         (3) Royalty obligation in default related to Dexterity acquisition, subject to annual minimum payments over a period of seven years ending 2006, discounted at 12%. The minimum payments aggregate approximately $9.7 million over the seven-year royalty period.

         (4) In December 1997, the Company sold 250,000 shares of common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance), in a private placement for aggregate proceeds of $1,000,000, and placed $3,000,000 in 9% Convertible Debentures (Debentures) with Renaissance. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest beginning in February 1998 and, unless sooner paid, redeemed, or converted, monthly principal payments commencing in December 2000 of $10 per $1,000 of the then-remaining principal amount. The remaining principal balance will mature in December 2004. The Company is not current with monthly payment schedule which is an event of default.

                  The Debentures are convertible into shares of the Company's common stock, in whole or in part, at any time at the option of the holder. The Debentures are currently convertible at a price of $1.00 per share of common stock, or 2,632,563 shares. The conversion price is subject to downward revision if the Company sells shares of its common stock, or securities convertible into shares of its common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures. The holders of the Debentures claim that the conversion price of the Debentures requires a downward adjustment to $.02 as a result of the shares of Common Stock issued by the Company in settlement of the Andrieni lawsuit. The Company disputes the claim of the Debenture holders and believes the conversion price should remain at $1.00. However, there can be no assurance that the Debenture holders will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required, upon conversion of the Debentures, to issue approximately fifty times the number of shares that would be issuable at a $1.00 conversion price. Any issuance of shares of Common Stock upon the conversion of the Preferred Stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of Common Stock issuable upon the conversion of the Preferred Stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company's stockholders' rights will be diluted

                  Additionally, an amendment allowed for interest on the Debenture to be paid in shares of common stock at a per share price of $1.00 for the period February 1, 2000 through January 31, 2001. Interest subsequent to January 31, 2001 is payable in cash.

                  The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than 99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. As discussed in Note 1, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 has been classified as a current liability as of March 31, 2002. The Company is not current on its interest and principal repayment obligations and currently does not have, nor does it believe it could obtain, sufficient resources to fund these amounts.

NOTE 7 - PREFERRED STOCK PLACEMENTS AND PREFERRED DIVIDENDS IN ARREARS

Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. As of March 31, 2002, the accumulated and unpaid quarterly dividends on the Series C Preferred Stock were $8,000. The Company does not currently believe it will have the funds to pay future dividends. The Series C Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of Common Stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series C Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C

Preferred Stock. In the event two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. As of March 31, 2002, the accumulated and unpaid quarterly dividends on the Series B Preferred Stock were $20,500. Furthermore, the Company does not currently believe it will have the funds to pay future dividends. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.54. The holders of Series B Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred stock were converted to 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. As of March 31, 2002, the accumulated and unpaid dividends on the Series A Preferred Stock were $20,400. Furthermore, the Company does not currently believe it will have the funds to pay future dividends. The Series A Preferred Stock is currently convertible into share of Common Stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of common Stock, at a per share price less than $1.54. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors.

NOTE 8 - WECK SALES DISTRIBUTION AGREEMENT

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

In June 2001, the Company and WCS amended the agreement, which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continues its exclusive right to distribute the Dexterity Protractor; however, WCS will distribute the Dexterity Pneumo Sleeve on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, are extended until December 31, 2003.

Sales to WCS and affiliates represented 0% of the Company's net sales for the quarter ended March 31, 2002.

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

CURRENT FINANCIAL CONDITION

         The Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures and has not made required monthly principal and interest payments during 2002 because it lacked the funds to do so. Also, certain redemption rights of the holder of its convertible debentures were triggered by the delisting of the Company's common Stock from the NASDAQ SmallCap Market. Therefore, the Company is in default under the Debentures and the holder has demanded immediate repayment of the entire amount outstanding. This default, in turn, invoked the cross-default clause in the Company's line of credit agreement. Further, the Company is in default on the $1,000,000 Notes due on October 18, 2001 and does not have the available resources to pay the guaranteed minimum royalty. The Company currently does not have sufficient resources to fund these amounts. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. There can be no assurance that such additional funding will be available on terms attractive to the Company or at all. The Company does not believe it will be able to obtain financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities through public or private financings, collaborative relationships or other arrangements. Substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO RAISE ANY ADDITIONAL CAPITAL. IF ADDITIONAL AMOUNTS CANNOT BE RAISED AND WE ARE UNABLE TO SUBSTANTIALLY REDUCE OUR EXPENSES AND RESTRUCTURE OUR CASH OBLIGATIONS, WE WOULD SUFFER MATERIAL ADVERSE CONSEQUENCES TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND WOULD LIKELY BE REQUIRED TO SEEK OTHER ALTERNATIVES UP TO AND INCLUDING PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

OVERVIEW

         In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. As background, Origin Medsystems ("Origin") products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, U. S. Surgical Corporation ("Surgical") purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in September 2000 against Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be based on results, if any, obtained. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sales representatives and eliminated additional administrative staff. In aggregate, the Company reduced its number of employees from 66 at January 1, 2000 to 4 at March 31, 2002.

         From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last five fiscal years, the Company has continued to decrease its engagement in Company sponsored research and development. As of March 31, 2002, the Company had an accumulated deficit of approximately $45,500,000. The Company will likely continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

         The Company's future operating results will depend on many factors, including dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company's ability to obtain additional funding, the Company's ability to restructure its cash obligation, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described in Form 10-KSB for the year ended December 31, 2001.

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

         In June 2001, the Company and WCS amended the agreement, which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continues its exclusive right to distribute the Dexterity Protractor, however, WCS will distribute the Dexterity Pneumo Sleeve on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, are extended until December 31, 2003.

Sales to WCS and affiliates represented 0% of the Company's net sales for the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed that the Company had underpaid royalties owed him on the Company's products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. There can be no assurance that the Company will not be required to make such additional royalty payments. Any such payments would have a material adverse effect on the Company's results of operations. The Company is currently negotiating a new manufacturing and royalty agreement with MCT and Robert Rambo respectively.

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

         Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. As of March 31, 2002, the accumulated and unpaid quarterly dividends on the Series C Preferred Stock were $8,000. Furthermore, the company does not currently believe it will have the funds to pay future dividends. The Series C Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of Common Stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of

Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series C Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. In the event two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series C Preferred Stock.

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

         At March 31, 2002, the Company had current assets of $295,000 and current liabilities of $11,074,000 resulting in a working capital deficit of $10,779,000. This compares to a working capital deficit of $9,994,000 at December 31, 2001. The increase in working capital deficit is primarily due to the operating losses incurred during the first quarter of 2002.

         The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At March 31, 2002, the outstanding balance due on such line of credit was $646,000 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed below) triggered the cross-default clause in the line of credit agreement. Therefore, the lendor has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex, Inc., a major shareholder in the Company purchased this instrument from the previous lendor. Teleflex, Inc. and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 1.5% continues to accrue until negotiations are completed.

         Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. As of March 31, 2002, accumulated and unpaid quarterly dividends on the Series B Preferred Stock were $20,500. Furthermore, the Company does not currently believe it will have the funds to pay future dividends. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.54. The holders of Series B Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. In the event two quarterly dividends payable on the series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series B Preferred Stock.

         In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred stock were converted to 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. As of March 31, 2002, accumulated and unpaid quarterly dividends on the Series A Preferred Stock were $20,400. Furthermore, the

Company does not currently believe it will have the funds to pay future dividends. The Series A Preferred Stock is currently convertible into share of Common Stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of common Stock, at a per share price less than $1.54. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. In the event two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, shall be entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series A Preferred Stock.

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

         The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than ..99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. As discussed in Note 1, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 is classified as a current liability as of March 31, 2002. The Company is not current on its interest and principal repayment obligations and currently does not have, nor does it believe it could obtain, sufficient resources to fund these amounts.

         The holders of the Debentures have the option to convert at any time all or a portion of the Debentures into shares of Common Stock at an initial price of $1.00 per share of Common Stock. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $1.00 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 2,632,563 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The holders of the Debentures claim that the conversion price of the Debentures requires a downward adjustment to $.02 as a result of the shares of Common Stock issued by the Company in settlement of the Andrieni lawsuit (See Item 1 "Legal Proceedings" for a description of the Andrieni lawsuit). The Company disputes the claim of the Debenture holders and believes the conversion price should remain at $1.00. However, there can be no assurance that the Debenture holders will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required, upon conversion of the Debentures, to issue approximately fifty times the number of shares that would be issuable at a $1.00 conversion price. Any issuance of shares of Common Stock upon the conversion of the Preferred Stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of Common Stock issuable upon the conversion of Preferred Stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company's stockholders rights will be diluted. Such uncertainty creates downward pressure on the public market price of the Company's Common Stock. In the event such holders convert their Debentures or shares of Preferred Stock, as applicable, and sell a large number of shares of Common Stock into the public market over a short time, the market price for the Common Stock could decline. Such a decline may make future equity financing more difficult for the Company to obtain on an acceptable basis, if at all. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. As the Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder now has the option to exercise these redemption rights. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

         For the three month period ended March 31, 2002, operating activities consumed net cash of $13,000. There were no cash flows related to investment and financing activities.

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

         For the quarter ended March 31, 2002, the Company reported a loss from operations of $424,000 as compared with a loss from operations of $440,000 for the quarter ended March 31, 2001. For the quarter ended March 31, 2002, the Company reported a net loss applicable to common stock of $849,401 or $.07 per basic and diluted share. This compares with a net loss applicable to common stock of $883,000 or $.08 per basic and diluted share for the quarter ended March 31, 2001. The decreased loss is primarily due to the continued decline in overhead expenses discussed below.

         Net sales decreased 86% in first quarter 2002 as compared with the same period in 2001. Net sales were $175,000 for the first quarter of 2002 and $1,228,000 for the first quarter of 2001. These declines were primarily due to Weck not complying with their contractual minimum purchases obligation. The Company and Weck are currently discussing catch-up solutions.

         Gross profit from net sales in the first quarter was $82,000 in 2002 versus $717,000 in 2001. The corresponding gross profit margins were 47% in 2002 and 58% in 2001. The decline in margins is primarily due to a large percentage of older, smaller margin, products included in the mix of products sold.

         For the first quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, decreased 63% in 2002 to $244,000 from $662,000 in 2001. The decline in these expenses was primarily due to the previously discussed cost cutting actions taken by the Company in response to the cancellation of the GSI agreement. The Company continues to strive to reduce fixed costs whenever possible.

         Depreciation and amortization expense declined 47% from $495,000 in 2001 to $262,000 in 2002 due to a much smaller licensed technology asset base.

Interest expense was $377,000 in 2002 and $394,000 in 2001, a decrease of .5%. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit and interest on the note payable due to the former stockholders of Dexterity.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company filed a lawsuit for breach of contract on September 11, 2000 in the Superior Court of the State of California, City and County of San Francisco, against General Surgical Innovations, Inc. and United States Surgical Corporation. The lawsuit relates to the unilateral termination of the Company's distribution agreement with General Surgical Innovations, Inc. On October 15, 2001, General Surgical Innovations, Inc. and Tyco Healthcare Group, L.P. filed a cross complaint against the Company for breach of contract related to the same distribution agreement in the Superior Court of the State of California, City and County of San Francisco. The cross-complainants seek damages in excess of $2,500,000.

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

ITEM 2.  CHANGES IN SECURITIES

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Not applicable.

         (d)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company's convertible debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least ..68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. As discussed in
Note 1 of the consolidated financial statements, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 is classified as a current liability as of March 31, 2002. The Company is not current on its interest and principal repayment obligations and currently does not have, nor does it believe it could obtain, sufficient resources to fund these amounts.

The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At March 31, 2002, the outstanding balance due on such line of credit was $646,000 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed above) triggered the cross-default clause in the line of credit agreement. Therefore, the lendor has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex, Inc., a major shareholder in the Company purchased this instrument from the previous lendor. Teleflex, Inc. and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 1.5% continues to accrue until negotiations are completed.

The Company is currently in default in the payment of principal and interest in the aggregate amount of $1,060,000 under the Notes due October 18, 2001 issued in the Dexterity Merger and does not have the available resources to pay the guaranteed minimum royalty related to the Dexterity Merger. As of March 31, 2002, such minimum royalty in arrears was $2,616,000. The Company currently does not have sufficient resources to fund these amounts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE

ITEM 5.  OTHER INFORMATION - NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits: Not Applicable

         (b)      Reports on Form 8-K:

                  On April 29, 2002, the Company filed Form 8-K reporting a change in its certifying accountant.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DEXTERITY SURGICAL, INC.
                                    --------------------------------------------
                                    (Registrant)




Dated: May 13, 2002                 By /s/ RICHARD A. WOODFIELD
                                       -----------------------------------------
                                           Richard A. Woodfield
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Dated: May 13, 2002                 By /s/ RANDALL K. BOATRIGHT
                                       -----------------------------------------
                                           Randall K. Boatright
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)