Form 10QSB
period 2002-06-30
DEXTERITY SURGICAL INC
filed 2002-08-12
CIK 860131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)
       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

       On August 9, 2002, there were outstanding 12,121,492 shares of Common Stock, $.001 par value, of the registrant.

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX




                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1:  Consolidated Financial Statements - (Unaudited):

             Consolidated Balance Sheets - June 30, 2002 and December 31, 2001                         3

             Consolidated Statements of Operations - For the Three Months and Six Months
                  Ended June 30, 2002 and 2001                                                         4

             Consolidated Statements of Cash Flows - For the Three Months and Six Months
                  Ended June 30, 2002 and 2001                                                         5

             Condensed Notes to Consolidated Financial Statements                                      6

Item 2:  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                11



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                            19

Item 2.  Changes in Securities                                                                        19

Item 3.  Defaults Upon Senior Securities                                                              19

Item 4.  Submission of Matters to a Vote of Security Holders                                          20

Item 5.  Other Information                                                                            20

Item 6.  Exhibits and Reports on Form 8-K                                                             21


SIGNATURES                                                                                            22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          June 30,        December 31,
ASSETS                                                                      2002              2001
                                                                        ------------      ------------
                                                                         (Unaudited)
Current Assets:
     Cash and cash equivalents                                          $     13,170      $     59,008
     Accounts receivable (net of allowance for doubtful accounts of
         $22,790 in 2002 and $28,119 in 2001)                                 48,401           217,629
     Accounts receivable from related party                                    9,673            14,308
     Finished goods inventories, net                                          58,154           127,904
     Prepaid expenses                                                        111,965            98,048
                                                                        ------------      ------------
                  Total current assets                                       241,363           516,897

Property, Plant and Equipment, net                                           211,782           324,538
Investments, at cost                                                         450,934           450,934
Deferred finance charges                                                     103,247           140,662
Licensed technology rights & other intangible assets, net                  2,820,614         3,239,720
                                                                        ------------      ------------

                  Total assets                                          $  3,827,940      $  4,672,751
                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                   $  2,653,951      $  2,563,549
     Accrued liabilities                                                     888,997           613,047
     Convertible Debentures in default                                     2,632,563         2,632,563
     Current portion of long-term obligations                              5,303,161         4,702,180
                                                                        ------------      ------------
                  Total current liabilities                               11,478,672        10,511,339

Royalty Obligation, in default, net of current portion                     3,795,573         4,060,221

Minority Interest                                                             47,248            47,248

Commitments and Contingencies (Note 4)

Stockholders' Deficit:
     Preferred Stock, $.001 par value; 2,000,000 shares authorized;
         2,445 shares issued and outstanding                                       2                 2
     Common stock, $.001 par value; 50,000,000 shares authorized;
         12,121,492 shares issued and outstanding                             12,122            12,122
     Additional paid-in capital                                           32,362,904        32,362,904
     Warrants                                                              2,370,900         2,370,900
     Accumulated deficit                                                 (46,239,481)      (44,691,985)
                                                                        ------------      ------------
                  Total stockholders' deficit                            (11,493,553)       (9,946,057)
                                                                        ------------      ------------

                  Total liabilities and stockholders' deficit           $  3,827,940      $  4,672,751
                                                                        ============      ============

The accompanying notes are an integral part of these consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months                        Six Months
                                                      Ended June 30,                     Ended June 30,
                                             ------------------------------      ------------------------------
                                                 2002              2001              2002              2001
                                             ------------      ------------      ------------      ------------
Net Sales                                    $    283,021      $  1,199,068      $    458,510      $  2,426,823
                                             ------------      ------------      ------------      ------------

Cost and Expenses:
     Cost of sales                                161,747           625,040           255,138         1,135,361
     Selling, general and administrative          267,795           393,849           511,971         1,056,061
     Depreciation and amortization                259,825           504,513           521,733           999,561
                                             ------------      ------------      ------------      ------------

                                                  689,367         1,523,402         1,288,842         3,190,983
                                             ------------      ------------      ------------      ------------

Loss from Operations                             (406,346)         (324,334)         (830,332)         (764,160)

Other Income (Expense):
     Interest expense                            (340,649)         (373,896)         (717,164)         (768,389)
                                             ------------      ------------      ------------      ------------


Net Loss                                         (746,995)         (698,230)       (1,547,496)       (1,532,549)

Less dividend requirement on
cumulative convertible preferred stock             48,900            48,900            97,800            97,800
                                             ------------      ------------      ------------      ------------

Net loss applicable to common stock          $   (795,895)     $   (747,130)     $ (1,645,296)     $ (1,630,349)
                                             ============      ============      ============      ============



Basic and Diluted Loss Per Share of
     Common Stock                            $       (.07)     $       (.06)     $       (.14)     $       (.14)
                                             ============      ============      ============      ============

Weighted Average Shares Used In
     Computing Basic and Diluted Loss
     Per Share of Common Stock                 12,121,492        11,521,492        12,121,492        11,521,492
                                             ============      ============      ============      ============


The accompanying notes are an integral part of these consolidated financial statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Three Months
                                                                   Ended June 30
                                                           ----------------------------
                                                              2002             2001
                                                           -----------      -----------
Cash Flows From Operating Activities:
Net Loss                                                   $(1,547,496)     $(1,532,549)
Adjustments to reconcile net loss to net cash
    provided by operating activities -
      Depreciation and amortization                            521,733          999,561
      Accretion of royalty obligation                          336,334          368,335
      Amortization of deferred finance charges                  37,416           37,416
      Noncash interest expense                                      --           22,500
      Changes in operating assets and liabilities -
         Accounts receivable, net                              169,228          150,258
         Accounts receivable from related party                  4,635           15,000
         Inventories                                            69,750          139,835
         Prepaid and other assets                               (3,790)         163,709
         Accounts payable                                       90,402          (97,069)
         Accrued expenses                                      275,950          139,562
                                                           -----------      -----------
      Net cash provided (used) by operating activities         (45,838)         406,558
                                                           -----------      -----------

Cash Flows From Investing Activities:
    Additions to property and equipment                             --          (34,606)
                                                           -----------      -----------
      Net cash (used) by investing activities                       --          (34,606)

Cash Flows From Financing Activities:
    Dividends paid to preferred stockholders                        --          (97,800)
    Payments on debt - used                                         --         (282,042)
                                                           -----------      -----------
      Net cash (used) by financing activities                       --         (379,842)
                                                           -----------      -----------

Change in cash and cash equivalents                            (45,838)          (7,890)
Cash and cash equivalents, beginning of period                  59,008           42,085
                                                           -----------      -----------

Cash and cash equivalents, end of period                   $    13,170      $    34,195
                                                           ===========      ===========





The accompanying notes are an integral part of these consolidated statements

                     DEXTERITY SURGICAL, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2002



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Dexterity Surgical, Inc. (the "Company") and the Company's 82% ownership interest in ValQuest Medical, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2001, included in the Company's Form 10-KSB.

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

At June 30, 2002, the Company had an accumulated deficit of approximately $46.2 million. During the quarters ended June 30, 2002 and 2001, the Company incurred net losses of approximately $747,000 and $698,000 respectively. It is likely that the Company will continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. The Company's cumulative losses have been funded primarily through the Company's initial public offering of common stock, private sales of common stock and preferred stock, debt financing, and the sale of convertible Debentures. As discussed in Note 5, the Company is in violation of certain affirmative financial covenant requirements associated with its convertible Debentures. Also, certain redemption rights of the holder associated with its convertible Debentures were triggered by the delisting of the Company's common stock from the NASDAQ SmallCap Market. Therefore, the Company is in default under the convertible Debentures, and the holder has demanded immediate repayment of the entire amount outstanding, which is $2,632,563 at June 30, 2002, plus 18% interest per annum. The Company currently does not have sufficient resources to fund payment of the entire amount outstanding. Additionally, the current portion of other long-term obligations due in 2002 totals approximately $5,303,000 at June 30, 2002. The Company currently does not have sufficient resources to fund such amounts in the event of demands for payment. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. IF THE RESTRUCTURING IS NOT SUCCESSFUL, WE WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

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

The medical devices industry, in which the Company competes, is highly competitive and dominated by a relatively small number of competitors with financial and other resources much greater than those possessed by the Company. The Company's ability to achieve increases in sales or to sustain current sales levels depends in part on the ability of the Company's suppliers to provide products in the quantities the Company requires.

The Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000. Trading in the Common Stock is now conducted on the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's Common Stock is impaired, not only in the number of shares bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured.

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

Licensed Technology Rights: Licensed technology rights are amortized upon the commencement of commercial sales of the underlying products. The carrying value of the licensed technology is periodically reviewed by the Company with impairments being recognized when the expected future operating cash flows derived from such licensed technology rights is less than their carrying value. Licensed technology rights acquired in conjunction with the merger with Dexterity Incorporated are amortized over a 4 year period.

NOTE 3 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three months ended June 30, 2002, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed that the Company had underpaid royalties owed him on the Company's products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. Accordingly, as a compromise, a contingent note payable was issued in May of 2002 by the Company to Mr. Rambo in the amount of $116,421. This note is payable only upon the occurrence of any one of certain events, including sale of the Company and sale of any of the Company's major product lines. Also, in May 2002, the Company entered into a new manufacturing agreement with MCT.

Included in accounts payable at June 30, 2002 and December 31, 2001 is approximately $2.0 million owed to a former supplier, which is unpaid pending the outcome of certain legal proceedings.

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

NOTE 5 - DEBT AND OTHER LONG-TERM OBLIGATIONS

Debt and other long-term obligations are outstanding as follows:

                                               June 30,      December 31,
                                                2002             2001
                                            ------------     ------------
Dexterity notes (in default)(1)             $  1,000,000     $  1,000,000
Line of credit(2)                                645,995          645,995
Royalty obligations (in default)(3)            7,452,739        7,116,406
Convertible Debentures (in default)(4)         2,632,563        2,632,563
                                            ------------     ------------
                                              11,731,297       11,394,964
Less current portion                           7,935,724        7,334,743
                                            ------------     ------------

Total long-term obligations                 $  3,795,573     $  4,060,221
                                            ============     ============

(1) Unsecured notes payable, related to Dexterity acquisition, bearing interest at 12% due quarterly, matured in October 2001. The Company is presently in negotiations to renew this obligation, and does not have sufficient resources to satisfy this obligation in the event of demand for payment.

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

         The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than 99:1; (ii) an Interest Coverage Ratio of at least .60:1;
         (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and, therefore, is in default under the Debentures. As discussed in Note 1, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 has been classified as a current liability as of June 30, 2002. The Company currently does not have, nor does it believe it could obtain, sufficient resources to fund these amounts.

NOTE 6 - PREFERRED STOCK PLACEMENTS AND PREFERRED DIVIDENDS IN ARREARS

Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends payable on March 31, 2002 and June 30, 2002 are in arrears in the aggregate amount of $16,000. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series C Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of Common Stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series C Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. Since two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors.

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends payable on March 31, 2002 and June 30, 2002 are in arrears in the aggregate amount of $41,000. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.54. Certain holders of the Series B Preferred Stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series B Preferred Stock. The Company disputes the claim of such holders of Series B Preferred Stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series B Preferred Stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of Common Stock upon conversion of the Series B Preferred Stock than would be issuable at a $1.54 conversion price. Any issuance of Common Stock upon the conversion of Preferred Stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series B Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. Since two quarterly dividends payable on the series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors.

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred stock were converted to 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends payable on March 31, 2002 and June 30, 2002 are in arrears in the amount of $40,800. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series A Preferred Stock is currently convertible into share of Common Stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of common Stock, at a per share price less than $1.54. Certain holders of the Series A Preferred Stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series A Preferred Stock. The Company disputes the claim of such holders of Series A Preferred Stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series A Preferred Stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of Common Stock upon conversion of the Series A

Preferred Stock than would be issuable at a $1.54 conversion price. Any issuance of Common Stock upon the conversion of Preferred Stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. Since two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors.

NOTE 7 - WECK SALES DISTRIBUTION AGREEMENT

On June 29, 2000, the Company signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities.

In June 2001, the Company and WCS amended the agreement, which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continues its exclusive right to distribute the Dexterity(R)Protractor(R); however, WCS will distribute the Dexterity (R)Pneumo Sleeve(R) on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003.

Sales to WCS and affiliates represented 44% of the Company's net sales for the quarter ended June 30, 2002.

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

CURRENT FINANCIAL CONDITION

The Company is in violation of certain affirmative financial covenant requirements associated with its convertible Debentures and has not made required monthly principal and interest payments during 2002 because it lacked the funds to do so. Also, certain redemption rights of the holder of its convertible Debentures were triggered by the delisting of the Company's common Stock from the NASDAQ SmallCap Market. Therefore, the Company is in default under the Debentures and the holder has demanded immediate repayment of the entire amount outstanding. This default, in turn, invoked the cross-default clause in the Company's line of credit agreement. Further, the Company is in default on the $1,000,000 Notes due on October 18, 2001 and does not have the available resources to pay the guaranteed minimum royalty. The Company currently does not have sufficient resources to fund such amounts in the event of demands for payment. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. IF THE RESTRUCTURING IS NOT SUCCESSFUL, WE WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

OVERVIEW

In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. As background, Origin Medsystems ("Origin) products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, U. S. Surgical Corporation ("Surgical") purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in September 2000 against Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be based on results obtained, if any. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sales representatives and eliminated additional administrative staff. In aggregate, the Company reduced its number of employees from 66 at January 1, 2000 to 4 at June 30, 2002.

From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last six years, the Company has continued to decrease its engagement in Company sponsored research and development. As of June 30, 2002, the Company had an accumulated deficit of approximately $46,200,000. The Company will likely continue to incur losses. There can be no assurance that the Company will ever achieve profitability.

The Company's future operating results will depend on many factors, including dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company's ability to obtain additional funding, the Company's ability to restructure its cash obligation, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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

On June 29, 2000, the Company announced it had signed an exclusive agreement with Weck Closure Systems (WCS) distribute the Dexterity(R) Pneumo Sleeve(R) and the Dexterity(R) Protractor(R) in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities.

In June 2001, the Company and WCS amended the agreement, which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continued its exclusive right to distribute the Dexterity (R)Protractor(R), however, WCS will distribute the Dexterity (R)Pneumo Sleeve(R) on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003.

Sales to WCS and affiliates represented 44% of the Company's net sales for the quarter ended June 30, 2002

LIQUIDITY AND CAPITAL RESOURCES

By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed that the Company had underpaid royalties owed him on the Company's products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. Accordingly, as a compromise, a contingent note payable was issued in May of 2002 by the Company to Mr. Rambo in the amount of $116,421. This note is payable only upon the occurrence of any one of certain events including sale of the Company and sale of any the Company's major product lines. Also, in May 2002, the Company entered into a new manufacturing agreement with MCT.

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

Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value ("Series C Preferred Stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends payable on June 30, 2002 are in arrears in the amount of $16,000. Furthermore, the company does not currently believe it will have the funds to pay future dividends as they become due. The Series C Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of Common Stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.00. The holders of Series C Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. Since two quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series C Preferred Stock.

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

At June 30, 2002, the Company had current assets of $241,000 and current liabilities of $11,479,000 resulting in a working capital deficit of $11,238,000. This compares to a working capital deficit of $9,994,000 at December 31, 2001. The increase in working capital deficit is primarily due to the operating losses incurred during the first half of 2002.

The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At June 30, 2002, the outstanding balance due on such line of credit was $646,000 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed below) triggered the cross-default clause in the line of credit agreement. Therefore, the lendor has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex, Inc., a major shareholder in the Company purchased this instrument from the previous lendor. Teleflex, Inc. and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 1.5% continues to accrue until negotiations are completed.

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible Preferred Stock, $.001 par value ("Series B Preferred Stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends payable on March 31, 2002 and June 30, 2002 are in arrears in the amount of $41,000. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series B Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of Common Stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of Common Stock, at a per share price less than $1.54. Certain holders of the Series B Preferred Stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series B Preferred Stock. The Company disputes the claim of such holders of Series B Preferred Stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series B Preferred Stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of Common Stock upon conversion of the Series B Preferred Stock than would be issuable at a $1.54 conversion price. Any issuance of Common Stock upon the conversion of Preferred Stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series B Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. Since two quarterly dividends payable on the series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series B Preferred Stock.

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of series A Cumulative Convertible Preferred Stock, $.001 par value ("Series A Preferred Stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred stock were converted to 93,750 shares of Common Stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends payable on March 31, 2002 and June 30, 2002 are in arrears in the amount of $40,800. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series A Preferred Stock is currently convertible into shares of Common Stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of Common Stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of Common Stock, or securities convertible into shares of common Stock, at a per share price less than $1.54. Certain holders of the Series A Preferred Stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series A Preferred Stock. The Company disputes the claim of such holders of Series A Preferred Stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series A Preferred Stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of Common Stock upon conversion of the Series A Preferred Stock than would be issuable at a $1.54 conversion price. Any issuance of Common Stock upon the conversion of Preferred Stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. Since two quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series A Preferred Stock.

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

The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1;
(ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. As discussed in Note 1, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 is classified as a current liability as of June 30, 2002. The Company is not current on its interest and principal repayment obligations and currently does not have, nor does it believe it could obtain, sufficient resources to fund such amount.

The holders of the Debentures have the option to convert, at any time, all or a portion of the Debentures into shares of Common Stock at an initial price of $1.00 per share of Common Stock. The conversion price is subject to downward revision if the Company sells shares of its Common Stock, or securities convertible into Common Stock, at a price less than $1.00 per share of Common Stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 2,632,563 shares of Common Stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of Common Stock which may be issued pursuant to the Debentures is undeterminable. The holders of the Debentures claim that the conversion price of the Debentures requires a downward adjustment to $.02 as a result of the shares of Common Stock issued by the Company in settlement of the Andrieni lawsuit settled in 2001. The Company disputes the claim of the Debenture holders and believes the conversion price should remain at $1.00. However, there can be no assurance that the Debenture holders will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required, upon conversion of the Debentures, to issue approximately fifty times the number of shares that would be issuable at a $1.00 conversion price. Any issuance of shares of Common Stock upon the conversion of the Preferred Stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of Common Stock issuable upon the conversion of Preferred Stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company's stockholders rights will be diluted. Such uncertainty creates downward pressure on the public market price of the Company's Common Stock. In the event such holders convert their Debentures or shares of Preferred Stock, as applicable, and sell a large number of shares of Common Stock into the public market over a short time, the market price for the Common Stock could decline. Such a decline may make future equity financing more difficult for the Company to obtain on an acceptable basis, if at all. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of Common Stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. As the Common Stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder now has the option to exercise these redemption rights. The Company may redeem the Debentures at its option subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

For the six month period ended June 30, 2002, operating activities consumed net cash of $46,000. There were no cash flows related to investment and financing activities.

The Company does not believe its revenues and other sources of liquidity will provide adequate funding for its current capital requirements. The Company is presently in negotiations to make arrangements to restructure certain obligations including the Debentures, line of credit and Royalty obligation. However, there can be no assurance that the Company will be able to restructure these obligations. IF THE RESTRUCTURING IS NOT SUCCESSFUL, WE WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

RESULTS OF OPERATIONS

In February 2000, the Company's principal supplier, General Surgical Innovations, Inc. ("GSI"), terminated its distribution agreement with the Company. As background, Origin Medsystems ("Origin) products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin and GSI in April 1999, the Company made the decision to discontinue distributing Origin products and begin distributing GSI products. Subsequent to that decision, U. S. Surgical Corporation ("Surgical") purchased the Origin product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in September 2000 against Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be based on results, if any, obtained. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force from employees to independent sales representatives and eliminated additional administrative staff. In aggregate, the Company reduced its number of employees from 66 at January 1, 2000 to 4 at June 30, 2002.

For the three months ended June 30, 2002, the Company reported a loss from operations of $406,000, as compared with a loss from operations of $324,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, the Company reported a loss from operations of $830,000 versus a loss from operations of $764,000 for the comparable period of 2001. The increased loss was primarily due to the decline in net sales.

Net sales decreased 76% in the second quarter 2002 and 81% in the first six months of 2002 as compared with the same periods in 2001. Net sales were $283,000 for the second quarter of 2002 and $1,199,000 for the second quarter of 2001. Net sales for the first six months of 2002 and 2001 were $459,000 and $2,427,000 respectively. These declines were due primarily to Weck not complying with their contractual minimum purchases obligation. The company and Weck are currently discussing catch-up solutions.

Gross profit from net sales in the second quarter was $121,000 in 2002 versus $574,000 in 2001. The corresponding gross profit margins decreased to 43% in 2002 from 48% in 2001. For the six months ended June 30, gross profit was $203,000 or 44% in 2002 and $1,291,000 or 53% in 2001. The decline in gross profit margins was primarily due to a greater percentage of older, smaller margin, products included in the mix of products sold.

For the second quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, decreased 32% to $268,000 in 2002 from $394,000 in 2001. For the first six months of 2002, these expenses decreased 52% to $512,000 from $1,056,000. The decline in these expenses was primarily due to the previously discussed cost cutting actions taken by the Company in response to the cancellation of the GSI agreement. The Company continues to strive to reduce fixed costs whenever possible.

Depreciation and amortization expense decreased 49% to $260,000 for the second quarter of 2002 from $505,000 for the second quarter of 2001. For the six months periods, depreciation and amortization expenses declined 48% from $1,000,000 in 2001 to $522,000 in 2002. These declines are due to a much smaller licenced technology asset base.

Interest expense was $341,000 for the quarter ended June 30, 2002 and $374,000 for the comparable 2001 quarter, a decrease of 9%. For the six months period, interest expense was $717,000 in 2002 and $768,000 in 2001, a decrease of 7%. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit, and interest on the note payable due to the former stockholders of Dexterity.

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

By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed that the Company had underpaid royalties owed him on the Company's products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. Accordingly, as a compromise, a contingent note payable was issued in May of 2002 by the Company to Mr. Rambo in the amount of $116,421. This note is payable only upon the occurrence of any one of certain events, including sale of the Company and sale of any of the Company's major product lines. Also, in May 2002, the Company entered into a new manufacturing agreement with MCT.

On April 29, 2002, Surgical Visions I, Inc. and various individuals, including K.C. Fadem, a former director of the Company, filed a lawsuit in the 166th Judicial District Court in Bexar County, Texas, against Teleflex, Incorporated and certain of the Company's officers and directors alleging, among other things, conspiracy to defraud minority shareholders, breach of fiduciary duty, falsification of corporate minutes, issuance of false and misleading public filings and press releases, and bribery. The plaintiffs are seeking unspecified compensatory damages. The Company believes this lawsuit is without merit and intends to vigorously defend it's Officers and Directors.


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

ITEM 2.    CHANGES IN SECURITIES

           (a)    Not applicable.

           (b)    Not applicable.

           (c)    Not applicable.

           (d)    Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

The Company's convertible Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least ..68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. As discussed in
Note 1 of the consolidated financial statements, the delisting of the Company's common stock in October 2000 also creates an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 is classified as a current liability as of June 30, 2002. The Company is not current on its interest and principal repayment obligations and currently does not have, nor does it believe it could obtain, sufficient resources to fund these amounts.

The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company is pledged as a collateral. At June 30, 2002, the outstanding balance due in such a line of credit was $646,000 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed above) triggered the cross-default clause in the line of credit agreement. Therefore, the lender has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex Incorporated, a major shareholder in the Company purchased this instrument from the previous lender. Teleflex Incorporated and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 1.5% continues to accrue until negotiations are completed.

The Company is currently in default in the payment of principal and interest in the aggregate amount of $1,060,000 under the Notes due October 18, 2001 issued in the Dexterity Merger and does not have the available resources to pay the guaranteed minimum royalty related to the Dexterity Merger. As of June 30, 2002, such minimum royalty in arrears was $2,616,000. The Company currently does not have sufficient resources to fund these amounts.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)    The Annual Meeting of Stockholders was held on June 4, 2002

           (b) The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors have been elected and qualified:

                  Jeffrey H. Berg              Christopher K. Black     Randall K. Boatright
                  Richard A. Woodfield

           (c)    (1)    The directors named in (b) above were elected by the
                         following votes:


                         NAME                           SHARES FOR           SHARES AGAINST
                         Randall K. Boatright             6,321,598                424,725
                         Richard A. Woodfield             6,321,398                424,925
                         Jeffrey H. Berg                  6,349,848                396,475
                         Christopher K. Black             6,349,648                396,675

                  (2) Regarding the appointment of the independent public accountants, 6,724,033 shares voted for the ratification of the appointment of the accounting firm of Akin, Doherty, Klein & Feuge as the Company's independent accountants for 2002. The number of shares that voted against the ratification was 20,240 and the holders of 2,050 shares abstained from voting.

           (d)  Not applicable


ITEM 5.    OTHER INFORMATION - NOT APPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  Exhibit
                  Number

                  10.1 Manufacture and Supply Agreement dated May 1, 2002, among Dexterity Surgical, Inc., Medical Creative Technologies, Inc. and Robert D. Rambo (filed herewith).

            (b)   Reports on Form 8-K

                  On April 29, 2002, Dexterity Surgical, Inc. filed a Current Report on Form 8-K reporting, under Item 4 - Changes in Registrant's Certifying Accountants, the dismissal of Ernst & Young LLP as the Company's independent public accountants and the appointment of Akin, Doherty, Klein & Feuge to so act.

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


                                  DEXTERITY SURGICAL, INC.
                                  ------------------------
                                  (Registrant)




Dated:   August 9, 2002           By /s/ RICHARD A. WOODFIELD
                                         --------------------------------------
                                         Richard A. Woodfield
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Dated:   August 9, 2002           By /s/ RANDALL K. BOATRIGHT
                                         --------------------------------------
                                         Randall K. Boatright
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX

                 EXHIBIT
                 NUMBER    DESCRIPTION
                 -------   -----------
                  10.1     Manufacture and Supply Agreement dated May 1, 2002,
                           among Dexterity Surgical, Inc., Medical Creative
                           Technologies, Inc. and Robert D. Rambo (filed
                           herewith).