Form 10QSB
period 2002-09-30
DEXTERITY SURGICAL INC
filed 2002-11-12
CIK 860131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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
(Zip Code)

(210) 495-8787
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     On November 8, 2002, there were outstanding 12,121,492 shares of common stock, $.001 par value, of the registrant.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY

FORM 10-QSB

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$55,810	$59,008
Accounts receivable (net of allowance of $22,790 and $28,119)	315,985	217,629
Accounts receivable from related party	4,924	14,308
Finished goods inventories, net	57,627	127,904
Prepaid expenses	24,512	98,048

Total current assets	458,858	516,897
Property, Plant and Equipment, net	172,428	324,538
Investments	—	450,934
Deferred finance charges	84,540	140,662
Licensed technology rights & other intangible assets, net	2,616,125	3,239,720

Total assets	$3,331,951	$4,672,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,801,573	$2,563,549
Accrued liabilities	1,044,133	613,047
Convertible Debentures in default	2,632,563	2,632,563
Current portion of long-term obligations in default	5,459,294	4,702,180

Total current liabilities	11,937,563	10,511,339
Royalty Obligation, in default, net of current portion	3,795,572	4,060,221
Minority Interest	47,248	47,248
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 2,445 shares issued and outstanding	2	2
Common stock, $.001 par value; 50,000,000 shares authorized; 12,121,492 shares issued and outstanding	12,122	12,122
Additional paid-in capital	32,362,904	32,362,904
Warrants	2,370,900	2,370,900
Accumulated deficit	(47,194,360)	(44,691,985)

Total stockholders’ deficit	(12,448,432)	(9,946,057)

Total liabilities and stockholders’ deficit	$3,331,951	$4,672,751

The accompanying notes are an integral part of these consolidated financial statements

DEXTERITY SURGICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net Sales	$936,822	$995,985	$1,395,332	$3,422,808
Cost and Expenses:
Cost of sales	336,340	844,155	591,478	1,979,516
Selling, general and administrative	232,941	352,352	744,912	1,408,413
Depreciation and amortization	243,843	498,951	765,576	1,498,512
Impairment of Investment	450,934	—	450,934	—
Cost of litigation settlement	286,903	—	286,903	—

	1,550,961	1,695,458	2,839,803	4,886,441

Loss from Operations	(614,139)	(699,473)	(1,444,471)	(1,463,633)
Other Income (Expense):
Interest expense	(340,740)	(369,147)	(1,057,904)	(1,137,536)

Net Loss	(954,879)	(1,068,620)	(2,502,375)	(2,601,169)
Less dividend requirement on cumulative convertible preferred stock	48,900	48,900	146,700	146,700

Net loss applicable to common stock	$(1,003,779)	$(1,117,520)	$(2,649,075)	$(2,747,869)

Basic and Diluted Loss Per Share of Common stock	$(.08)	$(.10)	$(.22)	$(.24)

Weighted Average Shares Used In Computing Basic and Diluted Loss Per Share of Common stock	12,121,492	11,521,492	12,121,492	11,521,492

The accompanying notes are an integral part of these consolidated financial statements

DEXTERITY SURGICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30

	2002	2001

Operating Activities
Net Loss	$(2,502,375)	$(2,601,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	765,576	1,498,512
Accretion of royalty obligation	492,465	548,538
Amortization of deferred finance charges	56,124	56,124
Impairment of investment	450,934	—
Noncash interest expense	—	22,500
Changes in operating assets and liabilities:
Accounts receivable, net	(98,356)	424,867
Accounts receivable from related party	9,384	15,000
Inventories	70,277	508,307
Prepaid and other assets	83,664	171,508
Accounts payable	238,024	(164,642)
Accrued expenses	431,085	190,304

Net cash provided (used) by operating activities	(3,198)	669,849

Investing Activities
Additions to property and equipment	—	(34,607)

Net cash (used) by investing activities	—	(34,607)
Financing Activities
Dividends paid to preferred stockholders	—	(146,700)
Payments on debt	—	(365,093)

Net cash (used) by financing activities	—	(511,793)

Change in cash and cash equivalents	(3,198)	123,449
Cash and cash equivalents, beginning of period	59,008	42,085

Cash and cash equivalents, end of period	$55,810	$165,534

The accompanying notes are an integral part of these consolidated statements

DEXTERITY SURGICAL, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2002

NOTE 1 — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Dexterity Surgical, Inc. (the “Company”) and the Company’s 82% ownership interest in ValQuest Medical, Inc. ValQuest is an inactive company and had no operations in 2001 and 2002. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. In addition, all such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2001, included in the Company’s Form 10-KSB.

At September 30, 2002, the Company had an accumulated deficit of approximately $47.2 million. During the quarters ended September 30, 2002 and 2001, the Company incurred net losses of approximately $955,000 and $1,069,000 respectively. It is likely that the Company will continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. The Company’s cumulative losses have been funded primarily through the Company’s initial public offering of common stock, private sales of common stock and preferred stock, debt financing, and the sale of convertible Debentures. As discussed in Note 6, the Company is in violation of certain affirmative financial covenant requirements associated with its convertible Debentures. Also, certain redemption rights of the holder associated with its convertible Debentures were triggered by the delisting of the Company’s common stock from the NASDAQ SmallCap Market. Therefore, the Company is in default under the convertible Debentures, and the holder has demanded immediate repayment of the entire amount outstanding, which is $2,632,563 at September 30, 2002, plus 18% interest per annum. The Company currently does not have sufficient resources to fund payment of the entire amount outstanding. Additionally, the current portion of other long-term obligations due in 2002 totals $5,459,294 at September 30, 2002. The Company currently does not have sufficient resources to fund such amounts in the event of demands for payment. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. IF THE RESTRUCTURING IS NOT SUCCESSFUL WE WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

The Company continues to take steps to improve its operating results and anticipated cash flows by reducing selling, general, and administrative costs. The Company is also attempting to negotiate new agreements to satisfy certain obligations with equity instruments. Based on current projections, management believes that the Company’s operating results will not generate sufficient working capital to sustain its operations throughout the next 12 months.

The medical devices industry, in which the Company competes, is highly competitive and dominated by a relatively small number of competitors with financial and other resources much greater than those possessed by the Company. The Company’s ability to achieve increases in sales or to sustain current sales levels depends in part on the ability of the Company’s suppliers to provide products in the quantities the Company requires.

The common stock was delisted from the NASDAQ SmallCap Market on October 24, 2000. Trading in the common stock is now conducted on the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, the liquidity of the Company’s common stock is impaired, not only in the number of shares bought and sold, but also through delays in the timing of the transactions, reduction in security analysts’ and the news media’s coverage.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Licensed Technology Rights: Licensed technology rights are amortized upon the commencement of commercial sales of the underlying products. The carrying value of the licensed technology is periodically reviewed by the Company with impairments being recognized when the expected future operating cash flows derived from such licensed technology rights is less than their carrying value. Licensed technology rights acquired in conjunction with the merger with Dexterity Incorporated are amortized over a four year period.

NOTE 3 — BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three and nine months ended September 30, 2002, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 — LITIGATION SETTLEMENT AND POSSIBLE SALE OF MAJOR ASSET

On September 11, 2002, the Company entered into an agreement with United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, which could ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement are as follows:

1.	The Company represents and warrants it is in the process of negotiating the sale of the Dexterity® Protractor® product line. Furthermore, the Company expects a definitive agreement to sell that asset will be reached by approximately November 15, 2002 and that the sale will be completed by March 15, 2003.

2.	Within seven (7) days of the closing of the sale, the Company will pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the company’s books and records. Cost of litigation settlement of $287,000 was recorded in September 2002.

3.	Should the sale of the Protractor® line not take place, U.S. Surgical may enforce a Stipulated Judgment for $2,500,000 in favor of U.S. Surgical as filed by both parties on September 30, 2002.

4.	However, should the sale close, U.S. Surgical has executed a satisfaction of judgment which will be filed on the ninety-first day after payment of $800,000 upon closing.

If and when the sale of the Protractor® line closes, the Company will owe approximately $ 325,000 in contingent legal fees.

Although the Company is pursuing the sale of the Protractor® line (which accounted for 72% of net sales in the third quarter and 56% of net sales for the nine months), two significant approvals must be obtained prior to the sale being consummated: 1) the sale will require shareholder approval through the formal proxy process and a special shareholders meeting and 2) two secured creditors, who are owed amounts of $ 2,632,563 and $ 645,995 at September 30, 2002, must agree to both the sale and an agreement on settlement of the Company’s debt. Accordingly, because of the significance of the above conditions, the Protractor® line has not been classified as available for sale at September 30, 2002.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed that the Company had underpaid royalties owed him on the Company’s products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. Accordingly, as a compromise, a contingent note payable was issued in May of 2002 by the Company to Mr. Rambo in the amount of $116,421. This note is payable only upon the occurrence of any one of certain events, including sale of the Company and sale of any of the Company’s major product lines, which includes the Protractor® line. Also, in May 2002, the Company entered into a new manufacturing agreement with MCT.

The Company is contingently liable to U.S. Surgical should the sale of the major asset described in Note 4 occur.

The Company is also a party to claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a material adverse effect on the Company’s financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company’s results of operations for the interim period in which such resolution occurred.

NOTE 6 — DEBT AND OTHER LONG-TERM OBLIGATIONS

Debt and other long-term obligations are outstanding as follows:

	September 30,	December 31,
	2002	2001

Dexterity notes (in default)(1)	$1,000,000	$1,000,000
Line of credit(2)	645,995	645,995
Royalty obligations (in default)(3)	7,608,871	7,116,406
Convertible Debentures (in default)(4)	2,632,563	2,632,563

	11,887,429	11,394,964
Less current portion	8,091,857	7,334,743

Total long-term obligations	$3,795,572	$4,060,221

(1)	Unsecured notes payable, related to Dexterity merger, bearing interest at 12% due quarterly, matured in October 2001. The Company is presently in negotiations to renew this obligation, and does not have sufficient resources to satisfy this obligation in the event of demand for payment.

(2)	Revolving line of credit secured by accounts receivable, inventories and intangible assets. In May 2001, Teleflex, Inc., a major shareholder in the Company, purchased this instrument from the previous lender. Teleflex, Inc. and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 1.5% continues to accrue until negotiations are completed.

(3)	Royalty obligation in default related to Dexterity merger, subject to annual minimum payments over a period of seven years ending 2006, discounted at 12%. The minimum payments aggregate approximately $9.7 million over the seven-year royalty period.

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

The Debentures are convertible into shares of the Company’s common stock, in whole or in part, at any time at the option of the holder. The Debentures are currently convertible at a price of $1.00 per share of common stock, or 2,632,563 shares. The conversion price is subject to downward revision if the Company sells shares of its common stock, or securities convertible into shares of its common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures. The holders of the Debentures claim that the conversion price of the Debentures requires a downward adjustment to $.02 as a result of the shares of common stock issued by the Company in settlement of the Andrieni lawsuit. The Company disputes the claim of the Debenture holders and believes the conversion price should remain at $1.00. However, there can be no assurance that the Debenture holders will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required, upon conversion of the Debentures, to issue approximately fifty times the number of shares that would be issuable at a $1.00 conversion price. Any issuance of shares of common stock upon the conversion of the preferred stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of common stock issuable upon the conversion of the preferred stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company’s stockholders’ rights will be diluted

Additionally, an amendment allowed for interest on the Debentures to be paid in shares of common stock at a per share price of $1.00 for the period February 1, 2000 through January 31, 2001. Interest subsequent to January 31, 2001 is payable in cash.

The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance and, therefore, is in default under the Debentures. As discussed in Note 1, the delisting of the Company’s common stock in October 2000 also creates an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 is classified as a current liability as of September 30, 2002. The Company is not current on its interest and principal repayment obligations and currently does not have, nor does it believe it could obtain, sufficient resources to fund these amounts.

NOTE 7 — PREFERRED STOCK PLACEMENTS AND PREFERRED DIVIDENDS IN ARREARS

Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible preferred stock, $.001 par value (“Series C preferred stock”) for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for three quarters are in arrears in the aggregate amount of $24,000. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series C preferred stock is currently convertible into shares of common stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of common stock. The conversion price for the Series C preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.00. The holders of Series C preferred stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C preferred stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C preferred stock. Since two or more quarterly dividends payable on the Series C preferred stock are in arrears, the holders of the Series C preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors.

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively “Renaissance”) and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible preferred stock, $.001 par value (“Series B preferred stock”) for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for three quarters are in arrears in the aggregate amount of $61,500. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series B preferred stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of common stock. The conversion price for the Series B preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series B preferred stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series B preferred stock. The Company disputes the claim of such holders of Series B preferred stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series B preferred stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a substantially greater number of shares of common stock upon conversion of the Series B preferred stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series B preferred stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B preferred stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B preferred stock. Since two or more quarterly dividends payable on the series B preferred stock are in arrears, the holders of Series B preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors.

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of Series A Cumulative Convertible preferred stock, $.001 par value (“Series A preferred stock”), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A preferred stock were converted to 93,750 shares of common stock. Annual dividends on the Series A preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for three quarters are in arrears in the amount of $61,200. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series A preferred stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of common stock. The conversion price for the Series A preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series A preferred stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series A preferred stock. The Company disputes the claim of such holders of Series A preferred stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series A preferred stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a substantially greater number of shares of common stock upon conversion of the Series A preferred stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series A preferred stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A preferred stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A preferred stock. Since two or more quarterly dividends payable on the Series A preferred stock are in arrears, the holders of Series A preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors.

NOTE 8 — WECK SALES DISTRIBUTION AGREEMENT

On September 29, 2000, the Company signed an exclusive agreement under which Weck Closure Systems (WCS) distributes the Dexterity® Pneumo Sleeve® and the Dexterity® Protractor® in the United States. The agreement also covers international distribution, except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities.

In September 2001, the Company and WCS amended the agreement, which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continues its exclusive right to distribute the Dexterity®Protractor®; however, WCS will distribute the Dexterity ®Pneumo Sleeve® on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003.

Sales to WCS and affiliates represented 73% of the Company’s net sales for the quarter ended September 30, 2002.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Certain statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 2 regarding Dexterity Surgical, Inc. and its subsidiary’s and affiliates’ (collectively, the “Company”) financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company’s management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company’s ability to obtain additional funding, the Company’s ability to restructure its cash obligations, demand for and acceptance of the Company’s products, the level of competition in the marketplace, the ability of the Company’s customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, and in the Company’s annual, quarterly and other reports filed with the SEC (collectively “cautionary statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

Current Financial Condition

On September 11, 2002, the Company entered into an agreement with United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, which could ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement are as follows:

1.	The Company represents and warrants it is in the process of negotiating the sale of the Dexterity® Protractor® product line. Furthermore, the Company expects a definitive agreement to sell that asset will be reached by approximately November 15, 2002 and that the sale will be completed by March 15, 2003.

2.	Within seven (7) days of the closing of the sale, the Company will pay U.S. Surgical $ 800,000 in full settlement of the $ 2,500,000 trade accounts payable to U.S. Surgical currently recorded on the company’s books and records. Cost of litigation settlement of $ 287,000 was recorded in September 2002.

3.	Should the sale of the Protractor® line not take place, U.S. Surgical may enforce a Stipulated Judgment for $ 2,500,000 in favor of U.S. Surgical as filed by both parties on September 30, 2002.

4.	However, should the sale close, U.S. Surgical has executed a satisfaction of judgment which will be filed on the ninety-first day after payment of $ 800,000 upon closing.

If and when the sale of the Protractor® line closes, the Company will owe approximately $ 325,000 in contingent legal fees.

Although the Company is pursuing the sale of the Protractor® line (which accounted for 72% of net sales in the third quarter and 56% of net sales for the nine months), two significant approvals must be obtained prior to the sale being consummated: 1) the sale will require shareholder approval through the formal proxy process and a special shareholders meeting and 2) two secured creditors, who are owed amounts of $ 2,632,563 and $ 645,995 at September 30, 2002, must agree to both the sale and an agreement on settlement of the Company’s debt. Accordingly, because of the significance of the above conditions, the Protractor® line has not been classified as available for sale at September 30, 2002.

The Company is in violation of certain affirmative financial covenant requirements associated with its convertible Debentures and has not made required monthly principal and interest payments during 2002 because it lacked the funds to do so. Also, certain redemption rights of the holder of its convertible Debentures were triggered by the delisting of the Company’s common stock from the NASDAQ SmallCap Market. Therefore, the Company is in default under the Debentures and the holder has demanded immediate repayment of the entire amount outstanding. This default, in turn, invoked the cross-default clause in the Company’s line of credit agreement. Further, the Company is in default on the $1,000,000 Notes due on October 18, 2001 and does not have the available resources to pay the guaranteed minimum royalty. The Company currently does not have sufficient resources to fund such amounts in the event of demands for payment. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. IF THE RESTRUCTURING IS NOT SUCCESSFUL WE WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

Overview

From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last six years, the Company has continued to decrease its engagement in Company sponsored research and development. As of September 30, 2002, the Company had an accumulated deficit of approximately $47,200,000. The Company will likely continue to incur losses. There can be no assurance that the Company will ever achieve profitability.

The Company’s future operating results will depend on many factors, including dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company’s ability to obtain additional funding, the Company’s ability to restructure its cash obligation, demand for and acceptance of the Company’s products, the level of competition in the marketplace, the ability of the Company’s customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

Effective October 24, 2000, following the delisting of the Company’s common stock from trading on the NASDAQ SmallCap Market, the Company’s common stock began trading on the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, the liquidity of the Company’s common stock is impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts’ and the news media’s coverage, if any, of the Company and lower prices for the Company’s securities than might otherwise prevail.

As the Company’s common stock was delisted from trading on the Nasdaq SmallCap Market and the trading price of the common stock is below $5.00 per share, trading in the common stock is subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors

(which are generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchase and have received the purchaser’s written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock which could severely limit the market liquidity of common stock and the ability of stockholders to sell their shares of common stock in the secondary market.

In January 1998, the Company acquired approximately 20% of the common stock of Dexterity Incorporated (“Dexterity”), a business development subsidiary of Teleflex, Inc. In March 1999, the Company acquired the remaining common stock of Dexterity by merging Dexterity into the Company (the “Dexterity Merger”) pursuant to a Plan of Merger and Acquisition agreement between the Company and Dexterity (the “Dexterity Agreement”). Simultaneous with the effectiveness of the Dexterity Merger, the Company changed its name to Dexterity Surgical, Inc. Under the terms of the Dexterity Agreement, which was approved by the stockholders of the Company at a special meeting held March 18, 1999, the Dexterity stockholders, other than the Company, received an aggregate of:

•	$1,500,000 cash;

•	3,000,000 shares of common stock;

•	warrants to purchase an aggregate of 1,500,000 shares of common stock, at an exercise price per share of $2.00 (the “Warrants”);

•	promissory notes in the aggregate amount of $1,000,000 (the “Notes”); and

•	a royalty for seven years in an amount equal to 15% of all sales of Dexterity products (the “Royalty”) pursuant to a royalty agreement (the “Royalty Agreement”) among the Company and the Dexterity stockholders, other than the Company. The Royalty is subject to minimum annual payments which aggregate, over the seven years of the Royalty Agreement to approximately $9,695,095.

The Company determined the fair market value of the above consideration to be approximately $16,000,000. The Company launched distribution of Dexterity’s primary products, the Dexterity® Pneumo Sleeve and Dexterity® Protractor®, in March 1998. The Dexterity Merger was accounted for using the purchase method of accounting.

On September 29, 2000, the Company announced it had signed an exclusive agreement under which Weck Closure Systems (WCS) distributes the Dexterity® Pneumo Sleeve® and the Dexterity® Protractor® in the United States. The agreement also covers international distribution, except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company combined elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities.

In September 2001, the Company and WCS amended the agreement, which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continued its exclusive right to distribute the Dexterity ®Protractor®; however, WCS will distribute the Dexterity ®Pneumo Sleeve® on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003.

Sales to WCS and affiliates represented 73% of the Company’s net sales for the quarter ended September 30, 2002

Liquidity and Capital Resources

By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed that the Company had underpaid royalties owed him on the Company’s products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. Accordingly, as a compromise, a contingent note payable was issued in May of 2002 by the Company to Mr. Rambo in the amount of $116,421. This note is payable only upon the occurrence of any one of certain events, including sale of the Company and sale of any of the Company’s major product lines. Also, in May 2002, the Company entered into a new manufacturing agreement with MCT.

On February 19, 2001, in Andrieni v. Lifequest Medical, Inc., et al., Civil Action File No. E-71617 in Fulton County (Georgia) Superior Court, the jury rendered a verdict in favor of plaintiffs in the amount of $297,000, plus statutory interest.

The Company recorded an expense and accrued liability of approximately $360,000 as of December 31, 2000. Subsequently, the Company settled the Andrieni complaint for consideration primarily consisting of cash, future installment payments, and common stock. The settlement’s estimated cost is $168,000. The resulting reduction in estimated expense and accrued liability of $192,000 was recorded in December 2001.

Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible preferred stock, $.001 par value (“Series C preferred stock”) for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for three quarters are in arrears in the amount of $24,000. Furthermore, the company does not currently believe it will have the funds to pay future dividends as they become due. The Series C preferred stock is currently convertible into shares of common stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of common stock. The conversion price for the Series C preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.00. The holders of Series C preferred stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C preferred stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C preferred stock. Since two or more quarterly dividends payable on the Series C preferred stock are in arrears, the holders of the Series C preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series C preferred stock.

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

At September 30, 2002, the Company had current assets of $459,000 and current liabilities of $11,938,000 resulting in a working capital deficit of $11,479,000. This compares to a working capital deficit of $9,994,000 at December 31, 2001. The increase in working capital deficit is primarily due to the operating losses incurred during the first three quarters of 2002.

The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At September 30, 2002, the outstanding balance due on such line of credit was $645,995 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed below) triggered the cross-default clause in the line of credit agreement. Therefore, the lender has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex, Inc., a major shareholder in the Company, purchased this instrument from the previous lender. Teleflex, Inc. and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 1.5% continues to accrue until negotiations are completed.

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, “Renaissance”) and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible preferred stock, $.001 par value (“Series B preferred stock”) for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for three quarters are in arrears in the amount of $61,500. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series B preferred stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of common stock. The conversion price for the Series B preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series B preferred stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series B preferred stock. The Company disputes the claim of such holders of Series B preferred stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series B preferred stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a substantially greater number of shares of common stock upon conversion of the Series B preferred stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series B preferred stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B preferred stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B preferred stock. Since two or more quarterly dividends payable on the series B preferred stock are in arrears, the holders of Series B preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series B preferred stock.

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of Series A Cumulative Convertible preferred stock, $.001 par value (“Series A preferred stock”), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A preferred stock were converted to 93,750 shares of common stock. Annual dividends on the Series A preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for three quarters are in arrears in the amount of $61,200. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series A preferred stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of common stock. The conversion price for the Series A preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series A preferred stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series A preferred stock. The Company disputes the claim of such holders of Series A preferred stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series A preferred stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a substantially greater number of shares of common stock upon conversion of the Series A preferred stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series A preferred stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A preferred stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A preferred stock. Since two or more quarterly dividends payable on the Series A preferred stock are in arrears, the holders of Series A preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series A preferred stock.

In December 1997, the Company sold 250,000 shares of common stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the “Debentures”) with Renaissance. The proceeds from the private placement were used to repay the Company’s line of credit with another financial institution, to make the January 1998 equity investment in Dexterity, and for working capital purposes. The Debentures are secured by substantially all of the assets of the Company and require monthly payments of interest and also require monthly principal payments, which commenced in December 2000 of $10 per $1000 of the then remaining principal amount. The remaining principal balance will mature in December 2004. In March 2000, the Debentures were modified to provide that the interest payable between February 1, 2000 through January 31, 2001 shall be paid in shares of common stock, valued at $1.00 per share. Upon modification, 270,000 shares of common stock valued at $270,000 were issued in advance of interest due through January 31, 2001.

The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1;

and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. As discussed in Note 1, the delisting of the Company’s common stock in October 2000 also creates an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 is classified as a current liability as of September 30, 2002. The Company is not current on its interest and principal repayment obligations and currently does not have, nor does it believe it could obtain, sufficient resources to fund such amount.

The holders of the Debentures have the option to convert, at any time, all or a portion of the Debentures into shares of common stock at an initial price of $1.00 per share of common stock. The conversion price is subject to downward revision if the Company sells shares of its common stock, or securities convertible into common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 2,632,563 shares of common stock; however, since the conversion price is subject to downward adjustment as described above, and there is no minimum conversion price, the maximum number of shares of common stock which may be issued pursuant to the Debentures is undeterminable. The holders of the Debentures claim that the conversion price of the Debentures requires a downward adjustment to $.02 as a result of the shares of common stock issued by the Company in settlement of the Andrieni lawsuit settled in 2001. The Company disputes the claim of the Debenture holders and believes the conversion price should remain at $1.00. However, there can be no assurance that the Debenture holders will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required, upon conversion of the Debentures, to issue approximately fifty times the number of shares that would be issuable at a $1.00 conversion price. Any issuance of shares of common stock upon the conversion of the preferred stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of common stock issuable upon the conversion of preferred stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company’s stockholders rights will be diluted. Such uncertainty creates downward pressure on the public market price of the Company’s common stock. In the event such holders convert their Debentures or shares of preferred stock, as applicable, and sell a large number of shares of common stock into the public market over a short time, the market price for the common stock could decline. Such a decline may make future equity financing more difficult for the Company to obtain on an acceptable basis, if at all. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of common stock from the NASDAQ SmallCap Market and certain “change of control” provisions, as defined in the Debentures, as they relate to the Company. As the common stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder now has the option to exercise these redemption rights. The Company may redeem the Debentures at its option, subject to certain share price and market activity levels being obtained. The Company’s right of redemption is subject to the holder’s prior right of conversion of the Debenture.

For the nine month period ended September 30, 2002, operating activities consumed net cash of $3,198. There were no cash flows related to investment and financing activities.

The Company does not believe its revenues and other sources of liquidity will provide adequate funding for its current capital requirements. The Company is presently in negotiations to make arrangements to restructure certain obligations including the Debentures, line of credit and Royalty obligation. However, there can be no assurance that the Company will be able to restructure these obligations. IF THE RESTRUCTURING IS NOT SUCCESSFUL WE WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

Results of Operations

On September 11, 2002, the Company entered into an agreement with United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, which could ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement are as follows:

1.	The Company represents and warrants it is in the process of negotiating the sale of the Dexterity® Protractor® product line. Furthermore, the Company expects a definitive agreement to sell that asset will be reached by approximately November 15, 2002 and that the sale will be completed by March 15, 2003.

2.	Within seven (7) days of the closing of the sale, the Company will pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the company’s books and records. Cost of litigation settlement of $287,000 was recorded in September 2002.

3.	Should the sale of the Protractor® line not take place, U.S. Surgical may enforce a Stipulated Judgment for $2,500,000 in favor of U.S. Surgical as filed by both parties on September 30, 2002.

4.	However, should the sale close, U.S. Surgical has executed a satisfaction of judgment which will be filed on the ninety-first day after payment of $800,000 upon closing.

If and when the sale of the Protractor® line closes, the Company will owe approximately $ 325,000 in contingent legal fees.

Although the Company is pursuing the sale of the Protractor® line (which accounted for 72% of net sales in the third quarter and 56% of net sales for the nine months), two significant approvals must be obtained prior to the sale being consummated: 1) the sale will require shareholder approval through the formal proxy process and a special shareholders meeting and 2) two secured creditors, who are owed amounts of $ 2,632,563 and $ 645,995 at September 30, 2002, must agree to both the sale and an agreement on settlement of the Company’s debt. Accordingly, because of the significance of the above conditions, the Protractor® line has not been classified as available for sale at September 30, 2002.

For the three months ended September 30, 2002, the Company reported a loss from operations of $614,000, as compared with a loss from operations of $699,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the Company reported a loss from operations of $1,444,000 versus a loss from operations of $1,464,000 for the comparable period of 2001.

Net sales decreased 6% in the third quarter 2002 and 59% in the first nine months of 2002 as compared with the same periods in 2001. Net sales were $937,000 for the third quarter of 2002 and $996,000 for the third quarter of 2001. Net sales for the first nine months of 2002 and 2001 were $1,395,000 and $3,423,000 respectively. These declines were due primarily to the amended WCS agreement, which calls for lower minimum purchase requirements but extends the contract until December 31, 2003.

Gross profit from net sales in the third quarter was $601,000 in 2002 versus $151,000 in 2001. The corresponding gross profit margins increased to 64% in 2002 from 15% in 2001. For the nine months ended September 30, gross profit was $804,000 or 58% in 2002 and $1,443,000 or 42% in 2001. The improvement in gross profit margins was primarily due to increases to the reserve for inventory obsolesces of $ 325,000 for the three months ended September 30, 2001 and $375,000 for the nine months ended on September 30, 2001; and a greater percentage of higher margin proprietary products were included in the mix of products sold in 2002.

For the third quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company’s infrastructure, decreased 34% to $233,000 in 2002 from $352,000 in 2001. For the first nine months of 2002, these expenses decreased 47% to $745,000 from $1,408,000. The decline in these expenses was primarily due to cost cutting actions taken by the Company in response to the cancellation of the GSI agreement. The Company continues to strive to reduce fixed costs whenever possible.

Depreciation and amortization expense decreased 51% to $244,000 for the third quarter of 2002 from $499,000 for the third quarter of 2001. For the nine month periods, depreciation and amortization expenses declined 49% from $1,499,000 in 2001 to $766,000 in 2002. These declines are due to a much smaller licensed technology asset base.

Interest expense was $341,000 for the quarter ended September 30, 2002 and $369,000 for the comparable 2001 quarter, a decrease of 8%. For the nine month period, interest expense was $1,058,000 in 2002 and $1,138,000 in 2001, a decrease of 7%. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit, and interest on the note payable due to the former stockholders of Dexterity.

An other than temporary impairment charge of $ 451,000 was taken in the third quarter 2002 on the investment in Ana-Tech as Ana-Tech filed for protection under the United States bankruptcy laws.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 11, 2002, the Company entered into an agreement with United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, which could ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement are as follows:

1.	The Company represents and warrants it is in the process of negotiating the sale of the Dexterity® Protractor® product line. Furthermore, the Company expects a definitive agreement to sell that asset will be reached by approximately November 15, 2002 and that the sale will be completed by March 15, 2003.

2.	Within seven (7) days of the closing of the sale, the Company will pay U.S. Surgical $ 800,000 in full settlement of the $ 2,500,000 trade accounts payable to U.S. Surgical currently recorded on the company’s books and records. Cost of litigation settlement of $ 287,000 was recorded in September 2002.

3.	Should the sale of the Protractor® line not take place, U.S. Surgical may enforce a Stipulated Judgment for $ 2,500,000 in favor of U.S. Surgical as filed by both parties on September 30, 2002.

4.	However, should the sale close, U.S. Surgical has executed a satisfaction of judgment which will be filed on the ninety-first day after payment of $ 800,000 upon closing.

If and when the sale of the Protractor® line closes, the Company will owe approximately $ 325,000 in contingent legal fees.

Although the Company is pursuing the sale of the Protractor® line (which accounted for 72% of net sales in the third quarter and 56% of net sales for the nine months), two significant approvals must be obtained prior to the sale being consummated: 1) the sale will require shareholder approval through the formal proxy process and a special shareholders meeting and 2) two secured creditors, who are owed amounts of $ 2,632,563 and $ 645,995 at September 30, 2002, must agree to both the sale and an agreement on settlement of the Company’s debt. Accordingly, because of the significance of the above conditions, the Protractor® line has not been classified as available for sale at September 30, 2002.

By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed that the Company had underpaid royalties owed him on the Company’s products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. Accordingly, as a compromise, a contingent note payable was issued in May of 2002 by the Company to Mr. Rambo in the amount of $116,421. This note is payable only upon the occurrence of any one of certain events, including sale of the Company and sale of any of the Company’s major product lines. Also, in May 2002, the Company entered into a new manufacturing agreement with MCT.

On April 29, 2002, Surgical Visions I, Inc. and various individuals, including K.C. Fadem, a former director of the Company, filed a lawsuit in the 166th Judicial District Court in Bexar County, Texas, against Teleflex, Incorporated and certain of the Company’s officers and directors alleging, among other things, conspiracy to defraud minority shareholders, breach of fiduciary duty, falsification of corporate minutes, issuance of false and misleading public filings and press releases, and bribery. The plaintiffs are seeking unspecified compensatory damages. The Company believes this lawsuit is without merit and intends to vigorously defend it’s Officers and Directors.

The Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party, including the cases described above, would have a material adverse effect on the Company’s financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company’s results of operations for the interim period in which such resolution occurred.

Item 2. Changes in Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 3. Defaults Upon Senior Securities

The Company’s convertible Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. As discussed in Note 1 of the consolidated financial statements, the delisting of the Company’s common stock in October 2000 also creates an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 is classified as a current liability as of September 30, 2002. The Company is not current on its interest and principal repayment obligations and currently does not have, nor does it believe it could obtain, sufficient resources to fund these amounts.

The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company is pledged as a collateral. At September 30, 2002, the outstanding balance due in such a line of credit was $646,000 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed above) triggered the cross-default clause in the line of credit agreement. Therefore, the lender has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex Incorporated, a major shareholder in the Company, purchased this instrument from the previous lender. Teleflex Incorporated and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 1.5% continues to accrue until negotiations are completed.

The Company is currently in default in the payment of principal and interest in the aggregate amount of $1,090,000 under the Notes due October 18, 2001 issued in the Dexterity Merger and does not have the available resources to pay the guaranteed minimum royalty related to the Dexterity Merger. As of September 30, 2002, such minimum royalty in arrears was $2,616,000. The Company currently does not have sufficient resources to fund these amounts.

Item 4. Submission of Matters to a Vote of Security Holders — Not Applicable

Item 5. Other Information — Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits-Not Applicable

(b)	Reports on Form 8-K — Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXTERITY SURGICAL, INC. (Registrant)

Dated: November 12, 2002	By	/s/ RICHARD A. WOODFIELD

Richard A. Woodfield President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2002	By	/s/ RANDALL K. BOATRIGHT

Randall K. Boatright Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Richard A. Woodfield, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Dexterity Surgical, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By	/s/ RICHARD A. WOODFIELD

Richard A. Woodfield President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Randall K. Boatright, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Dexterity Surgical, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By	/s/ RANDALL K. BOATRIGHT

Randall K. Boatright Executive Vice President and Chief Financial Officer (Principal Accounting Officer)