Form 10KSB
period 2002-12-31
DEXTERITY SURGICAL INC
filed 2003-03-28
CIK 860131

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

            (MARK ONE)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         Commission file number 0-20532

                            DEXTERITY SURGICAL, INC.
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                     74-2559866
   (State or other jurisdiction of                    (I.R.S. Employee
   incorporation or organization)                    Identification No.)

     12961 PARK CENTRAL, SUITE 1300
          SAN ANTONIO, TEXAS                               78216
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

         Issuer's telephone number, including area code: (210) 495-8787

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

      CHECK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO____.

      CHECK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB |X|

      ISSUER'S REVENUES FOR FISCAL YEAR ENDED DECEMBER 31, 2002: $2,060,000.

      AT MARCH 14, 2003 (BASED UPON THE LAST REPORTED SALES PRICE OF $.003 PER SHARE), THE AGGREGATE MARKET VALUE OF THE COMMON STOCK, $.001 PAR VALUE, OF THE ISSUER HELD BY NON-AFFILIATES WAS APPROXIMATELY $27,319.

      AT MARCH 14, 2003, THERE WERE OUTSTANDING 12,121,492 SHARES OF COMMON STOCK, $.001 PAR VALUE, OF THE ISSUER.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      Certain statements contained in this Form 10-KSB, including but not limited to statements made in this Item 1, "Description of Business" and those made in Item 6, "Management's Discussion and Analysis or Plan of Operation," are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical fact included in this Item 1 regarding Dexterity Surgical, Inc. and its subsidiary's and affiliates' (collectively, the "Company") financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or the Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the Company's ability to raise capital, the Company's dependence on its sole manufacturer and sole distributor, the Company's ability to distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, technological change, changes in industry practices, one-time events and other factors described herein, and in the Company's annual, quarterly and other reports filed with the SEC (collectively, "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

      In this Annual Report on Form 10-KSB, the "Company," "we," "our," or "us" refers to Dexterity Surgical, Inc. and its wholly owned subsidiaries.

CURRENT FINANCIAL CONDITION

      On February 17, 2003, we announced the execution of a letter of intent with Davol, Inc. ("Davol"), whereby Davol has agreed to purchase substantially all assets of the Company relating to the Protractor line in consideration for cash of $7 million. Any transaction with Davol will be subject to numerous conditions to closing, including approval of the stockholders and creditors of the Company, completed due diligence by Davol to its satisfaction, approval of the Board of Directors of Davol, execution and delivery of a definitive purchase and sale agreement satisfactory to the Company and Davol, termination of the distribution rights relating to the Protractor line and the restructure of certain intellectual property rights relating to the Protractor line and other conditions.

      On September 11, 2002, the Company entered into an agreement with United States Surgical Corporation ("U.S. Surgical"), a division of Tyco Healthcare Group LP, which could ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement are as follows:

      - The Company represents and warrants it is in the process of negotiating the sale of the Dexterity Protractor(R) product line.

      - Within seven (7) days of the closing of the sale, the Company will pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company's books and records. The $800,000 payment is due on or before April 20, 2003, and, in the event such payment is not made by the deadline, U.S. Surgical would be entitled to enforce its judgement against us. We intend to request an extension of the payment deadline; however, there can be no assurance that U.S. Surgical will grant us an extension. A cost of litigation settlement of $287,000 was recorded in September 2002.

      - Should the sale of the Protractor(R) line not take place, U.S. Surgical may enforce a Stipulated Judgment foR $2,500,000 in favor of U.S. Surgical as filed by both parties on September 30, 2002.

      - However, should the sale close, U.S. Surgical has executed a satisfaction of judgment which will be filed on the ninety-first day after payment of $800,000 upon closing.

      If and when the sale of the Protractor line closes, the Company expects to owe approximately $325,000 to $700,000 in additional legal and closing costs.

      Although the Company is pursuing the sale of the Protractor line (which accounted for 67% of net sales in 2002 and 50% of net sales in 2001), two significant approvals must be obtained prior to the sale being consummated: (1) the sale will require shareholder approval through the formal proxy process and a special shareholders meeting and (2) two secured creditors, who were owed amounts of $2,632,563 and $645,995 as of December 31, 2002, must agree to both the sale and an agreement on settlement of the Company's debt. Accordingly, because of the significance of the above conditions, the Protractor line has not been classified as available for sale at December 31, 2002.

      Virtually all debts and obligations of the Company are in default. The Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures and has not made required monthly principal and interest payments during 2002 because it lacked the funds to do so. Also, certain redemption rights of the holder of its convertible debentures were triggered by the delisting of the Company's common stock from the NASDAQ SmallCap Market. Therefore, the Company is in default under the debentures and the holder has demanded immediate repayment of the entire amount outstanding, which was $2,632,563 at December 31, 2002. This default, in turn, invoked the cross-default clause in the Company's line of credit agreement, under which $645,995 was outstanding at December 31, 2002. Further, the Company is in default on the $1,000,000 Notes due on October 18, 2001 and does not have the available resources to pay the guaranteed minimum royalty to the former stockholders of Dexterity Incorporated. The Company currently does not have sufficient resources to fund such amounts. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. IF THE RESTRUCTURING IS NOT SUCCESSFUL WE WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

GENERAL

      We are engaged in the distribution of instruments, equipment and surgical supplies used in a hand-assisted laparoscopic surgery ("HALS") through an exclusive distribution agreement with Weck Closure Systems, LLC ("WCS").

      HALS is a hybrid between open and laparoscopic surgery during which the surgeon inserts one hand into the abdominal cavity during laparoscopic surgery. By having his or her hand in the abdomen when performing laparoscopic surgery, the surgeon has tactile feedback, rapid finger dissection, enhanced retraction capabilities and simplified homeostasis.

      The Pneumo Sleeve is a device that allows the surgeon to insert one hand into the abdominal cavity while preserving pneumoperitoneum(1) during laparoscopic surgery. This enabling technology is expected to greatly increase the number of advanced minimal access surgeries as well as the number of surgeons who perform these procedures. In addition to being used with the Dexterity Pneumo Sleeve, the Dexterity Protractor is used as a stand-alone product for open surgery, providing atraumatic retraction and wound protection.

------------
(1) the presence of air or gas in the preperitoneal space that may occur spontaneously or be deliberately introduced as an aid to radiological examination and diagnosis.

      We acquired Dexterity Incorporated, a Delaware corporation ("Dexterity"), in March 1999. Dexterity was located in the Philadelphia, Pennsylvania metropolitan area and had the exclusive rights of the Pneumo Sleeve and Protractor proprietary instruments, equipments and supplies used in HALS. Effective with such acquisition, we changed our name from LifeQuest Medical, Inc. to Dexterity Surgical, Inc.

      We were incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, we completed our initial public offering of common stock, which is currently traded on the OTC Bulletin Board. Our executive offices are located at 12961 Park Central, Suite 1300, San Antonio, Texas 78216, and our telephone number is (210) 495-8787.

RECENT DEVELOPMENTS

      On February 17, 2003, we announced the execution of a letter of intent with Davol, whereby Davol has agreed to purchase substantially all assets of the Company relating to the Protractor line in consideration for cash of $7 million. Any transaction with Davol will be subject to numerous conditions to closing, including approval of the stockholders and creditors of the Company, completed due diligence by Davol to its satisfaction, approval of the Board of Directors of Davol, execution and delivery of a definitive purchase and sale agreement satisfactory to the Company and Davol, termination of the distribution rights relating to the Protractor line and the restructure of certain intellectual property rights relating to the Protractor line and other conditions.

      On September 11, 2002, the Company entered into an agreement with United States Surgical Corporation ("U.S. Surgical"), a division of Tyco Healthcare Group LP, which could ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement are as follows:

      - The Company represents and warrants it is in the process of negotiating the sale of the Dexterity Protractor(R) product line.

      - Within seven (7) days of the closing of the sale, the Company will pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company's books and records. The $800,000 payment is due on or before April 20, 2003, and, in the event such payment is not made by the deadline, U.S. Surgical would be entitled to enforce its judgement against us. We intend to request an extension of the payment deadline; however, there can be no assurance that U.S. Surgical will grant us an extension. A cost of litigation settlement of $287,000 was recorded in September 2002.

      - Should the sale of the Protractor(R) line not take place, U.S. Surgical may enforce a Stipulated Judgment for $ 2,500,000 in favor of U.S. Surgical as filed by both parties on September 30, 2002.

      - However, should the sale close, U.S. Surgical has executed a satisfaction of judgment which will be filed on the ninety-first day after payment of $800,000 upon closing.

      If and when the sale of the Protractor line closes, the Company expects to owe approximately $325,000 to $700,000 in additional legal and closing costs.

      On September 29, 2000, we signed an exclusive agreement, effective July 1, 2000, under which Weck Closure Systems (WCS) distributes the Dexterity Pneumo Sleeve and the Dexterity Protractor in the United States. The agreement also covers international distribution. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company combined elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. In June 2001, the Company and WCS amended the agreement, which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continued its exclusive right to distribute the Dexterity Protractor; however, WCS will distribute the Dexterity Pneumo Sleeve on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003. The WCS agreement may be renewed for one year periods upon such terms as the parties may mutually agree.

DEXTERITY ACQUISITION

      In January 1998, the Company acquired approximately 20% of the common stock of Dexterity, which was a business development subsidiary of Teleflex, Inc. In March 1999, the Company acquired the remaining capital stock of Dexterity by merging Dexterity into the Company (the "Dexterity Merger"), pursuant to a Plan of Merger and Acquisition Agreement between the Company and Dexterity (the "Dexterity Agreement"). Under the terms of the Dexterity Agreement, which was approved by the stockholders of the Company March 18, 1999, the Dexterity stockholders, other than the Company (the "Former Dexterity Stockholders"), received an aggregate of:

      -     $1,500,000 cash;

      - 3,000,000 shares of common stock, $.001 par value ("Common Stock"), of the Company;

      - warrants to purchase an aggregate of 1,500,000 shares of Common Stock, at an exercise price per share of $2.00 (the "Warrants");

      -     promissory notes in the aggregate amount of $1,000,000 (the
            "Notes"); and

      - a royalty for seven years in an amount equal to 15% of all sales of Dexterity products (the "Royalty") pursuant to a royalty agreement (the "Royalty Agreement") among the Company and the Former Dexterity Stockholders. The Royalty is subject to minimum annual payments which aggregate, over the seven years of the Royalty Agreement, approximately $9,695,095.

      We determined the fair market value of the above consideration to be approximately $16,000,000. We launched distribution of Dexterity's primary products, the Dexterity Pneumo Sleeve and Dexterity Protractor, in March 1998. Simultaneous with the effectiveness of the Dexterity Merger, we changed our name from LifeQuest Medical, Inc. to Dexterity Surgical, Inc.

      As described above, on February 17, 2003, we announced the execution of a letter of intent with Davol, whereby Davol has agreed to purchase substantially all assets of the Company relating to the Protractor line in consideration for cash of $7 million.

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

      The primary trend in the industry is toward cost containment. Payors and managed care organizations have been able to exercise greater influence through managed treatment and hospitalization patterns, including a shift from reimbursement on a retrospective basis to prospective limits for patient treatment. Hospitals have been severely impacted by the resulting cost restraints and are competing for business and becoming more sophisticated in management and marketing. The increasing use of managed care, centralized purchasing decisions, consolidations among hospitals and hospital groups, and integration of health care providers, are continuing to affect purchasing patterns in the health care system. Purchasing decisions are often shared by a coalition of surgeons, nursing staff, and hospital administrators, with purchasing decisions taking into account whether a product reduces the cost of treatment and/or attracts additional patients to a hospital. All of these factors, along with competition, have contributed to continuing reductions in prices for our products and, in the near term, to slower acceptance of more advanced surgical procedures in which our products are used, given hospital and surgeon concerns as to the costs of training and reimbursement by payors. In addition, the primary care physician is expected to exercise significant influence on referrals of patients for surgical procedures under managed care.

      We could potentially benefit from this focus on cost containment and on managed care. Both minimally invasive surgery, or MIS and HALS decrease operating room time, including anesthesia and patient recovery time, and is highly cost effective. Doctors, patients, employers and payors all value decreased patient recovery time. This could lead to potential increases in volume as minimally invasive procedures are selected over alternative techniques. However, an undue focus on discrete costs or similar limits which fail to consider the overall value of these advanced procedures could adversely impact us. Some hospitals may also lose per night revenues through reduced post-operative care requirements as to procedures performed by MIS and HALS, which could influence their analysis of acceptance of newer procedures. We are adapting to this environment by promoting the cost effectiveness of our products, by striving to efficiently produce and/or distribute the highest quality products at the lowest cost, and by assisting hospitals and payors in achieving meaningful cost reductions for the health care system while retaining the quality of care permitted by our products.

      MIS refers to surgical procedures which can be accomplished without a major incision or other traumatization to the patient, in some cases without general anesthesia. Endoscopy is one of the most important minimally invasive surgical techniques. In addition to decreasing patient trauma or frequently avoiding general anesthesia, endoscopy can substantially reduce or eliminate postoperative hospitalization, thereby decreasing overall costs. We believe that the current pressures for medical cost containment could result in greater utilization of cost-effective, less invasive procedures. There can be no assurance, however, that greater utilization of such procedures will result, or, if greater utilization of such procedures does result, that we will benefit.

      The availability of innovative medical technologies, patient demand and the motivation of physicians and payors are among the driving forces behind the movement toward, and the wide acceptance of, minimally invasive surgical procedures. We believe that these minimally invasive techniques are desired because they benefit all significant participants in the healthcare system: the patient experiences less pain and trauma and enjoys a more rapid recovery; surgeons and hospitals or other surgical centers that adopt these techniques enhance their practices and reputations; and the healthcare payor incurs lower overall costs. We believe that the growing acceptance of minimally invasive surgical procedures is changing the standards of practice over a wide range of surgical specialties and that this trend should create significant business opportunities for manufacturers of minimally invasive surgical products.

DISTRIBUTION

      We market our proprietary products to hospitals, purchasing groups and surgeons through WCS as its sole distributor. We distribute MIS products of other companies through independent contractors.

COMPETITION

      The primary market in which we compete is the HALS instrument market. This market is highly competitive and in the current healthcare environment, in which cost containment has become a significant factor in purchasing decisions by hospitals. We compete in the HALS market with Applied Medical, Smith & Nephew and Ethicon Endo-Surgery ("Ethicon"), a Johnson & Johnson company. The HALS market also competes with the MIS market. The MIS market is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. The United States Surgical Corporation ("U.S. Surgical") is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that have led to the growth of the industry. U.S. Surgical supplies a broad line of products to the MIS industry, including products that facilitate access, assessment and treatment. Ethicon has made a major investment in the MIS field in recent years and is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from us to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

      We believe that the primary competitive factors affecting our business are the safety and effectiveness of the products offered, ease of product use, product reliability, price, physician familiarity with the manufacturer and its products, distribution channels, third party reimbursement policies and the timing of market introduction of our competitors' products.

      All of our competitors and potential competitors have substantially greater resources, including easier access to capital, research and development personnel, extensive manufacturing and marketing capabilities, broad and well established product lines as well as ancillary services, such as training programs. Some of our competitors have long-term or preferential supply arrangements with certain hospitals. Such arrangements may prevent us from obtaining access to such hospitals. In addition, it is possible that other large healthcare companies may enter the MIS device market in the future. Competing companies may succeed in developing products that are more efficacious or less costly than any that may be developed or distributed by us and such companies also may be more successful than the Company in production and marketing. Rapid technological development by others may result in our products becoming obsolete before we recover a significant portion of the development and commercialization expenses incurred with respect to those products.

      The impact of competition will likely have a continuing effect on sales volumes and on the prices we charge. We face a formidable task in successfully gaining significant revenues within the MIS market. In order to succeed, management believes that the Company will need to objectively demonstrate substantial product benefits, and its sales effort must be able to present effectively such benefits to both clinicians and health care administrators as well as third party payers.

      There can be no assurance that we will be able to successfully compete in the MIS market, and failure to do so would have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON WCS AND MCT

      Because we have no sales, marketing, distribution or manufacturing capabilities, we will depend on third parties to successfully perform these functions on our behalf. We rely completely on Weck Closure Systems or WCS for our sales, marketing and distribution of our products. WCS is a subsidiary of our largest shareholder. WCS currently sells products that are similar to and competitive with our products and may develop and commercialize, either alone or with others, other products that are similar to or competitive with the products we sell. Our agreement with WCS is subject to termination under various circumstances, including, in many cases, on short notice. If WCS terminated our distribution agreement, we would have difficulty arranging for another third party to distribute our products and our business and financial condition would be materially impaired.

      We currently rely upon Medical Creative Technologies, Inc., or MCT, to manufacture our products. MCT and the Company each own certain patents covering our proprietary products and share ownership of other patents covering these products. MCT has granted the Company an exclusive license to the patents it holds covering the Company's proprietary products. In May 2002, we entered into a manufacturing agreement with MCT that expires in May of 2003. If this agreement is terminated or is not renewed, we believe other companies could manufacture our products. However, the transition from MCT to another manufacturer could cause delays in shipments of our products and may reduce our revenues. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to market our products. Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

DEPENDENCE ON KEY PERSONNEL

      The success of the Company will be largely dependent on the efforts of Richard A. Woodfield, President and Chief Executive Officer of the Company, and Randall K. Boatright, Executive Vice President, Chief Financial Officer and Secretary of the Company. The Company has entered into employment agreements with each of Mr. Boatright and Mr. Woodfield. The Company does not maintain key man life insurance on either Mr. Boatright or

Mr. Woodfield. The loss of the services of one or more key employees could have an adverse effect on the Company.

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

      The primary trend in the industry is toward consolidation and cost containment. Third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, have been able to exercise greater influence through managed treatment and hospitalization patterns, including a shift from reimbursement on a cost basis to per capita limits for patient treatment. Hospitals have been severely impacted by the resulting cost restraints. The increasing use of managed care, centralized purchasing decisions through group purchasing organizations, consolidations among hospitals and hospital groups, and integration of health care providers are continuing to affect purchasing patterns in the health care system. Purchasing decisions are often shared by a coalition of surgeons, nursing staff, and hospital administrators, with purchasing decisions taking into account whether a product reduces the cost of treatment and/or attracts additional patients to a hospital. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures. All of these factors have contributed to reduction in the volume growth of hospital purchasing and, in the near term, slower acceptance of more advanced surgical procedures in which our products are used, given hospital and surgeon concerns as to the costs of training and reimbursement by payors. There can be no assurance that the Company will not continue to be adversely affected by these matters. There can be no assurance as to the impact of cost containment on the Company's future operations.

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

ADDITIONAL BUSINESS RISKS

      HISTORY OF LOSSES; PROFITABILITY UNCERTAIN. The Company has experienced operating losses since its inception on January 1, 1989. At December 31, 2002, the Company had an accumulated deficit of approximately $47.9 million, including losses applicable to common stockholders of $3.4 million and $16 million in 2002 and 2001, respectively. Prior to 1996, the Company was a development stage company focused primarily on obtaining FDA approval of two medical devices. However, the Company determined not to initiate any further work on obtaining FDA approval of the devices and in 1998, sold its rights to such devices for a cash payment and a royalty on all future sales of such devices. The Company generated revenues of approximately $2.1 million during the year ended December 31, 2002.

      There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

      FUTURE ADDITIONAL CAPITAL REQUIREMENTS. On February 17, 2003, we announced the execution of a letter of intent with Davol, whereby Davol has agreed to purchase substantially all assets of the Company relating to the Protractor line in consideration for cash of $7 million. Any transaction with Davol will be subject to numerous conditions to closing, including approval of the stockholders and creditors of the Company, completed due diligence by Davol to its satisfaction, approval of the Board of Directors of Davol, execution and delivery of a definitive purchase and sale agreement satisfactory to the Company and Davol, termination of the distribution rights relating to the Protractor line and the restructure of certain intellectual property rights relating to the Protractor line and other conditions.

      Although the Company is pursuing the sale of the Protractor line (which accounted for 67% of net sales in 2002 and 50% of net sales in 2001), two significant approvals must be obtained prior to the sale being consummated: (1) the sale will require shareholder approval through the formal proxy process and a special shareholders meeting and (2) two secured creditors, who were owed amounts of $2,632,563 and $645,995 as of December 31, 2002, must agree to both the sale and an agreement on settlement of the Company's debt. Accordingly, because of the significance of the above conditions, the Protractor line has not been classified as available for sale at December 31, 2002.

      Virtually all debts and obligations of the Company are in default. The Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures and has not made required monthly principal and interest payments during 2002 because it lacked the funds to do so. Also, certain redemption rights of the holder of its convertible debentures were triggered by the delisting of the Company's common stock from the NASDAQ SmallCap Market. Therefore, the Company is in default under the debentures and the holder has demanded immediate repayment of the entire amount outstanding, which was $2,632,563 at December 31, 2002. This default, in turn, invoked the cross-default clause in the Company's line of credit agreement, under which $645,995 was outstanding at December 31, 2002. Further, the Company is in default on the $1,000,000 Notes due on October 18, 2001 and does not have the available resources to pay the guaranteed minimum royalty to the former stockholders of Dexterity Incorporated. The Company currently does not have sufficient resources to fund such amounts. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. IF THE RESTRUCTURING IS NOT SUCCESSFUL WE WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

      BECAUSE WE HAVE NO SALES, MARKETING, DISTRIBUTION OR MANUFACTURING CAPABILITIES, WE WILL DEPEND ON THIRD PARTIES TO SUCCESSFULLY PERFORM THESE FUNCTIONS ON OUR BEHALF. WE HAVE NO SALES, MARKETING, DISTRIBUTION OR MANUFACTURING CAPABILITIES. We rely completely on WCS Closure Systems for our sales, marketing and distribution of our products. WCS is a subsidiary of our largest shareholder. WCS currently sells products that are similar to and competitive with our products and may develop and commercialize, either alone or with others, other products that are similar to or competitive with the products we sell. Our agreement with WCS is subject to termination under various circumstances, including, in many cases, on short notice. If WCS terminated our distribution agreement, we would have difficulty arranging for another third party to distribute our products and our business and financial condition would be materially impaired.

      We currently rely upon MCT to manufacture our products. MCT and the Company equally own the patent covering our products. In May 2002, we entered into a manufacturing agreement with MCT that expires in May of 2003. If this agreeement is terminated or is not renewed, the Company believes other companies could manufacture its products. However, the transition from MCT to another manufacturer could cause delays in shipments of our products and may reduce our revenues. If we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to market our products. Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

      PRIVATE PLACEMENTS. Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible preferred stock, $.001 par value ("Series C preferred stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for four quarters are in arrears in the aggregate amount of $32,000. The Series C preferred stock is currently convertible into shares of common stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of common stock. The conversion price for the Series C preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.00. The holders of Series C preferred stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66 2/3% of the Series C preferred stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C preferred stock. Since two or more quarterly dividends payable on the Series C preferred stock are in arrears, the holders of the Series C preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors.

         Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible preferred stock, $.001 par value ("Series B preferred stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for four quarters are in arrears in the aggregate amount of $82,000. The Series B preferred stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of common stock. The conversion price for the Series B preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series B preferred stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series B preferred stock. The Company disputes the claim of such holders of Series B preferred stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series B preferred stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of common stock upon conversion of the Series B preferred stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series B preferred stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66 2/3% of the Series B preferred stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B preferred stock. Since two or more quarterly dividends payable on the series B preferred stock are in arrears, the holders of Series B preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors.

      In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of Series A Cumulative Convertible preferred stock, $.001 par value ("Series A preferred stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A preferred stock were converted to 93,750 shares of common stock. Annual dividends on the Series A preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for four quarters are in arrears in the amount of $81,600. The Series A preferred stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of common stock. The conversion price for the Series A preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series A preferred stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series A preferred stock. The Company disputes the claim of such holders of Series A preferred stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series A preferred stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of common stock upon conversion of the Series A preferred stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series A preferred stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66 2/3% of the Series A preferred stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A preferred stock. Since two or more quarterly dividends payable on the Series A preferred stock are in arrears, the holders of Series A preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors.

      In December 1997, the Company sold 250,000 shares of common stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% Convertible Debentures (the "Debentures") with Renaissance. The Debentures are secured by substantially all of the assets of the Company. In March 2000, the Debentures were modified to provide that the interest payable between February 1, 2000 through January 31, 2001 shall be paid in shares of common stock, valued at $1.00 per share. Upon modification, 270,000 shares of common stock valued at $270,000 were issued in advance of interest due through January 31, 2001. The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least ..68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. The delisting of the Company's common stock in October 2000 also created an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 has been classified as a current liability as of December 31, 2002. The Company currently does not have, nor does it believe it could obtain, sufficient resources to fund such amount.

      The holders of the Debentures have the option to convert, at any time, all or a portion of the Debentures into shares of common stock at an initial price of $1.00 per share of common stock. The conversion price is subject to downward revision if the Company sells shares of its common stock, or securities convertible into common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 2,632,563 shares of common stock; however, since the conversion price is subject to downward adjustment and there is no minimum conversion price, the maximum number of shares of common stock which may be issued pursuant to the Debentures is undeterminable. The holders of the Debentures claim that the conversion price of the Debentures requires a downward adjustment to $.02 as a result of the shares of common stock issued by the Company in settlement of the Andrieni lawsuit in 2001. The Company disputes the claim of the Debenture holders and believes the conversion price should remain at $1.00. However, there can be no assurance that the Debenture holders will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required, upon conversion of the Debentures, to issue approximately fifty times the number of shares that would be issuable at a $1.00 conversion price. Any issuance of shares of common stock upon the conversion of the preferred stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of common stock issuable upon the conversion of preferred stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company's stockholders rights will be diluted. Such uncertainty creates downward pressure on the public market price of the Company's common stock. In the event such holders convert their Debentures or shares of preferred stock, as applicable, and sell a large number of shares of common stock into the public market over a short time, the market price for the common stock could decline. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of common stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. As the common stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder has demanded immediate repayment of the entire amount. The Company may redeem the Debentures at its option, subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

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

      SHARES ELIGIBLE FOR FUTURE SALE OR ISSUANCE. Sales of shares of Common Stock by existing stockholders under Rule 144 of the Securities Act, or through the exercise of outstanding vested options or the conversion of the Debentures or Preferred Stock, could have an adverse effect on the price of the Common Stock. At March 15, 2003, virtually all of the 12,121,492 shares of Common Stock outstanding are eligible for sale in the public market. In addition, at December 31, 2002 there were outstanding options to acquire up to approximately 1,348,600 shares of Common Stock, warrants to acquire 1,697,500 shares of Common Stock, 2,632,563 shares of Common Stock issuable upon conversion of the Debentures (subject to being increased upon any downward adjustment to the conversion price as described above under "Potential Adverse Effects of Conversion of Debentures and Preferred Stock and Exercise of Warrants"), 662,338 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 665,584 shares of Common Stock issuable upon conversion of the Series B Preferred Stock and 400,000 shares of Common Stock issuable upon conversion of Series C Preferred Stock. In the event a large number of shares are sold in the public market over a short period of time, the market price for Common Stock could decline.

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

EMPLOYEES

As of March 14, 2003, the Company employed 5 persons, of which 4 were full-time and 1 was part-time. None of the Company's employees are represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be satisfactory.

ACCESS TO COMPANY INFORMATION

         The Company electronically files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically, including the Company.

ITEM 2. DESCRIPTION OF PROPERTY


      The Company currently leases corporate headquarters in San Antonio, Texas, under a month-to-month lease. The Company's lease of office and distribution facilities in Atlanta, Georgia expired on February 28, 2002. During 2002 the Company incurred aggregate rental expense of approximately $52,000, which was net of sublease income of approximately $70,000.

ITEM 3. LEGAL PROCEEDINGS

      On February 25, 2003, Surgical Visions I, Inc. and various individuals, including K.C. Fadem, a former director of the Company, filed a lawsuit against the Company, Teleflex, Incorporated and certain of the Company's officers and directors alleging, among other things, conspiracy to defraud minority shareholders, breach of fiduciary duty, falsification of corporate minutes, issuance of false and misleading public filings and press releases, and bribery. The plaintiffs are seeking unspecified compensatory damages. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

      On September 11, 2002, the Company entered into an agreement with United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, which could ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement are as follows:

1. The Company represents and warrants it is in the process of negotiating the sale of the Dexterity(R) Protractor(R) product line.

2. Within seven (7) days of the closing of the sale, the Company will pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company's books and records. The $800,000 payment is due on or before April 20, 2003, and, in the event such payment is not made by the deadline, U.S. Surgical would be entitled to enforce its judgement against us. We intend to request an extension of the payment deadline; however, there can be no assurance that U.S. Surgical will grant us an extension. A cost of litigation settlement of $287,000 was recorded in September 2002.

3. Should the sale of the Protractor(R) line not take place, U.S. Surgical may enforce a Stipulated Judgment for $2,500,000 in favor of U.S. Surgical as filed by both parties on September 30, 2002.

4. However, should the sale close, U.S. Surgical has executed a satisfaction of judgment which will be filed on the ninety-first day after payment of $800,000 upon closing.

If and when the sale of the Protractor(R) line closes, the Company expects to owe approximately $325,000 to $700,000 in additional legal and closing costs.

      Although the Company is pursuing the sale of the Protractor(R) line (which accounted for 67% of net sales in 2002 and 50% of net sales in 2001), two significant approvals must be obtained prior to the sale being consummated: 1) the sale will require shareholder approval through the formal proxy process and a special shareholders meeting and 2) two secured creditors, who are owed amounts of $2,632,563 and $645,995 at December 31, 2002, must agree to both the sale and an agreement on settlement of the Company's debt. Accordingly, because of the significance of the above conditions, the Protractor(R) line has not been classified as available for sale at December 31, 2002.

      By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed the Company had underpaid royalties owed him on the Company's products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. Accordingly, as a compromise, a contingent note payable was issued in May of 2002 by the Company to Mr. Rambo in the amount of $116,421. This note is payable only upon the occurrence of any one of certain events, including sale of the Company and sale of any of the Company's major product lines, which includes the Protractor(R)line.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock trades on the OTC Bulletin Board under the symbol "DEXT" and commenced trading in August 1992. The following table presents the range of high and low sales prices for our common stock as reported by the Nasdaq Stock Market for the periods indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

FISCAL YEAR ENDED                HIGH                LOW
-----------------               ------              ------
December 31, 2002:

Fourth Quarter                  $.0100              $.0010
Third Quarter                   $.0250              $.0080
Second Quarter                  $.0450              $.0080
First Quarter                   $.0500              $.0150

December 31, 2001:

Fourth Quarter                  $.0600              $.0100
Third Quarter                   $.1700              $.0500
Second Quarter                  $.4000              $.1562
First Quarter                   $.2031              $.1094

      On March 14, 2003, the last reported sales price of our common stock on the OTC Bulletin Board was $.003 per share. At March 7, 2003, there were approximately 184 record holders of our common stock.

      We have never declared or paid cash dividends on our common stock and do not anticipate paying dividends on our common stock at any time in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Certain statements contained in this Item 6, "Management's Discussion and Analysis or Plan of Operation," are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 6 regarding Dexterity Surgical, Inc. and its subsidiary's and affiliates' (collectively, the "Company") financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company's management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company's ability to obtain additional funding, the Company's ability to restructure its cash obligations, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, and in the Company's annual, quarterly and other reports filed with the SEC (collectively "cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

CURRENT FINANCIAL CONDITION

      On February 17, 2003, we announced the execution of a letter of intent with Davol, Inc. ("Davol"), whereby Davol has agreed to purchase substantially all assets of the Company relating to the Protractor line in consideration for cash of $7 million. Any transaction with Davol will be subject to numerous conditions to closing, including approval of the stockholders and creditors of the Company, completed due diligence by Davol to its satisfaction, approval of the Board of Directors of Davol, execution and delivery of a definitive purchase and sale agreement satisfactory to the Company and Davol, termination of the distribution rights relating to the Protractor line and the restructure of certain intellectual property rights relating to the Protractor line and other conditions.

      On September 11, 2002, we entered into an agreement with United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, which could ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement are as follows:

      - The Company represents and warrants it is in the process of negotiating the sale of the Dexterity Protractor(R) product line.

      - Within seven (7) days of the closing of the sale, the Company will pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company's books and records. The $800,000 payment is due on or before April 20, 2003, and, in the event such payment is not made by the deadline, U.S. Surgical would be entitled to enforce its judgement against us. We intend to request an extension of the payment deadline; however, there can be no assurance that U.S. Surgical will grant us an extension. A cost of litigation settlement of $287,000 was recorded in September 2002.

      - Should the sale of the Protractor(R) line not take place, U.S. Surgical may enforce a Stipulated Judgment for $2,500,000 in favor of U.S. Surgical as filed by both parties on September 30, 2002.

      - However, should the sale close, U.S. Surgical has executed a satisfaction of judgment which will be filed on the ninety-first day after payment of $800,000 upon closing.

      If and when the sale of the Protractor line closes, the Company expects to owe approximately $325,000 to $700,000 in additional legal and closing costs.

      Although the Company is pursuing the sale of the Protractor line (which accounted for 67% of net sales in 2002 and 50% of net sales in 2001), two significant approvals must be obtained prior to the sale being consummated: (1) the sale will require shareholder approval through the formal proxy process and a special shareholders meeting and (2) two secured creditors, who were owed amounts of $2,632,563 and $645,995 as of December 31, 2002, must agree to both the sale and an agreement on settlement of the Company's debt. Accordingly, because of the significance of the above conditions, the Protractor line has not been classified as available for sale at December 31, 2002.

      Virtually all debts and obligations of the Company are in default. The Company is in violation of certain affirmative financial covenant requirements associated with its convertible Debentures and has not made required monthly principal and interest payments during 2002 because it lacked the funds to do so. Also, certain redemption rights of the holder of its convertible Debentures (were triggered by the delisting of the Company's common stock from the NASDAQ SmallCap Market. Therefore, the Company is in default under the Debentures and the holder has demanded immediate repayment of the entire amount outstanding. This default, in turn, invoked the cross-default clause in the Company's line of credit agreement. Further, the Company is in default on the $1,000,000 Notes due on October 18, 2001 and does not have the available resources to pay the guaranteed minimum royalty. The Company currently does not have sufficient resources to fund such amounts. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its Debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. IF THE RESTRUCTURING IS NOT SUCCESSFUL WE WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

OVERVIEW

      From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last seven years, the Company has continued to decrease its engagement in Company sponsored research and development. As of December 31, 2002, the Company had an accumulated deficit of approximately $47,900,000. The Company will likely continue to incur losses. There can be no assurance that the Company will ever achieve profitability.

      The Company's future operating results will depend on many factors, including dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company's ability to restructure its cash obligations, demand for and acceptance of the Company's products, the level of competition in the marketplace, the ability of the Company's customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described in this Annual Report on Form 10-KSB.

      Effective October 24, 2000, following the delisting of the Company's common stock from trading on the NASDAQ SmallCap Market, the Company's common stock began trading on the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's common stock has been impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media's coverage, if any, of the Company and lower prices for the Company's securities than might otherwise prevail.

      As the Company's common stock was delisted from trading on the Nasdaq SmallCap Market and the trading price of the common stock is below $5.00 per share, trading in the common stock is subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (which are generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchase and have received the purchaser's written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock. These additional burdens could severely limit the market liquidity of the Company's common stock and the ability of stockholders to sell their shares of the Company's common stock in the secondary market.

      In January 1998, the Company acquired approximately 20% of the common stock of Dexterity Incorporated ("Dexterity"), a business development subsidiary of Teleflex, Inc. In March 1999, the Company acquired the remaining common stock of Dexterity by merging Dexterity into the Company (the "Dexterity Merger") pursuant to a Plan of Merger and Acquisition agreement between the Company and Dexterity (the "Dexterity Agreement"). Simultaneous with the effectiveness of the Dexterity Merger, the Company changed its name to Dexterity Surgical, Inc. Under the terms of the Dexterity Agreement, which was approved by the stockholders of the Company at a special meeting held March 18, 1999, the Dexterity stockholders, other than the Company, received an aggregate of:

      -     $1,500,000 cash;

      -     3,000,000 shares of common stock;

      - warrants to purchase an aggregate of 1,500,000 shares of common stock, at an exercise price per share of $2.00 (the "Warrants");

      -     promissory notes in the aggregate amount of $1,000,000 (the
            "Notes"); and

      - a royalty for seven years in an amount equal to 15% of all sales of Dexterity products (the "Royalty") pursuant to a royalty agreement (the "Royalty Agreement") among the Company and the Dexterity stockholders, other than the Company. The Royalty is subject to minimum annual payments which aggregate, over the seven years of the Royalty Agreement to approximately $9,695,095.

      The Company determined the fair market value of the above consideration to be approximately $16,000,000. The Company launched distribution of Dexterity's primary products, the Dexterity Pneumo Sleeve and Dexterity Protractor, in March 1998. The Dexterity Merger was accounted for using the purchase method of accounting.

      On September 29, 2000, we signed an exclusive agreement, effective July 1, 2000, under which Weck Closure Systems (WCS) distributes the Dexterity Pneumo Sleeve and the Dexterity Protractor in the United States. The agreement also covers international distribution, except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company combined elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities.

      In June 2001, the Company and WCS amended the agreement, which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continued its exclusive right to distribute the Dexterity Protractor; however, WCS will distribute the Dexterity Pneumo Sleeve on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003. The WCS agreement may be renewed for one year periods upon such terms as the parties may mutually agree.

      Sales to WCS and affilitates represented 67% and 77% of the Company's net sales for the year ended December 31, 2002 and 2001, respectively.

RESULTS OF OPERATIONS FOR YEAR ENDING DECEMBER 31, 2002

      For the year ended December 31, 2002, the Company reported a loss from operations of $1,090,000, as compared with a loss from operations of $13,569,000 for the year ended December 31, 2001. For the year ended December 31, 2002, the Company reported a net loss applicable to common stock of $3,369,000 or $.28 per basic and diluted share. This compares with a net loss applicable to common stock of $16,028,000 or $1.38 per basic and diluted share for the year ended December 31, 2001. The 2001 loss included a charge for impairment of intangible assets and goodwill of $11,465,000.

      Net sales decreased 51% in 2002 as compared with 2001. Net sales were $2,060,000 for 2002 and $4,166,000 for 2001. The decline in net sales was due primarily to the amended WCS agreement, which calls for lower minimum purchase requirements but extends the contract until December 31, 2003. The WCS agreement may be renewed for one year periods upon such terms as the parties may mutually agree.

      Gross profit from net sales decreased 14% to $1,194,000 in 2002 from $1,388,000 in 2001. The corresponding gross profit margins increased to 58% in 2002 from 33% in 2001. The improvement in gross profit margins was primarily due to increases to the reserve for inventory obsolescence of $780,000 in 2001 and a greater percentage of higher margin proprietary products being sold in 2002.

      In 2002, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company's infrastructure, decreased 34% to $996,000 in 2002 from $1,499,000 in 2001. The decline in these expenses was primarily due to cost cutting actions taken by the Company in response to the cancellation of the GSI agreement. The Company continues to strive to reduce fixed costs whenever possible.

      Depreciation and amortization expense decreased 50% to $1,000,000 for 2002 from $1,993,000 for 2001. The decline in depreciation and amortization expense was due to the decrease in our licensed technology asset base.

      Interest expense was $1,634,000 for the year ended December 31, 2002 and $1,517,000 for the year ended December 31, 2001. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit, and interest on the note payable due to the former stockholders of Dexterity.

      An other than temporary impairment charge of $451,000 was taken in 2002 on the investment in Ana-Tech as Ana-Tech filed for protection under the United States bankruptcy laws.

RESULTS OF OPERATIONS FOR YEAR ENDING DECEMBER 31, 2001

      In February 2000, the Company's principal supplier, GSI, terminated its distribution agreement with the Company. As background, Origin MedSystems, Inc.'s products accounted for 52% of the Company's revenues during the first quarter of 1999. However, as a result of the outcome of a patent infringement lawsuit between Origin MedSystems, Inc. and GSI in April 1999, the Company made the decision to discontinue distributing Origin MedSystems, Inc.'s products and begin distributing GSI products. Subsequent to that decision, U.S. Surgical purchased the Origin MedSystems, Inc. product line and also announced their acquisition of GSI. Then, in February 2000, GSI terminated its distribution agreement with the Company. GSI supplied products which accounted for 38% of the Company's revenue in 1999 and 50% of the Company's revenue from May 1, 1999 (the effective date of the distribution agreement) through February 2000, the termination month. In response to this unilateral action by GSI, the Company filed a lawsuit in September 2000 against U.S. Surgical and GSI. It is management's belief the fee arrangement with its legal counsel will not adversely affect the Company's cash flow as the case progresses toward resolution, as legal fees will be contingent upon the outcome of the lawsuit in favor of the Company. The Company took several additional steps in response to this action. The Company restructured its debt obligations, modified its royalty agreement to provide for partial non-cash royalty payments, reduced its general and administrative costs by converting its entire sales force form employees to independent sales representatives and eliminated additional administrative staff. In addition, certain officers of the Company agreed to restructure their compensation packages to increase short term cash flow. As described below under "Liquidity and Capital

Resources," in September 2002, we entered into an agreement with U.S. Surgical that could ultimately settle all claims and counter claims between the parties.

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

      Net sales decreased 37% in 2001 as compared with 2000. Net sales were $4,166,000 for 2001 and $6,587,000 for 2000. These declines were primarily due to the cancellation of the GSI agreement.

      Gross profit from net sales was $1,388,000 in 2001 versus $3,325,000 in 2000. The corresponding gross profit margins were 33% in 2001 and 50% in 2000. The decline in gross profit margins was primarily due to the standard distribution discount under the WCS agreement and increase to the reserve for inventory obsolescence of $780,000 during 2001.

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

      In 2001, the Company recognized impairments of approximately $10,400,000 on licensed technology rights for the Pneumo Sleeve and Protractor due to the lack of expected future cash flows, specifically the reduced minimum purchase guarantees under the WCS agreement. In the fourth quarter of 2001, the net book value of goodwill was written off as the fair value was determined to be $0 since there was no measurement method available as a result of the write-down in technology rights to the Dexterity products. An impairment charge of $751,566 was also taken in the fourth quarter on the investment in Ana-Tech as determined by the latest expected sale of ownership interests by Ana-Tech for cash to third parties.

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

LIQUIDITY AND CAPITAL RESOURCES

      On February 17, 2003, we announced the execution of a letter of intent with Davol, whereby Davol has agreed to purchase substantially all assets of the Company relating to the Protractor line in consideration for cash of $7 million. Any transaction with Davol will be subject to numerous conditions to closing, including approval of the stockholders and creditors of the Company, completed due diligence by Davol to its satisfaction, approval of the Board of Directors of Davol, execution and delivery of a definitive purchase and sale agreement satisfactory to the Company and Davol, termination of the distribution rights relating to the Protractor line and the restructure of certain intellectual property rights relating to the Protractor line and other conditions.

      On September 11, 2002, the Company entered into an agreement with U.S. Surgical, which could ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement are as follows:

      1. The Company represents and warrants it is in the process of negotiating the sale of the Dexterity Protractor product line.

      2. Within seven (7) days of the closing of the sale, the Company will pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company's books and records. The $800,000 payment is due on or before April 20, 2003, and, in the event such payment is not made by the deadline, U.S. Surgical would be entitled to enforce its judgement against us. We intend to request an extension of the payment deadline; however, there can be no assurance that U.S. Surgical will grant us an extension. A cost of litigation settlement of $287,000 was recorded in September 2002.

      3. Should the sale of the Protractor(R)line not take place, U.S. Surgical may enforce a Stipulated Judgment for $2,500,000 in favor of U.S. Surgical as filed by both parties on September 30, 2002.

      4. However, should the sale close, U.S. Surgical has executed a satisfaction of judgment, which will be filed on the ninety-first day after payment of $800,000 upon closing.

      If and when the sale of the Protractor line closes, the Company expects to owe approximately $325,000 to $700,000 in additional legal and closing costs.

      Although the Company is pursuing the sale of the Protractor line (which accounted for 67% of net sales in 2002 and 50% of net sales in 2001), two significant approvals must be obtained prior to the sale being consummated: (1) the sale will require shareholder approval through the formal proxy process and a special shareholders meeting and (2) two secured creditors, who were owed amounts of $2,632,563 and $645,995 as of December 31, 2002, must agree to both the sale and an agreement on settlement of the Company's debt. Accordingly, because of the significance of the above conditions, the Protractor line has not been classified as available for sale at December 31, 2002.

      On February 25, 2003, Surgical Visions I, Inc. and various individuals, including K.C. Fadem, a former director of the Company, filed a lawsuit against the Company, Teleflex, Incorporated and certain of the Company's officers and directors alleging, among other things, conspiracy to defraud minority shareholders, breach of fiduciary duty, falsification of corporate minutes, issuance of false and misleading public filings and press releases, and bribery. The plaintiffs are seeking unspecified compensatory damages. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

      By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed that the Company had underpaid royalties owed him on the Company's products sold by WCS and requested the Company to recompute such royalties and tender payment for any short-fall. Accordingly, as a compromise, a contingent note payable was issued in May of 2002 by the Company to Mr. Rambo in the amount of $116,421. This note is payable only upon the occurrence of any one of certain events, including sale of the Company and sale of any of the Company's major product lines, including the Protractor line. Also, in May 2002, the Company entered into a new manufacturing agreement with MCT.

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

      Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible preferred stock, $.001 par value ("Series C preferred stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for four quarters are in arrears in the amount of $32,000. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series C preferred stock is currently convertible into shares of common stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of common stock. The conversion price for the Series C preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.00. The holders of Series C preferred stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C preferred stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C preferred stock. Since two or more quarterly dividends payable on the Series C preferred stock are in arrears, the holders of the Series C preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series C preferred stock.

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

      The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At December 31, 2002, the outstanding balance due on such line of credit was $645,995 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed below) triggered the cross-default clause in the line of credit agreement. Therefore, the lender has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex, Inc., a major shareholder in the Company, purchased this instrument from the previous lender. Teleflex, Inc. and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 4.5% continues to accrue until negotiations are completed.

      Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively, "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible preferred stock, $.001 par value ("Series B preferred stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for four quarters are in arrears in the amount of $82,000. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series B preferred stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of common stock. The conversion price for the Series B preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series B preferred stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series B preferred stock. The Company disputes the claim of such holders of Series B preferred stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series B preferred stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a substantially greater number of shares of common stock upon conversion of the Series B preferred stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series B preferred stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B preferred stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B preferred stock. Since two or more quarterly dividends payable on the series B preferred stock are in arrears, the holders of Series B preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series B preferred stock.

      In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of Series A Cumulative Convertible preferred stock, $.001 par value ("Series A preferred stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A preferred stock were converted to 93,750 shares of common stock. Annual dividends on the Series A preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for four quarters are in arrears in the amount of $81,600. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series A preferred stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of common stock. The conversion price for the Series A preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series A preferred stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series A preferred stock. The Company disputes the claim of such holders of Series A preferred stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series A preferred stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a substantially greater number of shares of common stock upon conversion of the Series A preferred stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series A preferred stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A preferred stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A preferred stock. Since two or more quarterly dividends payable on the Series A preferred stock are in arrears, the holders of Series A preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series A preferred stock.

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

      The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1;
(ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. The delisting of the Company's common stock in October 2000 also created an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 has been classified as a current liability as of December 31, 2002. The Company currently does not have, nor does it believe it could obtain, sufficient resources to fund such amount.

      The holders of the Debentures have the option to convert, at any time, all or a portion of the Debentures into shares of common stock at an initial price of $1.00 per share of common stock. The conversion price is subject to downward revision if the Company sells shares of its common stock, or securities convertible into common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 2,632,563 shares of common stock; however, since the conversion price is subject to downward adjustment and there is no minimum conversion price, the maximum number of shares of common stock which may be issued pursuant to the Debentures is undeterminable. The holders of the Debentures claim that the conversion price of the Debentures requires a downward adjustment to $.02 as a result of the shares of common stock issued by the Company in settlement of the Andrieni lawsuit settled in 2001. The Company disputes the claim of the Debenture holders and believes the conversion price should remain at $1.00. However, there can be no assurance that the Debenture holders will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required, upon conversion of the Debentures, to issue approximately fifty times the number of shares that would be issuable at a $1.00 conversion price. Any issuance of shares of common stock upon the conversion of the preferred stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of common stock issuable upon the conversion of preferred stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company's stockholders rights will be diluted. Such uncertainty creates downward pressure on the public market price of the Company's common stock. In the event such holders convert their Debentures or shares of preferred stock, as applicable, and sell a large number of shares of common stock into the public market over a short time, the market price for the common stock could decline. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18 percent annual yield on the principal balance, upon the occurrence of certain events, including the delisting of common stock from the NASDAQ SmallCap Market and certain "change of control" provisions, as defined in the Debentures, as they relate to the Company. As the common stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder has demanded immediate repayment of the entire amount. The Company may redeem the Debentures at its option, subject to certain share price and market activity levels being obtained. The Company's right of redemption is subject to the holder's prior right of conversion of the Debenture.

      For the year ended December 31, 2002, operating activities provided cash of $101,000.

      For the year ended December 31, 2001 operating activities provided cash of $693,000. Investment activities during the period utilized cash of $35,000. During the period, the Company's financing activities used cash of $641,000 primarily from the net payments on debt obligations and preferred stock dividends.

      At December 31, 2002, the Company had current assets of $653,000 and current liabilities of $13,415,000 resulting in a working capital deficit of $12,762,000. This compares to a working capital deficit of $9,994,000 at December 31, 2001. The increase in working capital deficit is primarily due to the operating losses incurred during 2002.

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

ITEM 7. FINANCIAL STATEMENTS

      The financial statements and supplementary data described in Item 13(a) herein are attached hereto beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      As previously reported, on April 25, 2002 the Board of Directors, upon recommendation of its Audit Committee, dismissed Ernst & Young LLP as the Company's independent accountants and appointed the firm of Akin, Doherty, Klein & Feuge, a professional corporation, to serve as independent public accountants of the Company for the fiscal year ending December 31, 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE
        REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

      The executive officers and directors of the Company as of March 15, 2003 and their names, ages, positions/occupations and tenure as an officer with the Company are as follows:

                                                                                             OFFICER
            NAME                AGE                     POSITION/OCCUPATION                   SINCE
            ----                ---                     -------------------                  -------
Richard A. Woodfield             60          President, Chief Executive Officer and           1998
                                             Director of Dexterity Surgical, Inc.

Randall K. Boatright             54          Executive Vice President, Chief                  1992
                                             Financial Officer, Secretary and
                                             Director of Dexterity Surgical, Inc.

Jeffrey H. Berg                  60          President of Health Care Insights,                N/A
                                             Edison, NJ and Director of Dexterity
                                             Surgical, Inc.
Christopher K. Black             46          Investor and Director of Dexterity                N/A
                                              Surgical, Inc.

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

BUSINESS EXPERIENCE

      RICHARD A. WOODFIELD has served as President and CEO of the Company since May 1998. Prior to joining the Company, he was managing partner and active in several ventures: Consultative Partnership, Finishing Equipment Company of California, and Keystone Group. Mr. Woodfield was formerly President of TFX Medical, a division of Teleflex Incorporated. He has served on a variety of for profit and non-profit Boards of Directors: The Crouse Group; Delaware Valley Industrial Council; Teleflex Incorporated; Tabor Children Services; and Package Machinery Company. Mr. Woodfield earned a BSME from the University of Missouri at Rolla.

      RANDALL K. BOATRIGHT has served as a director of the Company since February 1997. Mr. Boatright has also served as Vice President, Chief Financial Officer and Secretary of the Company since 1992 and in 1998 was named an Executive Vice President. From 1985 to 1992, Mr. Boatright served as Executive Vice President, Chief Financial Officer and Director of Abraxas Petroleum Corporation. Prior to that, Mr. Boatright practiced accounting with the firm of Coopers and Lybrand LLP. Mr. Boatright is a certified public accountant in Texas and Virginia.

      JEFFREY H. BERG, PH.D. has served as a director of the Company since March 1995, and has served as the President of Health Care Insights, a consulting firm specializing in health care companies, since January 1993. During 1992, Mr. Berg was a financial analyst covering the health care industry for The Chicago Corp, an investment bank. During 1990 and 1991, Mr. Berg was a financial analyst covering the health care industry for William K. Woodruff & Co., a Dallas-based investment bank. From 1987 to January 1990, he was the Vice President of Research specializing in the health care industry for J. C. Bradford & Co. Mr. Berg is currently a director of Bio-Imaging Technologies, Allou Healthcare and L.O.M. Medical International.

      CHRISTOPHER K. BLACK is currently Chief Executive Officer of Sovereign Capital Group. He served as President of Dexterity Incorporated from January 1997 until its acquisition by the Company in March of 1999.

Beginning in July 1996, Mr. Black served as Vice President of TFX Equities, Inc. From 1993 to 1996, Mr. Black served as a Vice President of TFX Medical, a division of Teleflex Incorporated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires that the Company's directors, executive officers and persons who own more than 10 percent of a registered class of the Company's equity securities file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than 10 percent stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on a review of the copies of the
Section 16(a) reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) reports applicable to its directors, executive officers and greater than 10 percent beneficial owners were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

      The following table summarizes all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the years ended December 31, 2000, 2001 and 2002 by the Company's Chief Executive Officer and the Company's other most highly compensated executive officer who received in excess of $100,000 in salary and bonus from the Company during 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                    COMPENSATION
                                          ANNUAL COMPENSATION                          AWARDS
                                ----------------------------------------------      ------------
                                                                                     SECURITIES
                               FISCAL                             OTHER ANNUAL       UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR      SALARY        BONUS     COMPENSATION       OPTIONS (#)     COMPENSATION(1)
---------------------------    ------    --------       -----     ------------      ------------     ---------------
Richard A. Woodfield......      2002     $102,000        $0           $0                 0               $230
   President and                2001     $175,000        $0           $0              75,000             $180
   Chief Executive              2000     $175,000        $0           $0                 0               $453
   Officer

Randall K. Boatright......      2002     $166,769        $0           $0                 0               $132
   Executive Vice               2001     $165,692        $0           $0              75,000             $180
   President, Chief             2000     $167,717        $0           $0                 0               $453
   Financial Officer and
   Secretary

--------------

(1) Represents life insurance premiums paid by the Company.

                       STOCK OPTION GRANTS IN FISCAL 2002

      The Company did not grant any options to executive officers during fiscal 2002.

  AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND FISCAL YEAR-END OPTION VALUES

      The following table provides information related to options exercised by the named executive officers of the Company during fiscal 2002 and the number and value of options held at fiscal year end.

                                                                  NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-
                                                                 UNDERLYING UNEXERCISED         THE-MONEY OPTIONS AT
                                                                  OPTIONS AT FY-END (#)             FY-END($)(1)
                                                                --------------------------    ---------------------------
                          SHARES ACQUIRED
                            UPON OPTION          VALUE
        NAME               EXERCISE (#)       REALIZED($)      EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
--------------------      --------------      -----------      -----------   -------------    -----------   -------------
Richard A. Woodfield           0                  $0              500,000         25,000           $0             $0

Randall K. Boatright           0                  $0              286,650         18,750           $0             $0

-------------

(1) Closing sales price of our common stock at December 31, 2002 was $0.002.

COMPENSATION OF DIRECTORS

      During 2002, each non-employee member of the Board of Directors received a stipend of $10,000. The members of the Board of Directors are also reimbursed for their travel expenses to and from the meetings. The Board of Directors adopted a Non-Employee Director Stock Option Plan (the "NEDSOP") in 1998, pursuant to which non-employee directors may be granted stock options to purchase Common Stock. The amount and exercise price of options granted under the NEDSOP are determined by a committee appointed by the Board of Directors to administer the NEDSOP.

EMPLOYMENT AGREEMENTS AND CHANGE-OF-CONTROL ARRANGEMENTS

      The Company and Richard A. Woodfield are parties to an employment agreement whereby Richard A. Woodfield receives approximately $175,000 per annum as well as a bonus based upon the achievement of goals agreed upon by the parties, the performance of the Company's stock price and the earnings of the Company. The agreement with Richard A. Woodfield expires May 10, 2004, subject to automatic renewals for 1-year terms unless either party notifies the other of its intention not to renew. As an inducement to enter into such agreement, the Company granted Mr. Woodfield non-qualified stock options for up to 350,000 shares of Common Stock, which vest over time. On March 27, 2003, the board of directors approved an amendment to Mr. Woodfield's employment agreement. The amendment provides, in part, that in the event Mr. Woodfield is terminated following either (i) a change of control of the Company or (ii) the sale of all or substantially all of the assets of the Company, Mr. Woodfield shall receive, at his discretion, either (a) his annual base salary for up to 2 years after the termination of the Agreement or (b) a lump sum payment equal to the amount of his base salary for up to 2 years after the termination of the Agreement.

      The Company and Randall K. Boatright are parties to an employment agreement whereby Randall K. Boatright currently receives $160,000 per annum as well as an annual discretionary bonus. The agreement with Randall K. Boatright expires May 10, 2004, subject to automatic renewals for 1-year terms unless either party notifies the other of its intention not to renew. As an inducement to enter into such agreement, the Company granted Mr. Boatright non-qualified stock options for up to 50,000 shares of Common Stock, which vest over time. Mr. Boatright's employment agreement provides, in part, that if he is terminated without cause, he is entitled to receive his base salary for up to 2 years following the termination of the employment agreement. The employment agreement also provides, in part, that in the event Mr. Boatright is terminated following either (i) a change of control of the Company or (ii) the sale of all or substantially all of the assets of the Company, Mr. Boatright shall receive, at his discretion, either (a) his annual base salary for up to 2 years after the termination of the Agreement or (b) a lump sum payment equal to the amount of his base salary for up to 2 years after the termination of the Agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            OWNERSHIP OF COMMON STOCK

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

      The following table sets forth as of March 1, 2003, certain information with respect to the Company's Common Stock beneficially owned by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, each of its directors, each executive officer named in the Summary Compensation Table (the "named executive officers") and by all its directors and executive officers as a group. Such persons have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

                                                                AMOUNT AND NATURE OF
                                                                     BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                             OWNERSHIP(1)          PERCENT(2)
---------------------------------------                         --------------------      ----------
TFX Equities, Inc. (3) ...................................           3,455,281(4)            25.85%

Renaissance Capital Growth & Income Fund III, Inc.(5) ....           2,222,308(6)            15.76%

Renaissance U.S. Growth & Income Trust, PLC(5) ...........           2,217,308(6)            15.73%

Christopher K. Black......................................             900,752(7)             7.21%

Richard A. Woodfield......................................             549,220(8)             4.35%

Randall K. Boatright......................................             293,050(9)             2.36%

Jeffrey H. Berg, Ph.D.....................................              47,500(10)            *

All executive officers and directors as a group
(four persons, which are the executive officers and
directors listed above)...................................           1,790,522(11)           12.87%

--------------

* Represents less than 1% of the issued and outstanding shares of Common Stock.

(1) Except as otherwise noted, the street address of the named beneficial owner is 12961 Park Central, Suite 1300, San Antonio, Texas 78216. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock which are purchasable under options, warrants and convertible securities that are currently exercisable or that will be come exercisable no later than 60 days after March 14, 2003, are deemed outstanding for the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other persons.

(2) Percentage is based on a total of 12,121,492 shares of Common Stock issued and outstanding on March 14, 2003.

(3) The address for such stockholder is 630 W. Germantown Pike, Suite 450, Plymouth Meeting, Pennsylvania 19462.

(4) Includes 942,820 shares of Common Stock issuable upon exercise of warrants and 300,000 shares of Common Stock issuable upon conversion of Preferred Stock.

(5) The address for such stockholder is 8080 N. Central Expressway, Suite 210, Dallas, Texas 75206. Beneficial ownership is based solely on Schedule 13G reports filed with the Securities and Exchange Commission.

(6) Includes 1,316,282 shares of Common Stock issuable upon conversion of convertible debentures, 649,350 shares of Common Stock issuable upon conversion of Preferred Stock and 12,500 shares of Common Stock issuable upon exercise of a warrant.

(7) Includes 260,533 shares of Common Stock issuable upon exercise of warrants and 18,000 shares of Common Stock issuable upon exercise of an option. Also includes 100,000 shares of Common Stock issuable upon conversion of Preferred Stock to a company, which Mr. Black serves as chief executive officer.

(8) Includes 500,000 shares of Common Stock issuable upon exercise of options and 29,220 shares of Common Stock issuable upon conversion of Preferred Stock.

(9)   Includes 292,900 shares of Common Stock issuable upon exercise of options.

(10) Represents shares, which Dr. Berg has the right to acquire upon the exercise of stock options.

(11) Includes 858,400 shares of Common Stock issuable upon the exercise of options held by executive officers or directors, 260,533 shares of Common Stock issuable upon the exercise of warrants beneficially owned by executive officers or directors and 129,220 shares of Common Stock issuable upon conversion of Preferred Stock held by executive officers or directors.

                          OWNERSHIP OF PREFERRED STOCK

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

      The following table sets forth as of March 1, 2003, certain information with respect to the Company's Preferred Stock beneficially owned by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Preferred Stock, each of its directors, the named executive officers and by all its directors and executive officers as a group. Such persons have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

                                                              AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       BENEFICIAL OWNERSHIP      PERCENT(2)
---------------------------------------                       --------------------      ---------
Renaissance Capital Growth & Income                                  1,000               40.90%
 Fund III, Inc.(3).....................................

Renaissance U.S. Growth & Income                                     1,000               40.90%
 Trust, PLC.(3) .......................................

TFX Equities, Inc. (4) .................................               300               12.27%

Christopher K. Black....................................               100(5)             4.09%

Richard A. Woodfield....................................                45                1.84%

Randall K. Boatright....................................                 0                0%

Jeffrey H. Berg, Ph.D...................................                 0                0%

All executive officers and directors as a group
(four persons, which are the executive officers and
directors listed above).................................               145(5)             5.93%

---------------

*     Represents less than 1% of the issued and outstanding shares of Preferred
      Stock.

(1) Except as otherwise noted, the street address of the named beneficial owner is 12961 Park Central, Suite 1300, San Antonio, Texas 78216.

(2) Percentage is based on a total of 2,445 shares of Preferred Stock issued and outstanding on March 31, 2002.

(3) The address for such stockholder is 8080 N. Central Expressway, Suite 210, Dallas, Texas 75206.

(4) The address for such stockholder is 630 W. Germantown Pike, Suite 450, Plymouth Meeting, Pennsylvania 19462.

(5) Includes shares held by Cuda Products Company, of which Mr. Black is the chief executive officer.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table provides information as of December 31, 2002 about the securities authorized for issuance under the Company's equity compensation plans, consisting of the 1989 Stock Option Plan, the 1995 Non-Employee Director Stock Option Plan and the 2000 Employee Stock Compensation Plan.

                                                                                    NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE FOR
                             NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER
                             BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       EQUITY PARTICIPATION PLANS
                             OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
                               WARRANTS AND RIGHTS        WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
   PLAN CATEGORY                      (A)                        (B)                         (C)
   -------------             -----------------------      -------------------      --------------------------
Equity compensation plans
 approved by security
 holders                              648,650                    $1.61                     3,005,800

Equity participation
 plans not approved by
 security holders(1)                  450,000                    $1.78                        N/A

          Total                     1,098,650                                              3,005,800
                                    =========                                              =========

      (1) Includes options granted to Richard Woodfield on December 15, 1998 to purchase 350,000 shares of common stock for $2.00 per share and options granted to Frederick Feiler on January 16, 2000 to purchase 100,000 shares of common stock for $1.00 per share. These options expire ten years from the date of grant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      On September 29, 2000, we signed an exclusive agreement, effective July 1, 2000, under which Weck Closure Systems (WCS) will distribute the Dexterity Pneumo Sleeve and the Dexterity Protractor in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. In June 2001, the Company and WCS amended the agreement which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continues its exclusive right to distribute the Dexterity Protractor, however, WCS will distribute the Dexterity Pneumo Sleeve on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, are extended until December 31, 2003. The WCS agreement may be renewed for one year periods upon such terms as the parties may mutually agree.

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) 1.   CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                         ------
         Reports of Independent Auditors.............................................................     F-1

         Consolidated Balance Sheets at December 31, 2002 and 2001...................................     F-3

         Consolidated Statements of Operations for the Years Ended
         December 31, 2002 and 2001..................................................................     F-5

         Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2002 and 2001..................................................................     F-6

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001........     F-7

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

4.1 Convertible Loan Agreement among the Company, Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth and Income Trust PLC and Renaissance Capital Group, Inc. dated December 19, 1997 (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997)

10.1 1989 Stock Option Plan of LifeQuest Medical, Inc. (incorporated by reference herein to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on October 12, 1993, Registration No. 33-70174).

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

10.6 Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and K.C. Fadem (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 10, 1997).

10.7 Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and Robert Fadem (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed January 10, 1997).

10.8 Lease Agreement dated April 28, 1997, between Interpark Jack Limited Partnership and LifeQuest Medical, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10.9 Lease Agreement dated March 1, 1997, between Williams North Fulton Group and the Company (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10.10   Employment Agreement dated April 1, 1998 between the Company and Randall
        K. Boatright (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.11 Series A Cumulative Convertible Stock Purchase Agreement dated August 11, 1998, among the Company, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance U.S. Growth & Income Trust, PLC (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.12 Series A Cumulative Convertible Preferred Stock Purchase Agreement dated August 11, 1998, among the Company, Richard A. Woodfield and R. Michael Yates (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.13 Series B Convertible Stock Purchase Agreement dated November 19, 1998, among the Company, Renaissance Capital Growth & Income Trust Fund III, Inc. and Renaissance U.S. Growth & Income Trust, PLC (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.14 Amended Employment Agreement between the Company and Richard A. Woodfield dated December 15, 1998. (incorporated by reference herein to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.15 Amended Stock Option Agreement between the Company and Richard A. Woodfield dated December 15, 1998. (incorporated by reference herein to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.16 Series B Convertible Preferred Stock Purchase agreement dated January 21, 1999 between the Company and Richard A. Woodfield (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

10.17 Consulting Agreement between the Company and Christopher Black dated March 18, 1999 (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

10.18 Royalty Agreement among the Company and TFX Equities Incorporated dated March 18, 1999 (incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

10.19 Registration Rights Agreement among the Company and Dexterity Stockholders dated March 18, 1999 (incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999.)

10.20 Exclusive Distribution Agreement between the Company and Weck Closure Systems, LLC dated July 1, 2000 (incorporated herein by reference to
        Exhibit 99.2 to the Company's Current Report on Form 8-L filed September 13, 2000).

10.21 Amended Employment Agreement between the Company and Randall K. Boatright dated December 1, 2000 (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.22 Series C Convertible Preferred Stock Purchase Agreement dated July 31, 2000 (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.23 Distribution Agreement between the Company and Weck Closure Systems LLC dated June 5, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed August 10, 2001).

10.24 Manufacture and Supply Agreement dated May 1, 2002, among Dexterity Surgical, Inc., Medical Creative Technologies, Inc. and Robert D. Rambo (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed August 12, 2002).

10.25* Second Amendment to Amended Employment Agreement between the Company and Richard Woodfield dated effective January 30, 2003.

22      Subsidiaries

                                                            Name Under Which
         Name                    State of Incorporation      Doing Business
         ----                    ----------------------   ---------------------
         ValQuest Medical, Inc.         Nevada            ValQuest Medical, Inc.

23.1*   Consent of Ernst & Young LLP

23.2*   Consent of Akin, Doherty, Klein & Feuge, a professional corporation

99.1* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(B) REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

ITEM 14. CONTROLS AND PROCEDURES

      The Company's management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.

      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DEXTERITY SURGICAL, INC.

March 28, 2003                       By:   /s/ Richard A. Woodfield
                                           -------------------------------------
                                           Richard A. Woodfield
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                             TITLE                             DATE
---------                                             -----                             ----
/s/ Richard A. Woodfield                 President, Chief Executive Officer          March 28, 2003
------------------------------------     and Director (Principal Executive
Richard A. Woodfield                     Officer)


/s/ Randall K. Boatright                 Executive Vice President, Chief             March 28, 2003
------------------------------------     Financial Officer and Director
Randall K. Boatright                     (Principal Financial and Accounting
                                         Officer)


/s/ Jeffrey H. Berg, Ph.D.               Director                                    March 28, 2003
------------------------------------
Jeffrey H. Berg, Ph.D.

/s/ Christopher K. Black                 Director                                    March 28, 2003
------------------------------------
Christopher K. Black

                                 CERTIFICATIONS

      I, Richard A. Woodfield, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Dexterity Surgical, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 28, 2003

                                /s/ Richard A. Woodfield
                                -----------------------------------
                                Richard A. Woodfield
                                President, Chief Executive Officer and Director (Principal Executive Officer)

      I, Randall K. Boatright, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Dexterity Surgical, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 28, 2003

                              /s/ Randall K. Boatright
                              -----------------------------------
                              Randall K. Boatright
                              Executive Vice President, Chief Financial Officer and Director
                              (Principal Financial Officer)

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Dexterity Surgical, Inc. and Subsidiary
San Antonio, Texas

We have audited the accompanying consolidated balance sheet of Dexterity Surgical, Inc. and Subsidiary (collectively referred to as "Dexterity" or "the Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence which supports the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dexterity Surgical, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Dexterity Surgical, Inc. will continue as a going concern. As more fully described in Note A, the Company has incurred recurring net losses and has an accumulated deficit. In addition, substantially all of the Company's debt is in default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
February 8, 2003, except for Note B,
 to which the date is February 17, 2003
 and Note E (d) to which the date is February 25, 2003

                         Report of Independent Auditors

Board of Directors and Stockholders
Dexterity Surgical, Inc.

We have audited the consolidated balance sheet of Dexterity Surgical, Inc. (the Company), formerly LifeQuest Medical, Inc. (a Delaware Corporation), and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dexterity Surgical, Inc. at December 31, 2001 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Dexterity Surgical, Inc. will continue as a going concern. As more fully described in Note A, the Company has incurred recurring net losses and has an accumulated deficit. In addition, the Company has not complied with certain covenants associated with its convertible debentures. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                   /s/ Ernst & Young LLP


San Antonio, Texas
March 1, 2002

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001


                                                                        2002             2001
                                                                    -----------      -----------
ASSETS

Current Assets:
   Cash and cash equivalents                                        $   159,836      $    59,008
   Accounts receivable, net of an allowance for
     doubtful accounts of $22,790 and $28,119                           310,221          217,629
   Accounts receivable, related parties                                   4,924           14,308
   Inventories, net                                                      79,015          127,904
   Prepaid and other assets                                              98,850           98,048
                                                                    -----------      -----------
       Total current assets                                             652,846          516,897

Property and Equipment:
   Furniture and fixtures                                               144,916          144,916
   Computers and equipment                                              445,658          445,658
   Machinery and equipment                                              644,596          644,596
   Leasehold improvements                                               145,301          145,301
                                                                    -----------      -----------
       Total property and equipment                                   1,380,471        1,380,471
   Less accumulated depreciation                                     (1,238,373)      (1,055,933)
                                                                    -----------      -----------
       Net property and equipment                                       142,098          324,538

Other Assets:
   Licensed technology rights and other intangible assets, less
     accumulated amortization of $838,630 and $20,675                 2,411,636        3,239,720
   Deferred finance charges                                              65,832          140,662
   Investments                                                               --          450,934
                                                                    -----------      -----------
       Total other assets                                             2,477,468        3,831,316
                                                                    -----------      -----------
TOTAL ASSETS                                                        $ 3,272,412      $ 4,672,751
                                                                    ===========      ===========











SEE NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                                2002             2001
                                                                           ------------      ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable                                                        $  2,871,271      $  2,563,549
   Accrued liabilities                                                        1,429,428           613,047
   Current portion of long-term obligations, including
     debt and royalty obligations in default                                  9,114,144         7,334,743
                                                                           ------------      ------------
       Total current liabilities                                             13,414,843        10,511,339
Royalty Obligation                                                            2,929,418         4,060,221
Minority Interest                                                                47,248            47,248
Commitments and Contingencies                                                        --                --
Stockholders' Deficit:
   Preferred stock, $.001 par value; 2,000,000 shares authorized;
     2,445 shares issued and outstanding                                              2                 2
   Common stock, $.001 par value; 50,000,000 shares authorized;
     12,121,492 issued and outstanding                                           12,122            12,122
   Additional paid-in capital                                                34,733,804        34,733,804
   Accumulated deficit                                                      (47,865,025)      (44,691,985)
                                                                           ------------      ------------
       Total stockholders' deficit                                          (13,119,097)       (9,946,057)
                                                                           ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $  3,272,412      $  4,672,751
                                                                           ============      ============












SEE NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                     2002              2001
                                                                 ------------      ------------
NET SALES                                                        $  2,059,861      $  4,166,463
Costs and Expenses:
   Cost of sales                                                      865,854         2,778,547
   Selling, general and administrative                                996,389         1,498,723
   Depreciation and amortization                                    1,000,395         1,993,307
   Cost of litigation settlement                                      286,903                --
   Impairment of intangible assets and goodwill                            --        11,464,743
                                                                 ------------      ------------
                                                                    3,149,541        17,735,320
                                                                 ------------      ------------
Loss from Operations                                               (1,089,680)      (13,568,857)

Other Income (Expense):
   Interest expense                                                (1,633,774)       (1,516,570)
   Investment and other income                                          1,348             4,976
   Loss on investment                                                (450,934)         (751,566)
                                                                 ------------      ------------
                                                                   (2,083,360)       (2,263,160)
                                                                 ------------      ------------
NET LOSS                                                           (3,173,040)      (15,832,017)
Dividend requirement on cumulative
   convertible preferred stock                                       (195,600)         (195,600)
                                                                 ------------      ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                       $ (3,368,640)     $(16,027,617)
                                                                 ============      ============
EARNINGS (LOSS) PER SHARE:
   Basic and diluted loss per common share                       $       (.28)     $      (1.38)

   Weighted average shares outstanding used in
     computing basic and diluted loss per common share             12,121,492        11,619,853







SEE NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2001 AND 2002

                                                                             Additional
                                          Preferred          Common            Paid-In         Accumulated
                                            Stock             Stock            Capital           Deficit             Total
                                        -------------     -------------     -------------     -------------      -------------
BALANCE, DECEMBER 31, 2000              $           2     $      11,522     $  34,704,404     $ (28,664,368)     $   6,051,560
   Issuance of common stock                        --               600            29,400                --             30,000
   Preferred stock dividends                       --                --                --          (195,600)          (195,600)
   Net loss                                        --                --                --       (15,832,017)       (15,832,017)
                                        -------------     -------------     -------------     -------------      -------------
BALANCE, DECEMBER 31, 2001                          2            12,122        34,733,804       (44,691,985)        (9,946,057)

   Net loss                                        --                --                --        (3,173,040)        (3,173,040)
                                        -------------     -------------     -------------     -------------      -------------
BALANCE, DECEMBER 31, 2002              $           2     $      12,122     $  34,733,804     $ (47,865,025)     $ (13,119,097)
                                        =============     =============     =============     =============      =============
















SEE NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2002

                                                                     2002              2001
                                                                 ------------      ------------
OPERATING ACTIVITIES
Net loss                                                         $ (3,173,040)     $(15,832,018)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                     182,440           243,805
     Amortization                                                     817,955         1,749,502
     Accretion of royalty obligation                                  648,598           728,736
     Amortization of deferred finance charges                          74,830            74,832
     Noncash interest expense                                              --            22,500
     Impairment of intangible assets and goodwill                          --        11,464,743
     Loss on investment                                               450,934           751,566
     Changes in operating assets and liabilities:
       Accounts receivable, net                                       (92,592)          512,677
       Accounts receivable,  related parties                            9,384               692
       Inventories                                                     48,889           923,023
       Prepaid and other assets                                          (802)          118,375
       Accounts payable, accrued and other liabilities              1,134,232           (65,628)
                                                                 ------------      ------------
Net cash provided by operating activities                             100,828           692,805

INVESTING ACTIVITIES
   Purchases of property and equipment                                     --           (34,607)
                                                                 ------------      ------------
Net cash (used) in investing activities                                    --           (34,607)

FINANCING ACTIVITIES
   Payments on long-term debt                                              --          (337,437)
   Net payments on line of credit                                          --          (108,238)
   Payments of preferred stock dividends                                   --          (195,600)
                                                                 ------------      ------------
Net cash (used) in financing activities                                    --          (641,275)
                                                                 ------------      ------------
Net change in cash and cash equivalents                               100,828            16,923
Cash and cash equivalents, beginning of year                           59,008            42,085
                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $    159,836      $     59,008
                                                                 ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:

Common stock issued in settlement of litigation                  $         --      $     30,000
Interest, non-cash charge for accretion of discount                   723,428           803,568
Interest paid in cash                                                      --           367,163
Federal income taxes paid in cash                                          --                --





SEE NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF THE COMPANY AND RISK FACTORS: Dexterity Surgical, Inc., a Delaware corporation (Dexterity or the Company), was incorporated on December 23, 1988, and commenced operations on January 1, 1989. The Company is engaged in the development, commercialization, and distribution of proprietary and nonproprietary medical devices. The accompanying consolidated financial statements include the accounts of Dexterity and the Company's 82% ownership interest in ValQuest Medical, Inc. ValQuest is an inactive company and had no operations in 2002 and 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN: At December 31, 2002, the Company had an accumulated deficit of $13,119,097 million. During the years ended December 31, 2002 and 2001, the Company incurred net losses of $3,173,040 and $15,832,017 respectively. It is likely that the Company will continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. The Company's cumulative losses have been funded primarily through its initial public offering of common stock, private sales of common stock and preferred stock, debt financing, and the sale of convertible debentures.

Virtually all debts and obligations of the Company are in default. The Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures and has not made required monthly principal and interest payments during 2002 because it lacked the funds to do so. Also, certain redemption rights of the holder of its convertible debentures were triggered by the delisting of the Company's common stock from the NASDAQ SmallCap Market. Therefore, the Company is in default under the debentures and the holder has demanded immediate repayment of the entire amount outstanding, which was $2,632,563 at December 31, 2002. This default, in turn, invoked the cross-default clause in the Company's line of credit agreement, under which $645,995 was outstanding at December 31, 2002. Further, the Company is in default on the $1,000,000 notes due on October 18, 2001 and does not have the available resources to pay the guaranteed minimum royalty to the former stockholders of Dexterity Incorporated. The Company currently does not have sufficient resources to fund such amounts. The Company is presently in negotiations to make arrangements to restructure its cash obligations, including its debentures, line of credit and royalty obligations. However, there can be no assurance that the Company will be able to restructure these obligations. IF THE RESTRUCTURING IS NOT SUCCESSFUL WE WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

During 2002, the Company continued to reduce its cost of manufacturing and selling, general and administrative expenses. However, it has not been successful in restructuring its debt obligations. Based on current projections for 2003, management believes the Company's operating results for 2003 will not generate sufficient working capital to fund operations.

The medical devices industry in which the Company competes is highly competitive and dominated by a relatively small number of competitors with financial and other resources much greater than those possessed by the Company. The Company's ability to achieve increases in sales or to sustain current sales levels depends in part on the ability of its suppliers to provide products in the quantities the Company requires.

These, and other factors which are beyond the control of the Company, provide no assurances that the Company will be able to successfully raise additional funds as needed or compete in the medical devices market. Failure to do so would have a material adverse effect on the Company's business, financial condition, results of operations, and ability to continue operations.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

REVENUE RECOGNITION: The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured.

Commissions earned are recognized when customer orders are placed with product suppliers. Customers may return products in the event of product defect or inaccurate order fulfillment. The Company maintains an allowance for sales returns based upon a historical analysis of returns. Returns were not significant in 2002 or 2001.

CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents.

ACCOUNTS RECEIVABLE: Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts. The Company normally does not charge interest on accounts receivable. The allowance for doubtful accounts is generally determined based on an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

INVENTORIES: Furnished goods inventory is stated at the lower of cost (determined on an average-cost basis which approximates the first-in, first-out method) or market.

RESEARCH AND DEVELOPMENT: Research and Development costs are expensed as incurred. No such costs were incurred in 2002 or 2001.

PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives of the respective assets (generally three to seven years). Additions and improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are charged to expense as incurred.

LICENSED TECHNOLOGY RIGHTS: The carrying value of licensed technology rights is periodically reviewed by the Company for indicators of impairment. Impairments are recognized when the expected future operating cash flows derived from such licensed technology rights are less than their carrying value, and are measured by comparing the carrying value of the asset to discounted future cash flows.

In 2001, the Company recognized impairments of approximately $10,400,000 on licensed technology rights for the Pneumo Sleeve and Protractor due to the lack of expected future cash flows, specifically the reduced minimum purchase guarantees under the Weck Closure Systems agreement. The Company's analysis of the discounted cash flows based on the minimum purchase guarantees supports this balance. The remaining licensed technology rights are being amortized over a 4 year period based upon an estimate of the cash flows to which the rights apply. It is reasonably possible that such amortization period could change in subsequent years.

ADVERTISING: The Company expenses advertising costs as incurred. The Company did not incur any advertising costs in 2002 or 2001.

SHIPPING AND HANDLING: Amounts billed to customers for shipping and handling costs are included in net sales. Costs incurred for shipping and handling are included in selling, general, and administrative expenses. Shipping and handling costs were approximately $10,000 in 2002 and $43,000 in 2001.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

SEGMENT DISCLOSURE: The Company currently manages its medical devices business as one operating segment.

STOCK-BASED COMPENSATION: At December 31, 2002, the Company has a stock-based employee compensation plan which is described more fully in the Stock Option and Warranty footnote. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the year ended December 31:

                                                                 2002               2001
                                                            -------------      -------------
Net income (loss) as reported                               $  (3,368,640)     $ (16,027,617)
Deduct: Total stock-based compensation
  expense determined under the fair value based
  method for all awards, net of related tax effects               (98,000)          (221,104)
                                                            -------------      -------------
Pro forma earnings (loss)                                   $  (3,466,640)     $ (16,248,721)
                                                            =============      =============
Earnings (loss per common share:
  Basic, as reported                                        $        (.28)     $       (1.38)
  Basic, pro forma                                          $        (.29)     $       (1.40)
  Diluted, as reported                                      $        (.28)     $       (1.38)
  Diluted, pro forma                                        $        (.29)     $       (1.40)


NET LOSS PER SHARE: Basic earnings per share (EPS) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the years ended December 31, 2002 and 2001, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods. The average market price per share of the Company's common stock for the years ended December 31, 2002 was .01 and $.13 in 2001.

USE OF ESTIMATES: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

NEW ACCOUNTING PRONOUNCEMENTS: In April, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 - "Revision of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13 and Technical Corrections". This Statement changes the presentation and reporting of extinguishments of debt on the Statement of Operations. The adoption of SFAS No. 145 by the Company could impact the presentation of any debt extinguished by the Company (as an extraordinary item or from continuing operations). However, it should have no impact on the calculation of any gain or loss resulting from an extinguishment.

In December, 2002, FASB issued SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". This Statement provides guidance and transition rules for those companies electing to change the method of accounting for stock-based compensation. However, the statement does not require a change in accounting, and Dexterity has elected to continue reporting stock-based compensation following SFAS No. 123 and Accounting Principles Board Opinion No. 25. SFAS No. 148 also requires certain enhanced disclosures regarding stock-based compensation, and such disclosures have been included in the footnotes to the financial statements.

RECLASSIFICATIONS: Certain 2001 balances have been reclassified to conform to their 2002 presentation.

CONCENTRATION OF RISK:

Credit Risk: The Company's accounts receivable are due from trade customers', including hospitals, clinics, and practicing surgeons. Ongoing credit evaluations of customers' financial conditions are performed, and generally, no collateral is required. The Company maintains reserves for possible credit losses, and such losses have not exceeded management's expectations.

Customers: On September 29, 2000, the Company signed an exclusive agreement, effective July 1, 2000, under which Weck Closure Systems (WCS) agreed to distribute the Dexterity Pneumo Sleeve and the Dexterity Protractor in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a division of Teleflex, Inc.) is required to purchase certain minimum quantities.

Effective July 1, 2001, the Company and WCS amended the 2000 agreement which adjusted various aspects of the contract to more accurately reflect current existing market conditions. WCS continued its exclusive right to distribute the Dexterity Protractor; however, WCS also agreed to distribute the Dexterity Pneumo Sleeve on a nonexclusive basis and certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003.

Sales to WCS and affiliates represented 67% and 77% of the Company's net sales for the years ended December 31, 2002 and 2001, respectively. Receivables from WCS and affiliates represented 83% and 79% of net accounts receivable at December 31, 2002 and 2001, respectively.

Suppliers: The manufacturer and supplier of the Pneumo Sleeve and Protractor accounts for 54% and 81% of purchases for the years ended December 31, 2002 and 2001, respectively.

Products: The Pneumo Sleeve and Protractor products account for 67% and 77% of net sales for the years ended December 31, 2002 and 2001, respectively.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


NOTE B - SUBSEQUENT EVENT

On February 17, 2003, the Company announced it signed a letter of intent to sell for $7,000,000 to Davol, Inc. (Davol) its major proprietary medical device known as its Protractor line. Consummation of the sale is contingent upon the Company obtaining approval of the stockholders and creditors of Dexterity, completion of due diligence by Davol to its satisfaction, approval of the Board of Directors of Davol, execution and delivery of a definitive purchase and sale agreement satisfactory to Dexterity and Davol, termination of the distribution rights relating to the Protractor line, restructure of certain intellectual property rights relating to the Protractor line, and other conditions.

The inventory and licensed technology rights related to the Protractor line have not been reclassified to Assets to be Disposed of due to the number of contingencies related to ultimate consummation of the sale.


NOTE C - INVESTMENTS

In June 1998, the Company issued 370,000 shares of common stock at a per-share price of $3.25 with and aggregate value of $1,202,500 in exchange for approximately 4% of the ownership interests of Ana-Tech Medical Corporation (Ana-Tech), pursuant to a subscription agreement dated June 9, 1998. At the same time, Ana-tech sold ownership interests for cash to third parties at the same unit price. The Company accounted for the investment in Ana-Tech using the cost method of accounting.

An impairment charge of approximately $752,000 was taken in the fourth quarter of 2001. This impairment was determined by the latest expected sales price of ownership interests by Ana-Tech for cash to third parties. The balance of the investment ($451,000) was written off as an impairment charge in the third quarter 2002 due to Ana-Tech filing for protection under the United States bankruptcy laws.


NOTE D - FEDERAL INCOME TAXES

As of December 31, 2002, the Company had net operating loss (NOL) carryforwards of approximately $23,500,000 for federal income tax purposes that are available to reduce future taxable income and will expire from 2006 through 2022 if not utilized. The tax effects of significant temporary differences representing income tax assets are as follows at December 31:

                                                                2002               2001
                                                            ------------      ------------
Tax deferred loss carryforwards                             $  8,250,000      $  7,190,000
Research and development credit carryforwards                    561,000           561,000
Accruals                                                         530,000           530,000
Other items                                                      699,000           952,000
                                                            ------------      ------------
Total deferred tax asset                                      10,040,000         9,233,000
Less valuation reserve                                       (10,040,000)       (9,233,000)
                                                            ------------      ------------
Net deferred tax asset                                      $         --      $         --
                                                            ============      ============


As there is no assurance of future income, a 100% valuation reserve in 2002 and 2001 has been established against the Company's net deferred tax assets. The Company will continue to evaluate the necessity for such valuation reserves in the future.

The Company's ability to use its NOL carryforwards to offset future income is subject to restrictions enacted in the U.S. Internal Revenue Code of 1986 as amended (the Code). These restrictions provide for limitations on the Company's utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes, the Company's existing NOL carryforwards are subject to limitations and may become further limited by future ownership changes.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


NOTE E - LEASE OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

OPERATING LEASES: The Company leases its administrative and warehouse office space under a month-to-month lease. Rent expense totaled approximately $52,000 in 2002 and $67,000 in 2001, which is net of sublease income of approximately $70,000 in 2002 and $147,000 in 2001.

EMPLOYMENT AGREEMENTS: The Company has several employment agreements that provide for compensation for future service of $260,000 in 2003 and $98,000 in 2003. Certain of the Company's employees have an opportunity to earn bonuses based upon the achievement of specified performance criteria, sale of a major product line, or change in control of the Company.

OTHER AGREEMENTS AND CONTINGENCIES:

     a) On September 11, 2002, the Company entered into an agreement with United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, which could ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement are as follows:

               1. The Company represents and warrants it is in the process of negotiating the sale of the Dexterity(R) Protractor(R) product line.

               2. Within seven (7) days of the closing of the sale, the Company will pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company's books and records. Cost of litigation settlement of $287,000 was recorded in September 2002.

               3. Should the sale of the Protractor(R) line not take place, U.S. Surgical may enforce a Stipulated Judgment for $2,500,000 in favor of U.S. Surgical as filed by both parties on September 30, 2002.

               4. However, should the sale close, U.S. Surgical has executed a satisfaction of judgment which will be filed on the ninety-first day after payment of $800,000 upon closing.

          If and when the sale of the Protractor(R) line closes, the Company expects to owe approximately $325,000 to $700,000 in additional fees.

          Although the Company is pursuing the sale of the Protractor(R) line (which accounted for 67% of net sales in 2002 and 50% of net sales in 2001), two significant approvals must be obtained prior to the sale being consummated: 1) the sale will require shareholder approval through the formal proxy process and a special shareholders meeting and 2) two secured creditors, who are owed amounts of $2,632,563 and $645,995 at December 31, 2002, must agree to both the sale and an agreement on settlement of the Company's debt. Accordingly, because of the significance of the above conditions, the Protractor(R) line has not been classified as available for sale at December 31, 2002.

     b) By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed the Company had underpaid royalties owed him on the Company's products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. Accordingly, as a compromise, a contingent note payable was issued in May of 2002 by the Company to Mr. Rambo in the amount of $116,421. This note is payable only upon the occurrence of any one of certain events, including sale of the Company and sale of any of the Company's major product lines, which includes the Protractor(R) line. Also, in May 2002, the Company entered into a new manufacturing agreement with MCT.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


NOTE E - LEASE OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES - CONTINUED

     c) The Debenture Holders and certain holders of the Company's preferred stock Series A and Series B have disputed the price for conversion to common shares. See Preferred Stock footnote.

     d) On February 25, 2003, Surgical Visions I, Inc. and various individuals, including K.C. Fadem, a former director of the Company, filed a lawsuit against the Company, Teleflex, Incorporated and certain of the Company's officers and directors alleging, among other things, conspiracy to defraud minority shareholders, breach of fiduciary duty, falsification of corporate minutes, issuance of false and misleading public filings and press releases, and bribery. The plaintiffs are seeking unspecified compensatory damages. The Company believes this lawsuit is without merit and intends to vigorously defend it's position.

     e) The Company is also a party to claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely the outcome of any of these other claims or proceedings will have a material adverse effect on the its financial statements. However, there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company's financial position or results of operations.


NOTE F - DEBT AND OTHER LONG-TERM OBLIGATIONS

All of the Company's debt and other long-term obligations are in default. Amounts outstanding are as follows at December 31:

                                                                 2002            2001
                                                            ------------     ------------
(1) Dexterity notes                                         $  1,000,000     $  1,000,000
(2) Line of credit                                               645,995          645,995
(3) Royalty obligation                                         7,765,004        7,116,406
(4) Convertible Debentures                                     2,632,563        2,632,563
                                                            ------------     ------------
Total long-term debt and other obligations                    12,043,562       11,394,964
Less current portion                                           9,114,144        7,334,743
                                                            ------------     ------------
Long-term portion of debt and other obligations             $  2,929,418     $  4,060,221
                                                            ============     ============

(1) Unsecured notes payable related to Dexterity acquisition, bearing interest at 12%, interest due quarterly, matured in October 2001. The Company is in default with respect to this obligation. The Company does not have sufficient resources to satisfy this obligation in the event of demand for payment. In February, 2000, the Company and the lender amended the notes to allow interest for the period January 1, 2000 through December 31, 2000 to be paid in shares of common stock at a per share price of $1.00. Interest subsequent to December 31, 2000, has been paid in cash.

(2) Revolving line of credit secured by accounts receivable, inventories, and intangible assets. The Company is in default with respect to this obligation. In May 2001, Teleflex, Inc., a major stockholder in the Company, purchased this instrument from the previous lender. The outstanding balance accrues interest at prime plus 1.5%, plus an additional 3% due to the Company's default on the line of credit. There are no additional funds available under the current borrowing base. The Company does not have sufficient resources to satisfy this obligation in the event of demand for payment.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


NOTE F - DEBT AND OTHER LONG-TERM OBLIGATIONS - CONTINUED

(3) Royalty obligation related to Dexterity acquisition, subject to annual minimum payments over a period of seven years commencing in 1999 and discounted at 12%. The Company is in default with respect to this obligation. The minimum payments aggregate approximately $9.7 million over the seven-year royalty period. The Company does not have sufficient resources to satisfy this obligation in the event of demand for payment.

The agreement between the Company and the holders of the royalty obligation specifies that a penalty of 12% shall be applied to any royalty amounts not paid when due. Penalties of $284,242 and $37,289 are included in interest expense and accrued liabilities at December 31, 2002 and December 31, 2001, respectively.

(4) In December 1997, the Company sold 250,000 shares of common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance), in a private placement for aggregate proceeds of $1,000,000, and placed $3,000,000 in 9% convertible debentures (debentures) with Renaissance. The Company is in default with respect to this obligation. As such, the entire balance due of $2,632,563 has been classified as a current liability at December 31, 2002. The debentures are secured by substantially all of the assets of the Company and require monthly payments of interest.

The debentures are convertible into shares of the Company's common stock, in whole or in part, at any time at the option of the holder at a price of $1.00 per share of common stock. The conversion price is subject to downward revision if the Company sells shares of its common stock, or securities convertible into shares of its common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the debentures.

MATURITIES: Maturities of debt and other long-term obligations will result in the following principal payments:

                                                                      Other Debt
                                                                         and
                                                       Royalty        Long-Term
       Year Ended December 31                        Obligation       Obligations          Total
       ----------------------                      ------------      ------------     ------------
             2002 (delinquent)                     $  3,056,185      $  4,278,558     $  7,334,743
             2003                                     1,779,401                --        1,779,401
             2004                                     1,779,401                --        1,779,401
             2005                                     1,779,401                --        1,779,401
             2006                                       444,850                --          444,850
                                                   ------------      ------------     ------------
Gross obligations                                     8,839,238         4,278,558       13,117,796
Less amount representing interest                    (1,074,234)               --       (1,074,234)
                                                   ------------      ------------     ------------
Net obligations                                    $  7,765,004      $  4,278,558     $ 12,043,562
                                                   ============      ============     ============


Interest expense was incurred as follows during the years ended December 31:

                                                  2002             2001
                                             ------------     ------------
Dexterity notes                              $    120,000     $    120,000
Line of credit                                     60,000           74,803
Royalty obligation                                895,550          728,736
Convertible Debentures                            480,193          506,064
Deferred finance and other charges                 78,031           86,967
                                             ------------     ------------
Total                                        $  1,633,774     $  1,516,570
                                             ============     ============

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


NOTE G - PREFERRED STOCK

Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible preferred stock, $.001 par value ("Series C preferred stock") for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for four quarters are in arrears in the aggregate amount of $32,000. The Series C preferred stock is currently convertible into shares of common stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of common stock. The conversion price for the Series C preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.00. The holders of Series C preferred stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66 2/3% of the Series C preferred stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C preferred stock. Since two or more quarterly dividends payable on the Series C preferred stock are in arrears, the holders of the Series C preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors.

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively "Renaissance") and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Cumulative Convertible preferred stock, $.001 par value ("Series B preferred stock") for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for four quarters are in arrears in the aggregate amount of $82,000. The Series B preferred stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of common stock. The conversion price for the Series B preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series B preferred stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series B preferred stock. The Company disputes the claim of such holders of Series B preferred stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series B preferred stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of common stock upon conversion of the Series B preferred stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series B preferred stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66 2/3% of the Series B preferred stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B preferred stock. Since two or more quarterly dividends payable on the series B preferred stock are in arrears, the holders of Series B preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors.

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


NOTE G - PREFERRED STOCK - CONTINUED

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of Series A Cumulative Convertible preferred stock, $.001 par value ("Series A preferred stock"), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A preferred stock were converted to 93,750 shares of common stock. Annual dividends on the Series A preferred stock are cumulative at a rate of $80 per share. Quarterly dividends for four quarters are in arrears in the amount of $81,600. The Series A preferred stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of common stock. The conversion price for the Series A preferred stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series A preferred stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series A preferred stock. The Company disputes the claim of such holders of Series A preferred stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series A preferred stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of common stock upon conversion of the Series A preferred stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series A preferred stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66 2/3% of the Series A preferred stock is required in order to amend the Company's Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A preferred stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A preferred stock. Since two or more quarterly dividends payable on the Series A preferred stock are in arrears, the holders of Series A preferred stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors


NOTE H - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic net loss per share (diluted loss per share equals basic loss per share since the effects of common stock equivalents are anti-dilutive in loss years):

                                                                2002               2001
                                                            ------------      ------------
Numerator:
   Net loss                                                 $ (3,173,040)     $(15,832,017)
   Preferred stock dividends                                    (195,600)         (195,600)
                                                            ------------      ------------
     Net loss applicable to common stockholders             $ (3,368,640)     $(16,027,617)
                                                            ============      ============
Denominator:
   Basic weighted average common shares outstanding           12,121,492        11,619,853
   Effect of dilutive common stock equivalents                        --                --
                                                            ------------      ------------
     Weighted average shares outstanding                      12,121,492        11,619,853
                                                            ============      ============
Loss per common share, basic and diluted                            (.28)     $      (1.38)
                                                            ============      ============

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


NOTE I - STOCK OPTIONS AND WARRANTS

In December, 1989, the Company adopted a stock option plan (the 1989 Plan). Under the 1989 Plan, the Company may grant incentive and nonstatutory stock options to employees, directors, and consultants of the Company. Unexercised options expire 10 years from the date of grant. The 1989 Plan expired in December 1999, and 338,150 shares of common stock are reserved for future issuance for options still outstanding at December 31, 2002.

In May, 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (NEDSOP). Under NEDSOP, the Company may grant stock options to nonemployee directors of the Company. The maximum number of shares available for grant under NEDSOP is 400,000. The NEDSOP options vest in 25% increments on each succeeding anniversary of the grant date, with unexercised options expiring 10 years from the date they vest. At December 31, 2002, 65,500 options are outstanding under the NEDSOP.

In December, 1999, the Company adopted a stock option plan to replace the 1989 Plan (the 2000 Plan). Under the 2000 Plan, the Company may grant incentive and nonstatutory stock options and restricted shares of common stock to employees, directors, and consultants of the Company. Unexercised options vest in 25% increments on each succeeding anniversary of the grant date, with unexercised options expiring on the tenth anniversary of the date of grant. The maximum number of shares available for grant under the 2000 Plan is 3,500,000, including 2,000,000 shares under option grants and 1,500,000 shares of restricted stock. At December 31, 2002, 245,000 options are outstanding under the 2000 Plan.

Under all plans, the exercise price must be at least equal to the stock's market price on the date of grant. At December 31, 2002, 696,650 shares of common stock are reserved for future issuance under all plans.

The Company periodically grants options to employees and directors outside of any plan. However, no such options were granted in 2002 or 2001.

A summary of the status of the Company's stock options at December 31, 2002 and 2001, and changes during the years then ended, is presented in the table below:

                                                         2002                         2001
                                              -------------------------      -------------------------
                                                              Weighted                       Weighted
                                                               Average                        Average
                                                              Exercise                       Exercise
                                                              Price Per                      Price Per
                                                Shares          Share          Shares          Share
                                              ---------      ----------      ---------      ----------
Outstanding, beginning of year                1,423,400      $     1.89      1,620,100      $     1.99
  Granted                                            --              --        379,000            0.15
  Canceled                                           --              --             --              --
  Forfeited                                     (72,800)           1.42       (575,700)           1.08
                                              ---------                      ---------
Outstanding, end of year                      1,350,600      $     1.89      1,423,400      $     1.89
                                              =========      ==========      =========      ==========
Options exercisable, end of year              1,300,600      $     1.92      1,207,775      $     1.90
                                              =========      ==========      =========      ==========
Weighted average fair value
   of options granted                                        $      N/A                     $     0.11
                                                             ==========                     ==========

DEXTERITY SURGICAL, INC. AND SUBSIDIARY
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


NOTE I - STOCK OPTIONS AND WARRANTS - CONTINUED

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model for a stock that does not pay dividends with the following weighted average assumptions used for grants in 2002 and 2001: risk-free interest rates based on market rates at grant date, ranging from 4.9% to 6.8%; expected lives of five years; and expected volatibility of 88%.

The following table summarizes the information about options outstanding at December 31, 2002:

                                                               Weighted Average            Number
                                                                   Remaining           Exercisable at
            Exercise Price             Number                  Contractual Life          December 31
               Per Share            Outstanding                     (years)                 2002
            --------------          -----------                ----------------        --------------
              $    .001                 5,285                          .03                   5,285
                   .14                235,000                         8.01                 235,000
                   .33                 16,000                         8.33                  16,000
                   .75                 68,000                         3.38                  68,000
                  1.00                265,000                         6.96                 221,250
                  1.88                 25,000                         6.11                  18,750
                  2.00                350,000                         5.95                 350,000
                  2.25                 25,000                         2.39                  25,000
                  2.50                 17,550                         2.65                  17,550
                  3.00                160,000                         3.97                 160,000
                  3.13                 10,400                         4.07                  10,400
                  3.25                 27,000                         5.11                  27,000
                  4.00                 28,200                         1.79                  28,200
                  4.25                 25,000                         5.18                  25,000
                  4.38                123,333                         4.93                 123,333
                  4.88                  4,500                         4.46                   4,500
                  5.03                 13,332                         4.75                  13,332
                                    ---------                                            ---------
                                    1,398,600                                            1,348,600
                                    =========                                            =========

WARRANTS: At December 31, 2002, the Company has 1,547,500 warrants outstanding. Each warrant, when exercised, is exchangeable for one share of the Company's common stock.

The following table summarizes the information about warrants outstanding at December 31, 2002:

            Exercise                   Number                     Exercisable at
             Price                  Outstanding                  December 31, 2002     Expiration
            --------                -----------                  -----------------     ----------
             $1.00                  1,500,000                         900,000             2009
             $2.00                     22,500                          22,500             2004
             $2.25                     25,000                          25,000             2004

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        IDENTIFICATION OF EXHIBIT
-------                       -------------------------
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

4.1 Convertible Loan Agreement among the Company, Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth and Income Trust PLC and Renaissance Capital Group, Inc. dated December 19, 1997
        (incorporated herein by reference to Exhibit 4.1 to the Company's Annual
        Report on Form 10-KSB for the fiscal year ended December 31, 1997).

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

EXHIBIT
NUMBER                        IDENTIFICATION OF EXHIBIT
-------                       -------------------------
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

10.6    Non-Qualified Stock Option Agreement dated December 27, 1996, between
        LifeQuest Medical, Inc. and K.C. Fadem (incorporated by reference herein to Exhibit 10.2 to the Company's Current Report on Form 8-K filed
        January 10, 1997).

10.7    Non-Qualified Stock Option Agreement dated December 27, 1996, between
        LifeQuest Medical, Inc. and Robert Fadem (incorporated by reference herein to Exhibit 10.4 to the Company's Current Report on Form 8-K filed
        January 10, 1997).

10.8    Lease Agreement dated April 28, 1997, between Interpark Jack Limited
        Partnership and LifeQuest Medical, Inc. (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

10.9 Lease Agreement dated March 1, 1997, between Williams North Fulton Group and the Company (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
        June 30, 1997).

10.10   Employment Agreement dated April 1, 1998 between the Company and Randall
        K. Boatright (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.11   Series A Cumulative Convertible Stock Purchase Agreement dated August
        11, 1998, among the Company, Renaissance Capital Growth & Income Fund
        III, Inc. and Renaissance U.S. Growth & Income Trust, PLC (incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 1998).

10.12   Series A Cumulative Convertible Preferred Stock Purchase Agreement dated
        August 11, 1998, among the Company, Richard A. Woodfield and R. Michael
        Yates (incorporated herein by reference to Exhibit 10.6 to the Company's
        Form 10-Q for the quarter ended June 30, 1998).

10.13 Series B Convertible Stock Purchase Agreement dated November 19, 1998, among the Company, Renaissance Capital Growth & Income Trust Fund III,
        Inc. and Renaissance U.S. Growth & Income Trust, PLC (incorporated by reference herein to Exhibit 10.18 to the Company's Annual Report on Form
        10-KSB for the year ended December 31, 1998).

10.14   Amended Employment Agreement between the Company and Richard A.
        Woodfield dated December 15, 1998. (incorporated by reference herein to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.15   Amended Stock Option Agreement between the Company and Richard A.
        Woodfield dated December 15, 1998. (incorporated by reference herein to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.16   Series B Convertible Preferred Stock Purchase agreement dated January
        21, 1999 between the Company and Richard A. Woodfield (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

EXHIBIT
NUMBER                        IDENTIFICATION OF EXHIBIT
-------                       -------------------------
10.17   Consulting Agreement between the Company and Christopher Black dated
        March 18, 1999 (incorporated by reference herein to Exhibit 10.2 to the
        Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

10.18   Royalty Agreement among the Company and TFX Equities Incorporated dated
        March 18, 1999 (incorporated by reference herein to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed May 14, 1999).

10.19   Registration Rights Agreement among the Company and Dexterity
        Stockholders dated March 18, 1999 (incorporated by reference herein to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed May
        14, 1999.)

10.20   Exclusive Distribution Agreement between the Company and Weck Closure
        Systems, LLC dated July 1, 2000 (incorporated herein by reference to
        Exhibit 99.2 to the Company's Current Report on Form 8-L filed September
        13, 2000).

10.21   Amended Employment Agreement between the Company and Randall K.
        Boatright dated December 1, 2000 (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.22   Series C Convertible Preferred Stock Purchase Agreement dated July 31,
        2000 (incorporated herein by reference to Exhibit 10.26 to the Company's
        Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.23 Distribution Agreement between the Company and Weck Closure Systems LLC dated June 5, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed August 10, 2001).

10.24   Manufacture and Supply Agreement dated May 1, 2002, among Dexterity
        Surgical, Inc., Medical Creative Technologies, Inc. and Robert D. Rambo
        (incorporated herein by reference to Exhibit 10.1 to the Company's
        Quarterly Report on Form 10-QSB filed August 12, 2002).

10.25*  Second Amendment to Amended Employment Agreement between the Company and
        Richard Woodfield dated effective January 30, 2003.

22      Subsidiaries
                                                            Name Under Which
         Name                    State of Incorporation      Doing Business
         ----                    ----------------------   ---------------------
         ValQuest Medical, Inc.         Nevada            ValQuest Medical, Inc.

23.1*   Consent of Ernst & Young LLP

23.2*   Consent of Akin, Doherty, Klein & Feuge, a professional corporation

99.1*   Certification of the Company's Chief Executive Officer pursuant to 18
        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*   Certification of the Company's Chief Financial Officer pursuant to 18
        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Filed herewith