Form 10QSB
period 2003-03-31
DEXTERITY SURGICAL INC
filed 2003-05-13
CIK 860131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                      to

Commission File Number 0-20532

DEXTERITY SURGICAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	74-2559866
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12961 Park Central, Suite 1300
San Antonio, Texas 78216
(Address of principal executive offices)

(210) 495-8787
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

On May 12, 2003, there were outstanding 12,121,492 shares of common stock, $.001 par value, of the registrant.

Transitional Small Business Disclosure Format (Check one) Yes        No   X

DEXTERITY SURGICAL, INC.

FORM 10-QSB

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DEXTERITY SURGICAL, INC.
BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	103,536	$159,836
Accounts receivable, trade, net	58,386	310,221
Accounts receivable, related party	4,924	4,924
Inventories, net	50,047	79,015
Prepaid expenses	84,077	98,850

Total current assets	300,970	652,846
Property and Equipment, net	127,668	142,098
Other Assets:
Licensed technology rights and other intangible assets, net	2,209,153	2,411,636
Deferred finance charges	47,124	65,832

	2,256,277	2,477,468

Total Assets	$2,684,915	$3,272,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,671,050	$2,871,271
Accrued liabilities	1,642,794	1,429,428
Current portion of long-term debt obligations, including debt and royalty obligations in default	9,558,994	9,114,144

Total current liabilities	13,872,838	13,414,843
Royalty Obligation, net of current portion	2,640,700	2,929,418
Minority Interest	—	47,248
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 2,445 shares issued and outstanding	2	2
Common stock, $.001 par value; 50,000,000 shares authorized; 12,121,492 shares issued and outstanding	12,122	12,122
Additional paid-in capital	34,733,804	34,733,804
Accumulated deficit	(48,574,551)	(47,865,025)

Total stockholders’ deficit	(13,828,623)	(13,119,097)

Total Liabilities and Stockholders’ Deficit	$2,684,915	$3,272,412

See notes to financial statements.

DEXTERITY SURGICAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended March 31,

	2003	2002

Net Sales	$250,177	$175,489
Cost and Expenses:
Cost of sales	150,074	93,391
Selling, general and administrative	190,797	244,176
Depreciation and amortization	232,813	261,908

	573,684	599,475

Loss from Operations	(323,507)	(423,986)
Other Income (Expense):
Interest expense	(386,019)	(376,515)

Net Loss	(709,526)	(800,501)
Less dividend requirement on cumulative convertible preferred stockholders	(48,900)	(48,900)

Net loss applicable to common stockholders	$(758,426)	$(849,401)

Basic and Diluted Loss Per Share of Common Stock	$(.06)	$(.07)

Weighted Average Shares Used In Computing Basic and Diluted Loss Per Share of Common stock	12,121,492	12,121,492

See notes to financial statements.

DEXTERITY SURGICAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31

	2003	2002

Operating Activities
Net loss	$(709,526)	$(800,501)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	232,813	261,908
Accretion of royalty obligation	156,132	180,201
Amortization of deferred finance charges	18,708	18,708
Adjustments due to dissolution of subsidiary	(47,247)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	251,835	173,448
Accounts receivable, related party	—	4,635
Inventories	28,967	10,163
Prepaid and other assets	14,773	20,479
Accounts payable	(200,221)	(963)
Accrued liabilities	213,366	119,212

Net cash (used) by operating activities	(40,400)	(12,710)

Investing Activities
Purchase of property and equipment	(15,900)	—

Net cash (used) by investing activities	(15,900)	—

Change in cash and cash equivalents	(56,300)	(12,710)
Cash and cash equivalents, beginning of period	159,836	59,008

Cash and Cash Equivalents, End of Period	$103,536	$46,298

See notes to financial statements.

DEXTERITY SURGICAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

March 31, 2003

NOTE 1 – BASIS OF PRESENTATION

The financial statements include the accounts of Dexterity Surgical, Inc. (the “Company”). The Company has an 82% ownership in ValQuest Medical, Inc., an inactive subsidiary with no assets or liabilities which is in the process of being legally dissolved. Accordingly, these financial statements are not considered to be “consolidated” as all assets, liabilities and operations are directly within Dexterity. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2002, included in the Company’s Form 10–KSB.

At March 31, 2003, the Company had an accumulated deficit of approximately $48.6 million. During the quarters ended March 31, 2003 and 2002, the Company incurred net losses of approximately $710,000 and $801,000 respectively. It is likely that the Company will continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. The Company’s cumulative losses have been funded primarily through its initial public offering of common stock, private sales of common stock and preferred stock, debt financing, and the sale of convertible Debentures. As discussed in Note 6, the Company is in default with respect to all its debt and other long-term obligations in the total amount of approximately $12,200,000 at March 31, 2003, and does not have sufficient resources to satisfy any of these obligations. The Company is in negotiations attempting to restructure its debt and other long-term obligations. However, there can be no assurance that the Company will be able to restructure these obligations. IF THE RESTRUCTURING IS NOT SUCCESSFUL WE WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

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

The Company’s common stock (trading symbol: DEXT) was delisted from the NASDAQ SmallCap Market on October 24, 2000. Trading in the common stock is now conducted on the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, the liquidity of the Company’s common stock is impaired, not only in the number of shares bought and sold, but also through delays in the timing of the transactions, reduction in security analysts’ and the news media’s coverage.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured.

Commissions earned are recognized when customer orders are placed with product suppliers. Customers may return products in the event of product defect or inaccurate order fulfillment. The Company maintains an allowance for sales returns based upon a historical analysis of returns. Substantially all returns relate to inaccurate order fulfillment, and generally are not significant.

Licensed Technology Rights: Licensed technology rights are amortized upon the commencement of commercial sales of the underlying products. The carrying value of the licensed technology is periodically reviewed by the Company with impairments being recognized when the expected future operating cash flows derived from such licensed technology rights is less than their carrying value.

NOTE 3 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three months ended March 31, 2003 and 2002, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 – POSSIBLE SALE OF MAJOR ASSET AND LITIGATION SETTLEMENT

On February 17, 2003, the Company announced the execution of a letter of intent with Davol, Inc. (“Davol”), whereby Davol has agreed to purchase substantially all assets of the Company relating to the Protractor line in consideration for cash of $7 million. Any transaction with Davol will be subject to numerous conditions to closing, including approval of the stockholders and creditors of the Company, completed due diligence by Davol to its satisfaction, approval of the Board of Directors of Davol, execution and delivery of a definitive purchase and sale agreement satisfactory to the Company and Davol, termination of the distribution rights relating to the Protractor line and the restructure of certain intellectual property rights relating to the Protractor line and other conditions.

On September 11, 2002, the Company entered into an agreement with United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, which could ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement are as follows:

•	The Company represents and warrants it is in the process of negotiating the sale of the Dexterity Protractor line.

•	Within seven (7) days of the closing of the sale, but no later than April 21, 2003, the Company will pay U.S. Surgical $ 800,000 in full settlement of the $ 2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company’s books and records. Cost of litigation settlement of $ 287,000 was recorded in September 2002.

•	Should the sale of the asset not take place, U.S. Surgical may enforce a Stipulated Judgment for $2,500,000 in favor of U.S. Surgical as filed by both parties on September 30, 2002.

•	However, should the sale close, U.S. Surgical has executed a satisfaction of judgment which will be filed on the ninety-first day after payment of $ 800,000 upon closing.

If and when the sale of the Protractor line closes, the Company will owe approximately $ 325,000 to $700,000 in additional legal fees.

As stated above, pursuant to the settlement agreement with U.S. Surgical, the Company was required to pay U.S. Surgical $800,000 no later than April 21, 2003. As of May 9, 2003, the Company has not made the $800,000 payment to U.S. Surgical. Accordingly, U.S. Surgical may enforce its $2,500,000 judgment at any time. The Company is currently negotiating an extension of the April 21, 2003 payment; however, there can be no assurance that U.S. Surgical will grant us an extension or that U.S. Surgical will not decide to enforce its judgment.

The inventory and licensed technology rights related to the Protractor line have not been reclassified to Assets to be disposed of due to the number on contingencies related to ultimate consummation of the sale.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On February 25, 2003, Surgical Visions I, Inc. and various individuals, including K.C. Fadem, a former director of the Company, filed a lawsuit in the 166th Judicial District Court in Bexar County, Texas, against the Company, Teleflex, Incorporated, and certain of the Company’s officers and directors alleging, among other things, conspiracy to defraud minority shareholders, breach of fiduciary duty, falsification of corporate minutes, issuance of false and misleading public filings and press releases, and bribery. The plaintiffs are seeking unspecified compensatory damages. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed that the Company had underpaid royalties owed him on the Company’s products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. Accordingly, as a compromise, a contingent note payable was issued in May of 2002 by the Company to Mr. Rambo in the amount of $116,421. This note is payable only upon the occurrence of any one of certain events, including sale of the Company or sale of any of the Company’s major product lines, which includes the Protractor line.

The Company is contingently liable to its legal counsel relative to the U.S. Surgical litigation for approximately $325,000 to $700,000 should the sale of the Protractor line as described in Note 4 occur.

The Company is also a party to claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the other claims or proceedings to which the Company is a party would have a material adverse effect on the Company’s financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company’s results of operations for the interim period in which such resolution occurred.

NOTE 6 – DEBT AND OTHER LONG-TERM OBLIGATIONS

All of the Company’s debt and other long-term obligations are in default. Amounts outstanding are as follows:

	March 31,	December 31,
	2003	2002

(1) Dexterity notes	$1,000,000	$1,000,000
(2) Line of credit	645,995	645,995
(3) Royalty obligations	7,921,136	7,765,004
(4) Convertible Debentures	2,632,563	2,632,563

Total long-term debt and other obligations	12,199,694	12,043,562
Less current portion	9,558,994	9,114,144

Total long-term portion of debt and other obligations	$2,640,700	$2,929,418

(1)  Unsecured notes payable related to Dexterity acquisition, bearing interest at 12%, interest due quarterly, matured in October 2001. The Company is in default with respect to this obligation and does not have sufficient resources to satisfy this obligation in the event of demand for payment.

(2)  Revolving line of credit secured by accounts receivable, inventories, and intangible assets. In May 2001, Teleflex, Inc., a major stockholder in the Company, purchased this instrument from the previous lender. The outstanding balance accrues interest at prime plus 1.5%, plus an additional 3% due to the Company’s default on the line of credit. There are no additional funds available under the current borrowing base. The Company is in default with respect to this obligation and does not have sufficient resources to satisfy this obligation in the event of demand for payment.

(3)  Royalty obligations related to Dexterity acquisition, subject to annual minimum payments over a period of seven years commencing in 1999 and discounted at 12%, plus an additional 12% on royalties not paid when due. The minimum payments aggregate approximately $9.7 million over the seven-year royalty period. The Company is in default with respect to this obligation and does not have sufficient resources to satisfy this obligation in the event of demand for payment.

(4)  In December 1997, the Company sold 250,000 shares of common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance), in a private placement for aggregate proceeds of $1,000,000, and placed $3,000,000 in 9% convertible Debentures with Renaissance. As such, the entire balance due of $2,632,563 has been classified as a current liability at March 31, 2003. The Debentures are secured by substantially all assets of the Company and require monthly payments of interest. The Company is in default with respect to this obligation.

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

NOTE 7 – PREFERRED STOCK PLACEMENTS AND PREFERRED DIVIDENDS IN ARREARS

The Company has authorized 2,000,000 shares of preferred stock of which 2,445 shares are outstanding at March 31, 2003. Please refer to the Company’s Form 10-KSB as of December 31, 2002 for a full description of these placements.

The Company is in arrears on its preferred stock placements as follows at March 31, 2003:

Series C preferred stock	$40,000
Series B preferred stock	102,500
Series A preferred stock	102,000

Total dividends in arrears	$244,500

NOTE 8 – WECK SALES DISTRIBUTION AGREEMENT

On September 29, 2000, the Company signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity® Pneumo Sleeve® and the Dexterity® Protractor® in the United States. The agreement also covers international distribution, except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities.

In September 2001, the Company and WCS amended the agreement, which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continued its exclusive right to distribute the Dexterity® Protractor®; however, WCS distributes the Dexterity® Pneumo Sleeve® on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003.

Sales to WCS and affiliates represented 38% of the Company’s net sales for the quarter ended March 31, 2003.

NOTE 9 – FAIR VALUE OF STOCK OPTIONS

At March 31, 2003, the Company has a stock-based employee compensation plan which is described more fully in Note D, “Stockholder’s Equity,” to the December 31, 2002 audited consolidated financial statements contained in the Company’s annual report of Form 10-KSB. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three month periods ended March 31:

	Three Months
	Ended March 31

	2003	2002

Net (loss) as reported	$(709,526)	$(800,501)
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(6,344)	(24,500)

Pro forma (loss)	$(715,870)	$(825,001)

(Loss) per common share:
Basic, as reported	$(.06)	$(.07)
Basic, pro forma	(.06)	(.07)
Diluted, as reported	(.06)	(.07)
Diluted, pro forma	(.06)	(.07)

The stock-based compensation expense reported above of $6,344 includes the effect of repricing a total of 884,400 options, previously granted to the Company’s officers and directors, to the current market price of $.003 per common stock share on April 1, 2003.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Certain statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 2 regarding the Company’s financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company’s management are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company’s ability to obtain additional funding, the Company’s ability to restructure its cash obligation, demand for and acceptance of the Company’s products, the level of competition in the marketplace, the ability of the Company’s customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, and in the Company’s annual, quarterly and other reports filed with the SEC (collectively “cautionary statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

Overview

From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. As of March 31, 2003, the Company had an accumulated deficit of approximately $48,600,000. The Company will likely continue to incur losses. There can be no assurance that the Company will ever achieve profitability.

The Company’s future operating results will depend on many factors, including dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company’s ability to obtain additional funding, the Company’s ability to restructure its cash obligation, demand for and acceptance of the Company’s products, the level of competition in the marketplace, the ability of the Company’s customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

In January 1998, the Company acquired approximately 20% of the common stock of Dexterity Incorporated (“Dexterity”), a business development subsidiary of Teleflex, Inc. In March 1999, the Company acquired the remaining common stock of Dexterity by merging Dexterity into the Company (the “Dexterity Merger”) pursuant to a Plan of Merger and Acquisition agreement between the Company and Dexterity (the “Dexterity Agreement”). Simultaneous with the merger, the Company changed its name to Dexterity Surgical, Inc.

On September 29, 2000, the Company announced it had signed an exclusive agreement with Weck Closure Systems (WCS) to distribute the Dexterity® Pneumo Sleeve® and the Dexterity® Protractor® in the United States. The agreement also covers international distribution, except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company combined elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities.

In September 2001, the Company and WCS amended the agreement, which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continued its exclusive right to distribute the Dexterity® Protractor®; however, WCS distributes the Dexterity® Pneumo Sleeve® on a non-exclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003.

1st quarter sales to WCS and affiliates represented 38% of the Company’s net sales in 2003 and 0% in 2002.

Liquidity and Capital Resources

On February 17, 2003, the Company announced the execution of a letter of intent with Davol, Inc. (“Davol”), whereby Davol has agreed to purchase substantially all assets of the Company relating to the Protractor line in consideration for cash of $7 million. Any transaction with Davol will be subject to numerous conditions to closing, including approval of the stockholders and creditors of the Company, completed due diligence by Davol to its satisfaction, approval of the Board of Directors of Davol, execution and delivery of a definitive purchase and sale agreement satisfactory to the Company and Davol, termination of the distribution rights relating to the Protractor line and the restructure of certain intellectual property rights relating to the Protractor line and other conditions.

By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed that the Company had underpaid royalties owed him on the Company’s products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. Accordingly, as a compromise, a contingent note payable was issued in May of 2002 by the Company to Mr. Rambo in the amount of $116,421. This note is payable only upon the occurrence of any one of certain events, including sale of the Company and sale of any of the Company’s major product lines which includes the Protractor line.

All of the Company’s debt and other long-term debt obligations are in default, totaling $12,200,000 at March 31, 2003. See note 6 to the financial statements for a more detailed discussion. The Company does not have sufficient resources to satisfy these obligations in the event of demand for payment.

At March 31, 2003, the Company had current assets of $300,000 and current liabilities of $13,900,000 resulting in a working capital deficit of $13,600,000. This compares to a working capital deficit of $12,800,000 at December 31, 2002. The increase in working capital deficit is primarily due to the operating losses incurred during the first quarter of 2003.

The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At March 31, 2003, the outstanding balance due on such line of credit was $645,995 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed below) triggered the cross-default clause in the line of credit agreement. Therefore, the lender has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex, Inc., a major shareholder in the Company, purchased this instrument from the previous lender. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 4.5% continues to accrue.

For the three month period ended March 31, 2003, operating activities used net cash of $40,400 and investment activities consumed $ 15,900.

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

Results of Operations

For the three months ended March 31, 2003, the Company reported a loss from operations of $324,000, as compared with a loss from operations of $424,000 for the three months ended March 31, 2002.

Sales increased 43% in the first quarter 2003 as compared with the same period in 2002. Net sales were $250,000 for the first quarter of 2003 and $175,000 for the first quarter of 2002. The increase was due primarily to the fact there were no sales to WCS in the first quarter of 2002.

Gross profit from sales in the first quarter was $100,000 in 2003 versus $82,000 in 2002. The corresponding gross profit margins decreased to 40% in 2003 from 47% in 2002.

For the first quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company’s infrastructure, decreased 22% to $191,000 in 2003 from $244,000 in 2002. The decline in these expenses was primarily due to cost cutting actions taken by the Company. The Company continues to strive to reduce fixed costs whenever possible.

Depreciation and amortization expense decreased 11% to $233,000 for the first quarter of 2003 from $262,000 for the first quarter of 2002. These declines are due to a much smaller licensed technology asset base.

Interest expense was $386,000 for the quarter ended March 31, 2003 and $377,000 for the comparable 2002 quarter. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit, and interest on the note payable due to the former stockholders of Dexterity.

Item 3. Controls and Procedures

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On February 25, 2003, Surgical Visions I, Inc. and various individuals, including K.C. Fadem, a former director of the Company, filed a lawsuit in the 166th Judicial District Court in Bexar County, Texas, against the Company, Teleflex, Incorporated, and certain of the Company’s officers and directors alleging, among other things, conspiracy to defraud minority shareholders, breach of fiduciary duty, falsification of corporate minutes, issuance of false and misleading public filings and press releases, and bribery. The plaintiffs are seeking unspecified compensatory damages. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

On September 11, 2002, the Company entered into an agreement with United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, which could ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement are as follows:

•	The Company represents and warrants it is in the process of negotiating the sale of the Dexterity Protractor line.

•	Within seven (7) days of the closing of the sale, but no later than April 21, 2003, the Company will pay U.S. Surgical $ 800,000 in full settlement of the $ 2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company’s books and records. Cost of litigation settlement of $ 287,000 was recorded in September 2002.

•	Should the sale of the asset not take place, U.S. Surgical may enforce a Stipulated Judgment for $ 2,500,000 in favor of U.S. Surgical as filed by both parties on September 30, 2002.

•	However, should the sale close, U.S. Surgical has executed a satisfaction of judgment which will be filed on the ninety-first day after payment of $ 800,000 upon closing.

If and when the sale of the asset closes, the Company will owe approximately $325,000 to $700,000 in contingent legal fees.

Although the Company is pursuing the sale of the Dexterity® Protractor® line, two significant approvals must be obtained prior to the sale being consummated: 1) the sale will require shareholder approval through the formal proxy process and a special shareholders meeting and 2) two secured creditors, who are owed amounts of $ 2,632,563 and $ 645,995 at March 31, 2003, must agree to both the sale and an agreement on settlement of the Company’s debt. Accordingly, because of the significance of the above items, the major asset has not been classified as available for sale at March 31, 2003.

By letter dated February 7, 2002, Robert Rambo, President of MCT, claimed that the Company had underpaid royalties owed him on the Company’s products sold by Weck Closure Systems and requested the Company to recompute such royalties and tender payment for any short-fall. Accordingly, as a compromise, a contingent note payable was issued in May of 2002 by the Company to Mr. Rambo in the amount of $116,421. This note is payable only upon the occurrence of any one of certain events, including sale of the Company or sale of any of the Company’s major product lines, which includes the Protractor line.

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

Item 3. Defaults Upon Senior Securities

All of the Company’s debt and other long-term obligations are in default.

The Company’s convertible Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. The delisting of the Company’s common stock in October 2000, as discussed in Note 1 of the financial statements, also created an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 is classified as a current liability as of March 31, 2003. The Company is not current on its interest and principal repayment obligations and currently does not have, nor does it believe it could obtain, sufficient resources to fund these amounts.

The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company is pledged as a collateral. At March 31, 2003, the outstanding balance due in such a line of credit was $646,000 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed above) triggered the cross-default clause in the line of credit agreement. Therefore, the lender has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex Incorporated, a major shareholder in the Company, purchased this instrument from the previous lender. Teleflex Incorporated and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 4.5% continues to accrue until negotiations are completed.

The Company is currently in default in the payment of principal and interest in the aggregate amount of $1,180,000 under the Notes due October 18, 2001 issued in the Dexterity Merger and does not have the available resources to pay the guaranteed minimum royalty related to the Dexterity Merger. As of March 31, 2003, such minimum royalty in arrears was $3,670,000. The Company currently does not have sufficient resources to fund these amounts.

Royalty obligations related to Dexterity acquisition, subject to annual minimum payments over a period of seven years commencing in 1999 and discounted at 12%, plus an additional 12% on royalties not paid when due. The minimum payments aggregate approximately $9.7 million over the seven-year royalty period. The Company is in default with respect to this obligation and does not have sufficient resources to satisfy this obligation in the event of demand for payment.

The Company has authorized 2,000,000 shares of preferred stock of which 2,445 shares are outstanding at March 31, 2003. Please refer to the Company’s Form 10-KSB as of December 31, 2002 for a full description of these placements. The Company is in arrears on its preferred stock placements as follows at March 31, 2003:

Series C preferred stock	$40,000
Series B preferred stock	102,500
Series A preferred stock	102,000

Total dividends in arrears	$244,500

Item 4. Submission of Matters to a Vote of Security Holders — Not Applicable

Item 5. Other Information – Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.

(b)	Report on Form 8-K.

On March 31, 2003, the Company issued a press release announcing its financial and operational results for the fourth quarter and full year of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXTERITY SURGICAL, INC. (Registrant)

Dated: May 12, 2003	By	/s/	RICHARD A. WOODFIELD

Richard A. Woodfield President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2003	By	/s/	RANDALL K. BOATRIGHT

Randall K. Boatright Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

CERTIFICATION

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

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date:	May 12, 2003
/s/ Richard A. Woodfield

Richard A. Woodfield President, Chief Executive Officer and Director (Principal Executive Officer)

CERTIFICATION

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

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date:	May 12, 2003
/s/ Randall K. Boatright

Randall K. Boatright Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.