Form 10QSB
period 2003-06-30
DEXTERITY SURGICAL INC
filed 2003-08-08
CIK 860131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to

Commission File Number 0-20532

DEXTERITY SURGICAL, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2559866 (I.R.S. Employer Identification No.)

12961 Park Central, Suite 1300
San Antonio, Texas 78216
(Address of principal executive offices)
(Zip Code)

(210) 495-8787
(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
On August 8, 2003, there were outstanding 12,121,492 shares of common stock, $.001 par value, of the registrant.

Transitional Small Business Disclosure Format (Check one) Yes             No    X

DEXTERITY SURGICAL, INC.

FORM 10-QSB

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DEXTERITY SURGICAL, INC.

BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$205,239	$159,836
Accounts receivable, trade, net	70,277	310,221
Accounts receivable, related party	—	4,924
Inventories, net	47,876	79,015
Prepaid expenses	54,945	98,850

Total current assets	378,337	652,846
Property and Equipment, net	101,442	142,098
Other Assets:
Licensed technology rights and other intangible assets, net	2,006,671	2,411,636
Deferred finance charges	28,416	65,832

	2,035,087	2,477,468

Total Assets	$2,514,866	$3,272,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,686,463	$2,871,271
Accrued liabilities	1,824,834	1,429,428
Current portion of long-term debt obligations, including debt and royalty obligations in default	10,003,844	9,114,144

Total current liabilities	14,515,141	13,414,843
Royalty Obligation, net of current portion	2,315,364	2,929,418
Minority Interest	—	47,248
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 2,445 shares issued and outstanding	2	2
Common stock, $.001 par value; 50,000,000 shares authorized; 12,121,492 shares issued and outstanding	12,122	12,122
Additional paid-in capital	34,733,804	34,733,804
Accumulated deficit	(49,061,567)	(47,865,025)

Total stockholders’ deficit	(14,315,639)	(13,119,097)

Total Liabilities and Stockholders’ Deficit	$2,514,866	$3,272,412

See notes to financial statements.

DEXTERITY SURGICAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net Sales	$626,540	$283,021	$876,717	$458,510
Cost and Expenses:
Cost of sales	251,069	161,747	401,143	255,138
Selling, general and administrative	280,705	267,795	471,502	511,971
Depreciation and amortization	232,812	259,825	465,625	521,733

	764,586	689,367	1,338,270	1,288,842

Loss from Operations	(138,046)	(406,346)	(461,553)	(830,332)

Other Income (Expense):
Interest expense	(348,970)	(340,649)	(734,989)	(717,164)

Net Loss	(487,016)	(746,995)	(1,196,542)	(1,547,496)
Less dividend requirement on cumulative convertible preferred stockholders	48,900	48,900	97,800	97,800

Net loss applicable to common stockholders	$(535,916)	$(795,895)	$(1,294,342)	$(1,645,296)

Basic and Diluted Loss Per Share of Common Stock	$(.04)	$(.07)	$(.11)	$(.14)

Weighted Average Shares Used In Computing Basic and Diluted Loss Per Share of Common stock	12,121,492	12,121,492	12,121,492	12,121,492

See notes to financial statements.

DEXTERITY SURGICAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30

	2003	2002

Operating Activities
Net loss	$(1,196,542)	$(1,547,496)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	465,626	521,733
Accretion of royalty obligation	275,646	336,334
Amortization of deferred finance charges	37,416	37,416
Adjustment due to dissolution of subsidiary	(47,248)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	239,944	169,228
Accounts receivable, related party	4,924	4,635
Inventories	31,139	69,750
Prepaid and other assets	43,905	(3,790)
Accounts payable	(184,808)	90,402
Accrued liabilities	395,406	275,950

Net cash provided (used) by operating activities	65,408	(45,838)

Investing Activities
Purchase of property and equipment	(20,005)	—

Net cash (used) by investing activities	(20,005)	—

Change in cash and cash equivalents	45,403	(45,838)
Cash and cash equivalents, beginning of period	159,836	59,008

Cash and Cash Equivalents, End of Period	$205,239	$13,170

See notes to financial statements.

DEXTERITY SURGICAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

June 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The financial statements include the accounts of Dexterity Surgical, Inc. (the “Company”). The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2002, included in the Company’s Form 10-KSB.

At June 30, 2003, the Company had an accumulated deficit of approximately $49,062,000. During the quarters ended June 30, 2003 and 2002, the Company incurred net losses of approximately $487,000 and $747,000 respectively. It is likely that the Company will continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. The Company’s cumulative losses have been funded primarily through its initial public offering of common stock, private sales of common stock and preferred stock, debt financing, and the sale of convertible Debentures. As discussed in Note 6, the Company is in default with respect to all its debt and other long-term obligations in the total amount of approximately $12,319,000 at June 30, 2003, and does not have sufficient resources to satisfy any of these obligations. The Company is in negotiations attempting to restructure its debt and other long-term obligations. However, there can be no assurance that the Company will be able to restructure these obligations. IF THE RESTRUCTURING IS NOT SUCCESSFUL WE WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

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

NOTE 3 — BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the six months ended June 30, 2003 and 2002, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE 4 — TERMINATION OF NEGOTIATIONS FOR SALE OF MAJOR ASSET AND LITIGATION SETTLEMENT

On June 3, 2003, the Company announced that Davol, Inc. and the Company had broken off negotiations related to the previously announced sale of substantially all assets of the Company relating to the Protractor line in consideration for cash of $7 million.

On September 11, 2002, the Company had entered into an agreement with United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, to ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement were as follows:

•	The Company represented and warranted it was in the process of negotiating the sale of the Dexterity Protractor line.

•	Within seven (7) days of the closing of the sale, but no later than April 21, 2003, the Company would pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company’s books and records. Cost of litigation settlement of $287,000 was recorded in September 2002.

Because the sale of the asset did not take place, U.S. Surgical may enforce a Stipulated Judgment, filed by the Company and U.S. Surgical on September 30, 2002, for $2,500,000 in its favor.

As stated above, the Company was required to pay U.S. Surgical $800,000 no later than April 21, 2003. The Company has not made the $800,000 payment to U.S. Surgical. Accordingly, U.S. Surgical may enforce its $2,500,000 judgment at any time. The Company is currently negotiating a new settlement agreement; however, there can be no assurance that U.S. Surgical will enter into another settlement agreement with the Company or that U.S. Surgical will not decide to enforce its judgment.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

On July 17, 2003, Medical Creative Technologies, Inc., and Robert D. Rambo filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania, against the Company alleging breach of contract with regards to several of the Company’s operative agreements. The plaintiffs are seeking approximately $270,000 cash and return of all rights to the Dexterity® Pneumo Sleeve® and the Dexterity® Protractor®. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

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

NOTE 6 — DEBT AND OTHER LONG-TERM OBLIGATIONS

All of the Company’s debt and other long-term obligations are in default. Amounts outstanding are as follows:

	June 30,	December 31,
	2003	2002

(1) Dexterity notes	$1,000,000	$1,000,000
(2) Line of credit	645,995	645,995
(3) Royalty obligations	8,040,650	7,765,004
(4) Convertible Debentures	2,632,563	2,632,563

Total long-term debt and other obligations	12,319,208	12,043,562
Less current portion	10,003,844	9,114,144

Total long-term portion of debt and other obligations	$2,315,364	$2,929,418

(1)	Unsecured notes payable related to Dexterity acquisition, bearing interest at 12%, interest due quarterly, matured in October 2001. The Company is in default with respect to this obligation and does not have sufficient resources to satisfy this obligation in the event of demand for payment.

(2)	Revolving line of credit secured by accounts receivable, inventories, and intangible assets. In May 2001, Teleflex, Inc., a major stockholder in the Company, purchased this instrument from the previous lender. The outstanding balance accrues interest at prime plus 1.5%, plus an additional 3% due to the Company’s default on the line of credit. There are no additional funds available under the current borrowing base. The Company is in default with respect to this obligation and does not have sufficient resources to satisfy this obligation in the event of demand for payment.

(3)	Royalty obligations related to Dexterity acquisition, subject to annual minimum payments over a period of seven years commencing in 1999 and discounted at 12%, plus an additional 12% on royalties not paid when due. The minimum payments aggregate approximately $9.7 million over the seven-year royalty period. The Company is in default with respect to this obligation and does not have sufficient resources to satisfy this obligation in the event of demand for payment.

(4)	In December 1997, the Company sold 250,000 shares of common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance), in a private placement for aggregate proceeds of $1,000,000, and placed $3,000,000 in 9% convertible Debentures with Renaissance. As such, the entire balance due of $2,632,563 has been classified as a current liability at June 30, 2003. The Debentures are secured by substantially all assets of the Company and require monthly payments of interest. The Company is in default with respect to this obligation.

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

NOTE 7 — PREFERRED STOCK PLACEMENTS AND PREFERRED DIVIDENDS IN ARREARS

The Company has authorized 2,000,000 shares of preferred stock of which 2,445 shares are outstanding at June 30, 2003. Please refer to the Company’s Form 10-KSB as of December 31, 2002 for a full description of these placements.

The Company is in arrears on its preferred stock placements as follows at June 30, 2003:

Series C preferred stock	$48,000
Series B preferred stock	123,000
Series A preferred stock	122,400

Total dividends in arrears	$293,400

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

Sales to WCS and affiliates represented 75% of the Company’s net sales for the quarter ended June 30, 2003 and 64% for the six months ended June 30, 2003.

NOTE 9 — FAIR VALUE OF STOCK OPTIONS

At June 30, 2003, the Company has a stock-based employee compensation plan which is described more fully in Note D, “Stockholder’s Equity,” to the December 31, 2002 audited consolidated financial statements contained in the Company’s annual report of Form 10-KSB. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the six month periods ended June 30:

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Net (loss) as reported	$(535,916)	$(795,895)	$(1,294,342)	$(1,645,296)
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,500)	(24,500)	(7,844)	(49,000)

	Three Months		Six Months
	Ended June 30		Ended June 30

	2003	2002	2003	2002

Pro forma (loss)	$(537,416)	$(820,395)	$(1,302,186)	$(1,694,296)

(Loss) per common share:
Basic, as reported	$(.04)	$(.07)	$(.11)	$(.14)
Basic, pro forma	(.04)	(.07)	(.11)	(.14)
Diluted, as reported	(.04)	(.07)	(.11)	(.14)
Diluted, pro forma	(.04)	(.07)	(.11)	(.14)

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

Overview

From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. As of June 30, 2003, the Company had an accumulated deficit of approximately $49,062,000. The Company will likely continue to incur losses. There can be no assurance that the Company will ever achieve profitability.

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

Second quarter sales to WCS and affiliates represented 75% of the Company’s net sales in 2003 and 44% for the quarter ended June 30, 2002.

Liquidity and Capital Resources

On June 3, 2003, the Company announced that Davol, Inc. and the Company had broken off negotiations related to the previously announced sale of substantially all assets of the Company relating to the Protractor line in consideration for cash of $7 million.

On September 11, 2002, the Company had entered into an agreement with United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, to ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement were as follows:

•	The Company represented and warranted it was in the process of negotiating the sale of the Dexterity Protractor line.

•	Within seven (7) days of the closing of the sale, but no later than April 21, 2003, the Company would pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company’s books and records. Cost of litigation settlement of $287,000 was recorded in September 2002.

Because the sale of the asset did not take place, U.S. Surgical may enforce a Stipulated Judgment, filed by the Company and U.S. Surgical on September 30, 2002, for $2,500,000 in its favor.

On July 17, 2003, Medical Creative Technologies, Inc., and Robert D. Rambo filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania, against the Company alleging breach of contract with regards to several of the Company’s operative agreements. The plaintiffs are seeking approximately $267,562 cash and return of all rights to the Dexterity® Pneumo Sleeve® and the Dexterity® Protractor®. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

All of the Company’s debt and other long-term debt obligations are in default, totaling $12,319,000 at June 30, 2003. See note 6 to the financial statements for a more detailed discussion. The Company does not have sufficient resources to satisfy these obligations in the event of demand for payment.

At June 30, 2003, the Company had current assets of $378,000 and current liabilities of $14,515,000 resulting in a working capital deficit of $14,137,000. This compares to a working capital deficit of $12,762,000 at December 31, 2002. The increase in working capital deficit is primarily due to the operating losses incurred during the first six months of 2003.

The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At June 30, 2003, the outstanding balance due on such line of credit was $645,995 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed below) triggered the cross-default clause in the line of credit agreement. Therefore, the lender has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex, Inc., a major shareholder in the Company, purchased this instrument from the previous lender. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 4.5% continues to accrue.

For the six month period ended June 30, 2003, operating activities provided net cash of $65,400 and investment activities consumed $20,000.

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

Results of Operations

For the three months ended June 30, 2003, the Company reported a loss from operations of $138,000 as compared with a loss from operations of $406,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, the Company reported a loss from operations of $462,000 versus a loss from operations of $830,000 for the comparable period of 2002. The decreased loss was primarily due to an increase in net sales.

Net sales increased 121% in the second quarter 2003 and 91% in the first six months of 2003 as compared with the same periods in 2002. Net sales were $627,000 for the second quarter of 2003 and $283,000 for the second quarter of 2002. Net sales for the first six months of 2003 and 2002 were $877,000 and $459,000 respectively. These increases were due primarily to the shipment of $475,000 of backlog sales orders that were delayed due to manufacturing problems. To reduce possible future manufacturing delays, the Company is changing the manufacturer of it’s proprietary products. Consequently, due to regulatory validation processing, sales of the Company’s proprietary products will be suspended for the 4-6 months transition period.

Gross profit from net sales in the second quarter was $375,000 in 2003 versus $121,000 in 2002. The corresponding gross profit margins increased to 60% in 2003 from 43% in 2002. For the six months ended June 30, gross profit was $476,000, or 54%, in 2003 and $203,000, or 44%, in 2002. The improvement in gross profit margins was primarily due to a greater percentage of higher margin proprietary products included in the mix of products sold.

For the second quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company’s infrastructure, increased 5% to $281,000 in 2003 from $268,000 in 2002. For the first six months of 2003, these expenses decreased 8% to $472,000 from $512,000. The increase in these expenses for the second quarter was primarily due to sales commissions paid on the increased sales revenue. The Company continues to strive to reduce fixed costs whenever possible.

Depreciation and amortization expense decreased 10% to $233,000 for the second quarter of 2003 from $260,000 for the second quarter of 2002. For the six month period, depreciation and amortization expenses declined 11% from $522,000 in 2002 to $466,000 in 2003. The decline is due primarily to a smaller licensed technology asset base.

Interest expense was $349,000 for the quarter ended June 30, 2003 and $341,000 for the same quarter in 2002, an increase of 2%. For the six months period, interest expense was $735,000 in 2003 and $717,000 in 2002, an increase of 2%. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit and interest on the note payable due to the former stockholders of Dexterity.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On July 17, 2003, Medical Creative Technologies, Inc., and Robert D. Rambo filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania, against the Company alleging breach of contract with regards to several of the Company’s operative agreements. The plaintiffs are seeking approximately $267,562 cash and return of all rights to the Dexterity Pneumo Sleeve and the Dexterity Protractor. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

On September 11, 2002, the Company had entered into an agreement with United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, to ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement were as follows:

•	The Company represented and warranted it was in the process of negotiating the sale of the Dexterity Protractor line.

•	Within seven (7) days of the closing of the sale, but no later than April 21, 2003, the Company would pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company’s books and records. Cost of litigation settlement of $287,000 was recorded in September 2002.

Because the sale of the asset did not take place, U.S. Surgical may enforce a Stipulated Judgment, filed by the Company and U.S. Surgical on September 30, 2002 for $2,500,000 in its favor.

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

The Company’s convertible Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least      .68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. The delisting of the Company’s common stock in October 2000, as discussed in Note 1 of the financial statements, also created an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 is classified as a current liability as of June 30, 2003. The Company is not current on its interest and principal repayment obligations and currently does not have, nor does it believe it could obtain, sufficient resources to fund these amounts. The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At June 30, 2003, the outstanding balance due on such line of credit was $645,995 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed above) triggered the cross-default clause in the line of credit agreement. Therefore, the lender has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex Incorporated, a major shareholder in the Company, purchased this instrument from the previous lender. Teleflex Incorporated and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 4.5% continues to accrue until negotiations are completed.

The Company is currently in default in the payment of principal and interest in the aggregate amount of $1,210,000 under the Notes due October 18, 2001 issued in the Dexterity Merger and does not have the available resources to pay the guaranteed minimum royalty related to the Dexterity Merger. As of June 30, 2003, such minimum royalty in arrears was $3,740,000. The Company currently does not have sufficient resources to fund these amounts.

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

The Company has authorized 2,000,000 shares of preferred stock of which 2,445 shares were outstanding at June 30, 2003. Please refer to the Company’s Form 10-KSB as of December 31, 2002 for a full description of these placements. The Company is in arrears on its preferred stock placements as follows at June 30, 2003:

Series C preferred stock	$48,000
Series B preferred stock	123,000
Series A preferred stock	122,400

Total dividends in arrears	$293,400

Item 4. Submission of Matters to a Vote of Security Holders — Not Applicable

Item 5. Other Information — Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).
3.2	Bylaws of the Registrant (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 19, 1992, Registration No. 33-49196).
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.1	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.

     (b)  Report on Form 8-K.

On May 14, 2003, the Company issued a press release announcing it’s financial and operational results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXTERITY SURGICAL, INC. (Registrant)

Dated: August 8, 2003	By	/s/ RICHARD A. WOODFIELD Richard A. Woodfield President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2003	By	/s/ RANDALL K. BOATRIGHT Randall K. Boatright Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.1	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.