Form 10QSB
period 2003-09-30
DEXTERITY SURGICAL INC
filed 2003-11-07
CIK 860131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

     On November 7,2003, there were outstanding 12,121,492 shares of common stock, $.001 par value, of the registrant.

Transitional Small Business Disclosure Format (Check one) Yes      No  X

DEXTERITY SURGICAL, INC.

FORM 10-QSB

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DEXTERITY SURGICAL, INC.
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2003	2002

	(Unaudited)
Current Assets:
Cash and cash equivalents	$49,148	$159,836
Accounts receivable, trade, net	62,250	310,221
Accounts receivable, related party	—	4,924
Inventories, net	45,838	79,015
Prepaid expenses	32,422	98,850

Total current assets	189,658	652,846
Property and Equipment, net	130,112	142,098
Other Assets:
Licensed technology rights and other intangible assets, net	1,797,192	2,411,636
Deferred finance charges	9,708	65,832

	1,806,900	2,477,468

Total Assets	$2,126,670	$3,272,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,673,227	$2,871,271
Accrued liabilities	2,067,236	1,429,428
Current portion of long-term debt obligations, including debt and royalty obligations in default	10,567,694	9,114,144

Total current liabilities	15,308,157	13,414,843
Royalty Obligation, net of current portion	1,990,028	2,929,418
Minority Interest	—	47,248
Commitments and Contingencies
Stockholders’ Deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 2,445 shares issued and outstanding	2	2
Common stock, $.001 par value; 50,000,000 shares authorized; 12,121,492 shares issued and outstanding	12,122	12,122
Additional paid-in capital	34,733,804	34,733,804
Accumulated deficit	(49,917,443)	(47,865,025)

Total stockholders’ deficit	(15,171,515)	(13,119,097)

Total Liabilities and Stockholders’ Deficit	$2,126,670	$3,272,412

See notes to financial statements.

DEXTERITY SURGICAL, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net Sales	$175,475	$936,822	$1,052,192	$1,395,332
Cost and Expenses:
Cost of sales	148,157	336,340	549,300	591,478
Selling, general and administrative	301,723	232,941	773,225	744,912
Depreciation and amortization	232,813	243,843	698,438	765,576
Impairment of investment	—	450,934	—	450,934
Cost of litigation settlement	—	286,903	—	286,903

	682,693	1,550,961	2,020,963	2,839,803

Loss from Operations	(507,218)	(614,139)	(968,771)	(1,444,471)
Other Income (Expense):
Interest expense	(348,658)	(340,740)	(1,083,647)	(1,057,904)

Net Loss	(855,876)	(954,879)	(2,052,418)	(2,502,375)
Less dividend requirement on cumulative convertible preferred stockholders	48,900	48,900	146,700	146,700

Net loss applicable to common stockholders	$(904,776)	$(1,003,779)	$(2,199,118)	$(2,649,075)

Basic and Diluted Loss Per Share of Common Stock	$(.07)	$(.08)	$(.18)	$(.22)

Weighted Average Shares Used In Computing Basic and Diluted Loss Per Share of Common stock	12,121,492	12,121,492	12,121,492	12,121,492

See notes to financial statements.

DEXTERITY SURGICAL, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30

	2003	2002

Operating Activities
Net loss	$(2,052,418)	$(2,502,375)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	698,438	765,576
Accretion of royalty obligation	395,160	492,465
Amortization of deferred finance charges	56,124	56,124
Impairment of investment	—	450,934
Adjustment due to dissolution of subsidiary	(47,248)	—
Changes in operating assets and liabilities:
Accounts receivable, trade	247,971	(98,356)
Accounts receivable, related party	4,924	9,384
Inventories	33,177	70,277
Prepaid and other assets	73,425	83,664
Accounts payable	(198,044)	238,024
Accrued liabilities	637,808	431,085

Net cash (used) by operating activities	(150,683)	(3,198)

Investing Activities
Purchase of property and equipment	(79,005)	—

Net cash (used) by investing activities	(79,005)	—

Financing Activities
Borrowings from line of credit	119,000	—

Net cash provided by financing activities	119,000	—

Change in cash and cash equivalents	(110,688)	(3,198)
Cash and cash equivalents, beginning of period	159,836	59,008

Cash and Cash Equivalents, End of Period	$49,148	$55,810

See notes to financial statements.

DEXTERITY SURGICAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

September 30, 2003

NOTE 1 — BASIS OF PRESENTATION

The financial statements include the accounts of Dexterity Surgical, Inc. (the “Company”). The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made which are, in the opinion of the Company, necessary for a fair presentation of the results of operations for the periods covered. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2002, included in the Company’s Form 10–KSB.

At September 30, 2003, the Company had an accumulated deficit of approximately $49,917,000. During the quarter ended September 30, 2003, the Company incurred a net loss of approximately $856,000 compared to a net loss of approximately $955,000 during the quarter ended September 30, 2002. It is likely that the Company will continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. The Company’s cumulative losses have been funded primarily through its initial public offering of common stock, private sales of common stock and preferred stock, debt financing, and the sale of convertible Debentures. As discussed in Note 6, the Company is in default with respect to all its debt and other long-term obligations in the total amount of approximately $12,558,000 at September 30, 2003, and does not have sufficient resources to satisfy any of these obligations. The Company is in negotiations attempting to restructure its debt and other long-term obligations. However, there can be no assurance that the Company will be able to restructure these obligations. IF THE RESTRUCTURING IS NOT SUCCESSFUL WE WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

During the past several years, the Company has taken steps to improve its operating results and anticipated cash flows by reducing selling, general, and administrative costs. The Company has also been attempting to negotiate new agreements to satisfy certain obligations with equity instruments. Based on current projections, management believes that the Company’s operating results will not generate sufficient working capital to sustain its operations throughout the next 12 months.

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

NOTE 3 — BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock holders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. As the Company had a net loss for the three and nine months ended September 30, 2003 and 2002, Diluted EPS equals Basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

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

On February 25, 2003, Surgical Visions I, Inc. and various individuals, including two former directors of the Company, filed a lawsuit in the 166th Judicial District Court in Bexar County, Texas, against the Company, Teleflex, Inc., and certain of the Company’s officers and directors alleging, among other things, conspiracy to defraud minority shareholders, breach of fiduciary duty, falsification of corporate minutes, issuance of false and misleading public filings and press releases, and bribery. The plaintiffs are seeking unspecified compensatory damages. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

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

NOTE 6 — DEBT AND OTHER LONG-TERM OBLIGATIONS

All of the Company’s debt and other long-term obligations are in default. Amounts outstanding are as follows:

	September 30,	December 31,
	2003	2002

(1) Dexterity notes	$1,000,000	$1,000,000
(2) Line of credit	764,995	645,995
(3) Royalty obligations	8,160,164	7,765,004
(4) Convertible Debentures	2,632,563	2,632,563

Total long-term debt and other obligations	12,557,722	12,043,562
Less current portion	10,567,694	9,114,144

Total long-term portion of debt and other obligations	$1,990,028	$2,929,418

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

(4) In December 1997, the Company sold 250,000 shares of common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance), in a private placement for aggregate proceeds of $1,000,000, and placed $3,000,000 in 9% convertible Debentures with Renaissance. The Debentures are secured by substantially all assets of the Company and require monthly payments of interest. The Company is in default with respect to this obligation and demand has been made for payment. As such, the entire balance due of $2,632,563 has been classified as a current liability at September 30, 2003

The Debentures are convertible into shares of the Company’s common stock, in whole or in part, at any time at the option of the holder at a price of $1.00 per share of common stock. The conversion price is subject to downward revision if the Company sells shares of its common stock, or securities convertible into shares of its common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures.

NOTE 7 — PREFERRED STOCK PLACEMENTS AND PREFERRED DIVIDENDS IN ARREARS

The Company has authorized 2,000,000 shares of preferred stock of which 2,445 shares are outstanding at September 30, 2003. Please refer to the Company’s Form 10-KSB as of December 31, 2002 for a full description of these placements.

The Company is in arrears on its preferred stock placements as follows at September 30, 2003:

Series C preferred stock	$56,000
Series B preferred stock	143,500
Series A preferred stock	142,800

Total dividends in arrears	$342,300

NOTE 8 — WECK SALES DISTRIBUTION AGREEMENT

On September 29, 2000, the Company signed an exclusive agreement under which Weck Closure Systems (WCS) will distribute the Dexterity® Pneumo Sleeve® and the Dexterity® Protractor® in the United States. The agreement also covers international distribution, except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company will combine elements of both sales forces under the WCS umbrella. The Company and WCS continue to operate as separate business entities.

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

Sales to WCS and affiliates represented 0% of the Company’s net sales for the quarter ended September 30, 2003 and 45% for the nine months ended September 30, 2003. There were no sales to WCS during the quarter because the Company is in the process of changing manufacturers of its proprietary products and was therefore unable to ship products to WCS. The Company expects sales to WCS to recommence in the 4th quarter of 2003. At September 30, 2003, the Company had a total backlog of $776,000 in sales orders from WCS.

NOTE 9 — FAIR VALUE OF STOCK OPTIONS

At September 30, 2003, the Company has a stock-based employee compensation plan which is described more fully in Note D, “Stockholder’s Equity,” to the December 31, 2002 audited consolidated financial statements contained in the Company’s annual report of Form 10-KSB. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the nine month periods ended September 30:

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2003	2002	2003	2002

Net (loss) applicable to common stockholders, as reported	$(904,776)	$(1,003,779)	$(2,199,118)	$(2,649,075)
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	—	(24,500)	(7,844)	(73,500)

Pro forma (loss)	$(904,776)	$(1,028,279)	$(2,206,962)	$(2,722,575)

(Loss) per common share:
Basic and diluted, as reported	$(.07)	$(.08)	$(.18)	$(.22)
Basic and diluted, pro forma	$(.07)	$(.08)	$(.18)	$(.22)

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

Overview

From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products. During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. As of September 30, 2003, the Company had an accumulated deficit of approximately $49,917,000. The Company will likely continue to incur losses. There can be no assurance that the Company will ever achieve profitability.

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

On September 29, 2000, the Company announced it had signed an exclusive agreement with Weck Closure Systems (WCS) to distribute the Dexterity® Pneumo Sleeve® and the Dexterity® Protractor® in the United States. The agreement also covers international distribution, except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company combined elements of both sales forces under the WCS umbrella. The Company and WCS continue to operate as separate business entities.

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

All of the Company’s debt and other long-term debt obligations are in default, totaling $12,558,000 at September 30, 2003. See note 6 to the financial statements for a more detailed discussion. The Company does not have sufficient resources to satisfy these obligations in the event of demand for payment.

At September 30, 2003, the Company had current assets of $190,000 and current liabilities of $15,308,000 resulting in a working capital deficit of $15,118,000. This compares to a working capital deficit of $12,762,000 at December 31, 2002. The increase in working capital deficit is primarily due to the operating losses during the first nine months of 2003, and reclassification of certain of its debt from long-term to current.

The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At September 30, 2003, the outstanding balance due on such line of credit was $765,000 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed below) triggered the cross-default clause in the line of credit agreement. Therefore, the lender has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex, Inc., a major shareholder in the Company, purchased this instrument from the previous lender. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 4.5% continues to accrue.

For the nine month period ended September 30, 2003, operating activities used net cash of $151,000, investment activities consumed $79,000 and borrowings on its line of credit provided $119,000.

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

Results of Operations

For the three months ended September 30, 2003, the Company reported a loss from operations of $507,000 as compared with a loss from operations of $614,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the Company reported a loss from operations of $969,000 versus a loss from operations of $1,444,000 for the comparable period of 2002. The decreased loss was primarily due to impairment of investment expenses and cost of litigation settlement recorded in 2002.

Net sales decreased 81% in the third quarter 2003 and 25% in the first nine months of 2003 as compared with the same periods in 2002. Net sales were $175,000 for the third quarter of 2003 and $937,000 for the third quarter of 2002. Net sales for the first nine months of 2003 and 2002 were $1,052,000 and $1,395,000 respectively. These decreases were primarily due to the fact that the Company was in the process of changing the manufacturer of its proprietary products in the third quarter of 2003. Consequently, due to regulatory validation processing, sales of the Company’s proprietary products have been suspended during the transition to the new manufacturer. At September 30, 2003, the Company had a total backlog of $776,000 in sales orders from WCS. It is anticipated that product shipments to WCS will resume in the fourth quarter of 2003.

Gross profit from net sales in the third quarter was $27,000 in 2003 versus $601,000 in 2002. The corresponding gross profit margins decreased to 16% in 2003 from 64% in 2002. For the nine months ended September 30, gross profit was $503,000, or 48%, in 2003 and $804,000, or 58%, in 2002. The decline in gross profit margins was primarily due to the Company’s inability to sell high margin proprietary products in the quarter due to the fact that the Company is changing the manufacturer of its proprietary products.

For the third quarter, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company’s infrastructure, increased 30% to $302,000 in 2003 from $233,000 in 2002. For the first nine months of 2003, these expenses increased 4% to $773,000 from $745,000. The increase in these expenses for the third quarter was primarily due to legal expenses incurred related to the Medical Creative Technologies, Inc. and Surgical Visions I, Inc. legal proceedings.

Depreciation and amortization expense decreased 5% to $233,000 for the third quarter of 2003 from $244,000 for the third quarter of 2002. For the nine month period, depreciation and amortization expenses declined 9% from $766,000 in 2002 to $698,000 in 2003. The decline is primarily due to a smaller licensed technology asset base.

Interest expense was $349,000 for the quarter ended September 30, 2003 and $341,000 for the same quarter in 2002, an increase of 2%. For the nine month period, interest expense was $1,084,000 in 2003 and $1,058,000 in 2002, an increase of 3%. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit and interest on the note payable due to the former stockholders of Dexterity.

Item 3. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

No legal proceedings were commenced by or against the Company during the three month period ended September 30, 2003 other than the previously reported lawsuit filed by Medical Creative Technologies, Inc. and Robert D. Rambo. No material developments occurred in any previously reported legal proceedings involving the Company during the same period.

Item 2. Changes in Securities

     (a) Not applicable.

     (b) Not applicable.

     (c) Not applicable.

     (d) Not applicable.

Item 3. Defaults Upon Senior Securities

All of the Company’s debt and other long-term obligations are in default.

The Company’s convertible Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. The delisting of the Company’s common stock in October 2000, as discussed in Note 1 of the financial statements, also created an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 is classified as a current liability as of September 30, 2003. The Company is not current on its interest and principal repayment obligations and currently does not have, nor does it believe it could obtain, sufficient resources to fund these amounts.

The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At September 30, 2003, the outstanding balance due on such line of credit was $764,995 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed above) triggered the cross-default clause in the line of credit agreement. Therefore, the lender has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex Incorporated, a major shareholder in the Company, purchased this instrument from the previous lender. Teleflex Incorporated and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 4.5% continues to accrue until negotiations are completed.

The Company is currently in default in the payment of principal and interest in the aggregate amount of $1,240,000 under the Notes due October 18, 2001 issued in the Dexterity Merger and does not have the available resources to pay the guaranteed minimum royalty related to the Dexterity Merger. As of September 30, 2003, such minimum royalty and delinquent penalties in arrears was $3,785,000. The Company currently does not have sufficient resources to fund these amounts.

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

The Company has authorized 2,000,000 shares of preferred stock of which 2,445 shares were outstanding at September 30, 2003. Please refer to the Company’s Form 10-KSB as of December 31, 2002 for a full description of these placements. The Company is in arrears on its preferred stock placements as follows at September 30, 2003:

Series C preferred stock	$56,000
Series B preferred stock	143,500
Series A preferred stock	142,800

Total dividends in arrears	$342,300

Item 4. Submission of Matters to a Vote of Security Holders — Not Applicable

Item 5. Other Information — Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	Bylaws of the Registrant (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 19, 1992, Registration No. 33-49196).

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.

(b)	Report on Form 8-K.

On August 8, 2003, the Company issued a press release announcing it’s financial and operational results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEXTERITY SURGICAL, INC. (Registrant)

Dated: November 7, 2003	By	/s/ RICHARD A. WOODFIELD

Richard A. Woodfield
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2003	By	/s/ RANDALL K. BOATRIGHT

Randall K. Boatright
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)
3.2	Bylaws of the Registrant (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 19, 1992, Registration No. 33-49196)
31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.