Form 10KSB
period 2003-12-31
DEXTERITY SURGICAL INC
filed 2004-03-29
CIK 860131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from. . . . . .to. . . . . .

Commission file number 0-20532

DEXTERITY SURGICAL, INC.

(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2559866 (I.R.S. Employer Identification No.)

5444 Westheimer Road, Suite 1970 Houston, Texas (Address of principal executive offices)	77056 (Zip Code)

Issuer’s telephone number, including area code: (713) 622-0516

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

     Issuer’s revenues for fiscal year ended December 31, 2003: $1,785,000.

     At March 12, 2004 (based upon the last reported sales price of $.045 per share), the aggregate market value of the Common Stock, $.001 par value, of the issuer held by non-affiliates was approximately $409,785.

     At March 12, 2004, there were outstanding 12,121,492 shares of Common Stock, $.001 par value, of the issuer.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Certain statements contained in this Form 10-KSB, including but not limited to statements made in this Item 1, “Description of Business,” and those made in Item 6, “Management’s Discussion and Analysis or Plan of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical fact included in this Item 1 regarding Dexterity Surgical, Inc. and its affiliates’ (collectively, the “Company”) financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, the Company’s ability to raise capital, the Company’s dependence on its sole manufacturer and sole distributor, the Company’s ability to distribute safe and effective products on a cost-effective basis, demand for and acceptance of the Company’s products, the level of competition in the marketplace, the ability of the Company’s customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, technological change, changes in industry practices, one-time events and other factors described herein, and in the Company’s annual, quarterly and other reports filed with the SEC (collectively, “cautionary statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

     In this Annual Report on Form 10-KSB, the “Company,” “we,” “our,” or “us” refers to Dexterity Surgical, Inc.

Current Financial Condition

     On July 17, 2003, Medical Creative Technologies, Inc. and Robert D. Rambo filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company alleging breach of contract with regard to several of the Company’s operative agreements. The plaintiffs are seeking approximately $267,562 cash and return of all rights to the Dexterity® Pneumo Sleeve® and the Dexterity® Protractor®. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

     On June 3, 2003, the Company announced that Davol, Inc. and the Company had broken off negotiations related to the previously announced sale of substantially all assets of the Company relating to the Dexterity Protractor line in consideration for cash of $7 million.

     On September 11, 2002, the Company had entered into an agreement with United States Surgical Corporation (“U.S. Surgical”), a division of Tyco Healthcare Group LP, to ultimately settle all claims and counterclaims between the two parties. The pertinent terms of the settlement agreement were as follows:

•	The Company represented and warranted it was in the process of negotiating the sale of the Dexterity Protractor line.

•	Within seven days of the closing of the sale, but no later than April 21, 2003, the Company would pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S.

Surgical currently recorded on the Company’s books and records. Cost of litigation settlement of $287,000 was recorded in September 2002.

     Because the sale of the asset did not take place, U.S. Surgical may enforce a Stipulated Judgment, filed by the Company and U.S. Surgical on September 30, 2002, for $2,500,000 in its favor.

     Virtually all debts and obligations of the Company are in default. The Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures and has not made required monthly principal and interest payments during 2003 because it lacked the funds to do so. Also, certain redemption rights of the holder of its convertible debentures were triggered by the delisting of the Company’s common stock from the NASDAQ SmallCap Market in 2000. Therefore, the Company is in default under the debentures and the holder has demanded immediate repayment of the entire amount outstanding, which was $2,632,563 at December 31, 2003. This default, in turn, invoked the cross-default clause in the Company’s line of credit agreement, under which $914,995 was outstanding at December 31, 2003. Further, the Company is in default on the $1,000,000 notes due on October 18, 2001 and does not have the available resources to pay the guaranteed minimum royalty, with a balance of $8,279,673 at December 31, 2003, due to the former stockholders of Dexterity Incorporated. The Company does not have sufficient resources to fund such amounts. The Company has attempted to make arrangements to restructure its cash obligations, including its debentures, line of credit and royalty obligations. However, these negotiations have not been successful. IF A RESTRUCTURING IS NOT SUCCESSFUL, THE COMPANY WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

General

     We are engaged in the distribution of instruments, equipment and surgical supplies used in hand-assisted laparoscopic surgery (“HALS”) through an exclusive distribution agreement with Weck Closure Systems, LLC (“WCS”).

     HALS is a hybrid between open and laparoscopic surgery during which the surgeon inserts one hand into the abdominal cavity during laparoscopic surgery. By having his or her hand in the abdomen when performing laparoscopic surgery, the surgeon has tactile feedback, rapid finger dissection, enhanced retraction capabilities and simplified homeostasis.

     The Dexterity Pneumo Sleeve is a device that allows the surgeon to insert one hand into the abdominal cavity while preserving the presence of air or gas in the preperitoneal space during laparoscopic surgery. This enabling technology is expected to greatly increase the number of advanced minimal access surgeries as well as the number of surgeons who perform these procedures. In addition to being used with the Dexterity Pneumo Sleeve, the Dexterity Protractor is used as a stand-alone product for open surgery, providing atraumatic retraction and wound protection.

     We acquired Dexterity Incorporated, a Delaware corporation (“Dexterity”), in March 1999. Dexterity was located in the Philadelphia, Pennsylvania metropolitan area and had the exclusive rights of the Dexterity Pneumo Sleeve and Dexterity Protractor proprietary instruments, equipments and supplies used in HALS. Effective with such acquisition, we changed our name from LifeQuest Medical, Inc. to Dexterity Surgical, Inc.

     We were incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, we completed our initial public offering of common stock, which is currently traded on the OTC Bulletin Board. Our executive offices are located at 5444 Westheimer Road, Suite 1970, Houston, Texas 77056, and our telephone number is (713) 622-0516.

Recent Developments

     On July 17, 2003, Medical Creative Technologies, Inc. and Robert D. Rambo filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company alleging breach of contract with regard to several of the Company’s operative agreements. The plaintiffs are seeking approximately $267,562 cash and return of all rights to the Dexterity Pneumo Sleeve and the Dexterity Protractor. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

     On June 3, 2003, the Company announced that Davol, Inc. and the Company had broken off negotiations related to the previously announced sale of substantially all assets of the Company relating to the Dexterity Protractor line in consideration for cash of $7 million.

     On September 11, 2002, the Company had entered into an agreement with U.S. Surgical, a division of Tyco Healthcare Group LP, to ultimately settle all claims and counter claims between the two parties. The pertinent terms of the settlement agreement were as follows:

•	The Company represented and warranted it was in the process of negotiating the sale of the Dexterity Protractor line.

•	Within seven days of the closing of the sale, but no later than April 21, 2003, the Company would pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company’s books and records. Cost of litigation settlement of $287,000 was recorded in September 2002.

     Because the sale of the asset did not take place, U.S. Surgical may enforce a Stipulated Judgment, filed by the Company and U.S. Surgical on September 30, 2002, for $2,500,000 in its favor.

     On September 29, 2000, we signed an exclusive agreement, effective July 1, 2000, under which WCS distributes the Dexterity Pneumo Sleeve and the Dexterity Protractor in the United States. The agreement also covers international distribution. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company combined elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities. In June 2001, the Company and WCS amended the agreement, which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continued its exclusive right to distribute the Dexterity Protractor; however, WCS will distribute the Dexterity Pneumo Sleeve on a nonexclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003. The WCS agreement may be renewed for one-year periods upon such terms as the parties may mutually agree. The exclusive agreement to distribute the Dexterity Protractor was extended until June 30, 2004 to allow time to negotiate a renewal. However, WCS did not agree to any guaranteed minimum purchase requirements during the extension period.

Dexterity Acquisition

     In January 1998, the Company acquired approximately 20% of the common stock of Dexterity, which was a business development subsidiary of Teleflex, Inc. In March 1999, the Company acquired the remaining capital stock of Dexterity by merging Dexterity into the Company (the “Dexterity Merger”), pursuant to a Plan of Merger and Acquisition Agreement between the Company and Dexterity (the “Dexterity Agreement”). Under the terms of the Dexterity Agreement, which was approved by the stockholders of the Company on March 18, 1999, the Dexterity stockholders, other than the Company (the “Former Dexterity Stockholders”), received an aggregate of:

•	$1,500,000 cash;

•	3,000,000 shares of common stock, $.001 par value (“Common Stock”), of the Company;

•	warrants to purchase an aggregate of 1,500,000 shares of Common Stock at an exercise price per share of $2.00 (the “Warrants”);

•	promissory notes in the aggregate amount of $1,000,000 (the “Notes”); and

•	a royalty for seven years in an amount equal to 15% of all sales of Dexterity products (the “Royalty”) pursuant to a royalty agreement (the “Royalty Agreement”) among the Company and the Former Dexterity Stockholders. The Royalty is subject to minimum annual payments which aggregate, over the seven years of the Royalty Agreement, approximately $9,695,095.

     We determined the fair market value of the above consideration to be approximately $16,000,000. We launched distribution of Dexterity’s primary products, the Dexterity Pneumo Sleeve and Dexterity Protractor, in March 1998. Simultaneous with the effectiveness of the Dexterity Merger, we changed our name from LifeQuest Medical, Inc. to Dexterity Surgical, Inc.

Proprietary Products

     The Company’s proprietary products are the Dexterity PneumoSleeve and the Dexterity Protractor. Medical Creative Technologies, Inc. (“MCT”) and the Company each own certain patents covering our proprietary products and share ownership of other patents covering these products. MCT has granted the Company an exclusive license to the patents it holds covering the Company’s proprietary products.

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

     The primary trend in the industry is toward cost containment. Payors and managed care organizations have been able to exercise greater influence through managed treatment and hospitalization patterns, including a shift from reimbursement on a retrospective basis to prospective limits for patient treatment. Hospitals have been severely impacted by the resulting cost restraints and are competing for business and becoming more sophisticated in management and marketing. The increasing use of managed care, centralized purchasing decisions, consolidations among hospitals and hospital groups, and integration of health care providers are continuing to affect purchasing patterns in the health care system. Purchasing decisions are often shared by a coalition of surgeons, nursing staff, and hospital administrators, with purchasing decisions taking into account whether a product reduces the cost of treatment and/or attracts additional patients to a hospital. All of these factors, along with competition, have contributed to continuing reductions in prices for our products and, in the near term, to slower acceptance of more advanced surgical procedures in which our products are used, given hospital and surgeon concerns as to the costs of training and reimbursement by payors. In addition, the primary care physician is expected to exercise significant influence on referrals of patients for surgical procedures under managed care.

     We could potentially benefit from this focus on cost containment and on managed care. Both minimally invasive surgery (“MIS”) and HALS decrease operating room time, including anesthesia and patient recovery time, and are highly cost effective. Doctors, patients, employers and payors all value decreased patient recovery time. This could lead to potential increases in volume as minimally invasive procedures are selected over alternative techniques. However, an undue focus on discrete costs or similar limits which fail to consider the overall value of these advanced procedures could adversely impact us. Some hospitals may also lose per night revenues through reduced postoperative care requirements as to procedures performed by MIS and HALS, which could influence their analysis of acceptance of newer procedures. We are adapting to this environment by promoting the cost effectiveness of our products, by striving to efficiently produce and/or distribute the highest quality products at the lowest cost, and by assisting hospitals and payors in achieving meaningful cost reductions for the health care system while retaining the quality of care permitted by our products.

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

Distribution

     We market our proprietary products to hospitals, purchasing groups and surgeons through WCS as our sole distributor. We distribute MIS products of other companies through independent contractors.

Competition

     The primary market in which we compete is the HALS instrument market. In the current healthcare environment, in which cost containment has become a significant factor in purchasing decisions by hospitals, the HALS instrument market is extremely competitive. We compete in the HALS market with Applied Medical, Smith & Nephew and Ethicon Endo-Surgery (“Ethicon”), a Johnson & Johnson company. The HALS market also competes with the MIS market. The MIS market is dominated by two large, well-positioned entities that are intensely competitive and frequently offer substantial discounts as a competitive tactic. U.S. Surgical is primarily engaged in developing, manufacturing and marketing surgical wound management products, and has historically been the firm most responsible for providing products that have led to the growth of the industry. U.S. Surgical supplies a broad line of products to the MIS industry, including products that facilitate access, assessment and treatment. Ethicon has made a major investment in the MIS field in recent years and is one of the leading suppliers of hospital products in the world. Furthermore, U.S. Surgical and Ethicon each utilize purchasing contracts that link discounts on the purchase of one product to purchases of other products in their broad product lines. Substantially all of the hospitals in the United States have purchasing contracts with one or both of these entities. Accordingly, customers may be dissuaded from purchasing access products from us to the extent it would cause them to lose discounts on products that they regularly purchase from U.S. Surgical or Ethicon.

     We believe that the primary competitive factors affecting our business are the safety and effectiveness of the products offered, ease of product use, product reliability, price, physician familiarity with the manufacturer and its products, distribution channels, third-party reimbursement policies and the timing of market introduction of our competitors’ products.

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

     The impact of competition will likely have a continuing effect on sales volumes and on the prices we charge. We face a formidable task in successfully gaining significant revenues within the MIS market. In order to succeed, management believes that the Company will need to objectively demonstrate substantial product benefits, and its sales effort must be able to present effectively such benefits to both clinicians and health care administrators as well as third-party payors.

     There can be no assurance that we will be able to successfully compete in the MIS market, and failure to do so would have a material adverse effect on our business, financial condition and results of operations.

Dependence on WCS and Apogee

     Because we have no sales, marketing, distribution or manufacturing capabilities, we will depend on third parties to successfully perform these functions on our behalf. We rely completely on WCS for sales, marketing and distribution of our products. WCS is a subsidiary of our largest shareholder. WCS currently sells products that are similar to and competitive with our products and may develop and commercialize, either alone or with others, other products that are similar to or competitive with the products we sell. Our agreement with WCS is subject to termination under various circumstances, including, in many cases, on short notice. If WCS terminated our distribution agreement, we would have difficulty arranging for another third-party to distribute our products and our business and financial condition would be materially impaired.

     We currently rely upon Apogee Medical, Inc. (Apogee) to manufacture our products. If this agreement is terminated or is not renewed, we believe other companies could manufacture our products. However, the transition from Apogee to another manufacturer could cause delays in shipments of our products and may reduce our revenues. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to market our products. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

     With the enactment in May 1976 of the Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the “FDC Act”), the FDA classified medical devices in commercial distribution into three classes, Class I, II or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls such as adequate labeling, premarket notification and adherence to Good Manufacturing Practices (“GMP”) regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of special controls such as performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices are devices which must receive premarket approval by the FDA pursuant to a

Premarket Approval (“PMA”) application to ensure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

     Most medical instruments introduced to the United States market are required by the FDA, as a condition of marketing, to secure either clearance of a premarket notification pursuant to Section 510(k) of the FDC Act (a “510(k) Notification”) or an approved PMA. Obtaining a PMA can take several years. In contrast, the process of obtaining a 510(k) Notification clearance requires the submission of substantially less data and generally involves a shorter review period.

     In general, clearance of a 510(k) Notification may be obtained if a manufacturer or distributor of medical devices can establish that a new device is “substantially equivalent” to a legally marketed medical device. The 510(k) Notification and the claim of substantial equivalence may have to be supported by various types of information indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. In addition to requiring clearance for new products, FDA rules typically require a filing and a waiting period prior to marketing modified versions of existing products. The Company anticipates that most of the products it develops will be eligible for the 510(k) Notification procedure. At this time, the FDA typically responds to a submission of a 510(k) Notification within 180 to 360 days. Market clearance may take three to 12 months or longer. In the event that the shorter 510(k) Notification procedure is not available, the Company will be required to file a PMA.

     Under the Safe Medical Devices Act of 1990 (“SMDA”), the FDA is directed to adopt new 510(k) Notification regulations which could potentially make the approval process for the Company’s products more time-consuming, difficult and expensive. The SMDA includes new provisions relating to postmarket surveillance requirements for certain types of devices and authorizes the FDA to adopt new controls to be applied to certain devices such as some currently being developed by the Company, including the promulgation of a performance standard, requirements for patient registries, distributor and purchaser reporting and imposition of guidelines.

     The process of obtaining necessary government approvals can be time-consuming and expensive. There can be no assurance that the necessary approvals will be obtained by the Company or, if they are obtained, that they will be obtained on a timely basis. Furthermore, the Company or the FDA may suspend clinical trials at any time upon a determination that the subjects or patients are being exposed to an unacceptable health risk. The FDA may also require postapproval testing and surveillance programs to monitor the effects of the Company’s products and the products it distributes as a condition of approval. Approvals that have been or may be granted are subject to continual review and surveillance programs required by regulatory agencies, and later discovery of previously unknown problems may result in product labeling restrictions or withdrawal of products from marketing.

     Manufacturers of medical devices marketed in the United States are required to adhere to applicable regulations setting forth detailed GMP requirements, which include testing, control and documentation requirements. Manufacturers also must comply with Medical Device Reporting (“MDR”) requirements which require that a firm report to the FDA certain adverse events associated with the Company’s devices. The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements and other applicable regulations. The FDA is using its statutory authority more vigorously during inspections of companies and in other enforcement matters. The FDA has promulgated new GMP regulations and MDR regulations, both of which will likely increase the cost of compliance with GMP requirements. The Company also is subject to numerous federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company’s business, financial condition or results of operations. Although the Company believes that it is in compliance with all applicable regulations of the FDA and the various states in which it operates, current regulations depend heavily on administrative interpretation and there can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company’s business, financial condition or results of operations. In addition, the potential effects on the Company of heightened enforcement of federal and state regulations cannot be predicted.

     All of the products manufactured by or on behalf of the Company have received all regulatory approvals as required, and the Company believes, to its best knowledge, that all of the products it distributes but does not manufacture have received all regulatory approvals as required. The Company currently has one 510(k) application for approval pending before the FDA for the improved Dexterity Protractor.

     In addition to the statutes and regulations enforced by the FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local statutes, regulations and ordinances, including those promulgated by the Environmental Protection Act and the Department of Labor. Regulations regarding the manufacture and sale of the Company’s products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business.

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

     The primary trend in the industry is toward consolidation and cost containment. Third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, have been able to exercise greater influence through managed treatment and hospitalization patterns, including a shift from reimbursement on a cost basis to per capita limits for patient treatment. Hospitals have been severely impacted by the resulting cost restraints. The increasing use of managed care, centralized purchasing decisions through group purchasing organizations, consolidations among hospitals and hospital groups, and integration of health care providers are continuing to affect purchasing patterns in the health care system. Purchasing decisions are often shared by a coalition of surgeons, nursing staff, and hospital administrators, with purchasing decisions taking into account whether a product reduces the cost of treatment and/or attracts additional patients to a hospital. Managed care providers are attempting to control the cost of health care by authorizing fewer elective surgical procedures. All of these factors have contributed to reduction in the volume growth of hospital purchasing and, in the near term, slower acceptance of more advanced surgical procedures in which our products are used, given hospital and surgeon concerns as to the costs of training and reimbursement by payors. There can be no assurance that the Company will not continue to be adversely affected by these matters. There can be no assurance as to the impact of cost containment on the Company’s future operations.

     The Company’s products are purchased by hospitals, physicians, and other health care providers, which bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Third-party payors may deny reimbursement if they determine that a product was not used in accordance with established payor protocol regarding cost-effective treatment methods or was used for an unapproved treatment. Increasingly, third-party payors are also contesting the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. There is no assurance that reimbursement for the Company’s products will be available or, if available, that payors’ reimbursement levels will not adversely affect the Company’s ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company’s products to obtain reimbursement from third-party payors, and changes in third-party payors’ policies towards reimbursement for procedures using the Company’s products, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Product Liability and Insurance

     The sale of HALS products by the Company entails the risk of product liability claims, involving both potential financial exposure and associated adverse publicity. The Company’s current product liability insurance coverage limits are $1,000,000 per occurrence and $2,000,000 in the aggregate, and there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the development, manufacture and sale of its current and potential products. In addition, the insurance is expensive and may not be available in the future on acceptable terms, or at all. In addition, if such insurance is available, there can be no assurance that the limits of coverage of such policies will be adequate. A successful product liability claim in excess of the Company’s insurance coverage could have a material adverse effect on the Company’s business, financial condition or results of operations.

     The Company’s products are purchased by hospitals, physicians, and other health care providers, which in turn bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care goods and services provided to their patients. Third-party payors may deny reimbursement if they determine that a product was not used in accordance with established payor protocol regarding cost-effective treatment methods or was used for an unapproved treatment. Increasingly, third-party payors are also contesting the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. There is no assurance that reimbursement for procedures performed by healthcare providers utilizing the Company’s products will be available or, if available, that the third-party payors’ reimbursement levels will not adversely affect the Company’s ability to sell its products on a profitable basis. Failure by hospitals and other users of the Company’s products to obtain reimbursement from third-party payors, and changes in third-party payors’ policies towards reimbursement for procedures utilizing the Company’s products, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Additional Business Risks

     History of Losses; Profitability Uncertain. The Company has experienced operating losses since its inception on January 1, 1989. At December 31, 2003, the Company had an accumulated deficit of approximately $50.5 million, including losses applicable to common stockholders of $2.9 million in 2003 and $3.4 million in 2002. Prior to 1996, the Company was a development stage company focused primarily on obtaining FDA approval of two medical devices. However, the Company determined not to initiate any further work on obtaining FDA approval of the devices and sold its rights to such devices for a cash payment and a royalty on all future sales of such devices in 1998. The Company generated revenues of approximately $1.8 million during the year ended December 31, 2003.

     There can be no assurance that the Company will not continue to incur losses, that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability.

     Future Additional Capital Requirements. Virtually all debts and obligations of the Company are in default. The Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures and has not made required monthly principal and interest payments during 2003 because it lacked the funds to do so. Also, certain redemption rights of the holder of its convertible debentures were triggered by the delisting of the Company’s common stock from the NASDAQ SmallCap Market in 2000. Therefore, the Company is in default under the debentures and the holder has demanded immediate repayment of the entire amount outstanding, which was $2,632,563 at December 31, 2003. This default, in turn, invoked the cross-default clause in the Company’s line of credit agreement, under which $914,995 was outstanding at December 31, 2003. Further, the Company is in default on the $1,000,000 notes due on October 18, 2001 and does not have the available resources to pay the guaranteed minimum royalty, with a balance of $8,279,673 at December 31, 2003, due to the former stockholders of Dexterity Incorporated. The Company does not have sufficient resources to fund such amounts. The Company has attempted to make arrangements to restructure its cash obligations, including its debentures, line of credit and royalty obligations. However, these negotiations have not been successful. IF A RESTRUCTURING IS NOT SUCCESSFUL, THE COMPANY WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

     Because we have no sales, marketing, distribution or manufacturing capabilities, we will depend on third parties to successfully perform these functions on our behalf. We have no sales, marketing, distribution or manufacturing capabilities. We rely completely on WCS Closure Systems for our sales, marketing and distribution of our products. WCS is a subsidiary of our largest shareholder. WCS currently sells products that are similar to and competitive with our products and may develop and commercialize, either alone or with others, other products that are similar to or competitive with the products we sell. Our agreement with WCS is subject to termination under various circumstances, including, in many cases, on short notice. If WCS terminated our distribution agreement, we would have difficulty arranging for another third-party to distribute our products and our business and financial condition would be materially impaired.

     We currently rely upon Apogee to manufacture our products. If this agreement is terminated or is not renewed, we believe other companies could manufacture our products. However, the transition from Apogee to another manufacturer could cause delays in shipments of our products and may reduce our revenues. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to market our products. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured products ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control and the possibility of termination or nonrenewal of the agreement by the third-party, based on its own business priorities, at a time that is costly or inconvenient for us.

     Private Placements. Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C cumulative convertible preferred stock, $.001 par value (“Series C Preferred Stock”), for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends are in arrears in the aggregate amount of $64,000. The Series C Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of common stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.00. The holders of Series C Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66 2/3% of the Series C Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. Since two or more quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors.

     Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively “Renaissance”) and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B cumulative convertible preferred stock, $.001 par value (“Series B Preferred Stock”), for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends are in arrears in the aggregate amount of $164,000. The Series B Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of common stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series B Preferred Stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series B Preferred Stock. The Company disputes the claim of such holders of Series B Preferred Stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series B Preferred Stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of common stock upon conversion of the Series B Preferred Stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series B Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66 2/3% of the Series B Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. Since two or more quarterly dividends payable on the Series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors.

     In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of Series A cumulative convertible preferred stock, $.001 par value (“Series A Preferred Stock”), for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred Stock were converted to 93,750 shares of common stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends are in arrears in the amount of $163,200. The Series A Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of common stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series A Preferred Stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series A Preferred Stock. The Company disputes the claim of such holders of Series A Preferred Stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series A Preferred Stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of common stock upon conversion of the Series A Preferred Stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66 2/3% of the Series A Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. Since two or more quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors.

     In December 1997, the Company sold 250,000 shares of common stock to Renaissance in a private placement for aggregate proceeds of $1,000,000 and placed $3,000,000 in 9% convertible debentures (the “Debentures”) with Renaissance. The Debentures are secured by substantially all of the assets of the Company. In March 2000, the Debentures were modified to provide that the interest payable between February 1, 2000 through January 31, 2001 shall be paid in shares of common stock, valued at $1.00 per share. Upon modification, 270,000 shares of common stock valued at $270,000 were issued in advance of interest due through January 31, 2001. The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. The delisting of the Company’s common stock in October 2000 also created an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 has been classified as a current liability as of December 31, 2003. The Company currently does not have, nor does it believe it could obtain, sufficient resources to fund such amount.

     The holders of the Debentures have the option to convert, at any time, all or a portion of the Debentures into shares of common stock at an initial price of $1.00 per share of common stock. The conversion price is subject to downward revision if the Company sells shares of its common stock, or securities convertible into common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 2,632,563 shares of common stock; however, since the conversion price is subject to downward adjustment and there is no minimum conversion price, the maximum number of shares of common stock which may be issued pursuant to the Debentures is undeterminable. The holders of the Debentures claim that the conversion price of the Debentures requires a downward adjustment to $.02 as a result of the shares of common stock issued by the Company in settlement of the Andrieni lawsuit in 2001. The Company disputes the claim of the Debenture holders and believes the conversion price should remain at $1.00. However, there can be no assurance that the Debenture holders will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required, upon conversion of the Debentures, to issue approximately 50 times the number of shares that would be issuable at a $1.00 conversion price. Any issuance of shares of common stock upon the conversion of the preferred stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of common stock issuable upon the conversion of preferred stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company’s stockholders rights will be diluted. Such uncertainty creates downward pressure on the public market price of the Company’s common stock. In the event such holders convert their Debentures or shares of preferred stock, as applicable, and sell a large number of shares of common stock into the public market over a short time, the market price for the common stock could decline. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18% annual yield on the principal balance, upon the occurrence of certain events, including the delisting of common stock from the NASDAQ SmallCap Market and certain “change of control” provisions, as defined in the Debentures, as they relate to the Company. As the common stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder has demanded immediate repayment of the entire amount. The Company may redeem the Debentures at its option, subject to certain share price and market activity levels being obtained. The Company’s right of redemption is subject to the holder’s prior right of conversion of the Debenture.

     Potential Adverse Effects of Conversion of Debentures and Preferred Stock and Exercise of Warrants. The Company cannot predict what effect, if any, (i) the conversion of the Debentures or preferred stock or exercise of warrants into Common Stock or (ii) the payment of interest and the Royalty in shares of Common Stock and/or the sale of such Common Stock into the public market will have on the market price of the Company’s Common Stock. Offers or sales of significant quantities of the Company’s Common Stock, or the perception that such sales may occur or have occurred, could adversely affect the market price. The conversion features of the Debentures and preferred stock operates such that the holders thereof receive more shares of the Common Stock upon conversion if the conversion price is adjusted downward as described above. The holders of the Debentures claim that the conversion price of the Debentures requires a downward adjustment to $.02 as a result of the shares of Common Stock issued by the Company in settlement of the Andrieni lawsuit. The Company disputes the claim of the Debenture holders and believes the conversion price should remain at $1.00. However, there can be no assurance that the Debenture holders will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required, upon conversion of the Debentures, to issue approximately 50 times the number of shares that would be issuable at a $1.00 conversion price. Any issuance of shares of Common Stock upon the conversion of the Preferred Stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of Common Stock issuable upon the conversion of the Preferred Stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company’s stockholders’ rights will be diluted. Such uncertainty creates downward pressure on the public market price of the Company’s Common Stock. In the event such holders convert their Debentures or shares of preferred stock, as applicable, and sell a large number of shares of Common Stock into the public market over a short time, the market price for the Common Stock could decline.

     Effects of Delisting from NASDAQ SmallCap Market; Lack of Liquidity of Low Priced Stocks. On October 24, 2000, the Company’s Common Stock was delisted from the NASDAQ SmallCap Market. Trading in the Common Stock is now conducted in the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, the liquidity of the Company’s Common Stock has been impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts’ and the news media’s coverage of the Company and lower prices for the Company’s securities.

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

     Stock Price Volatility. The stock market in general, and stocks of medical device companies and stocks traded on the “Bulletin Board” in particular, have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations have in the past and may continue in the future to adversely affect the market price of the Company’s Common Stock. In addition, the market price of the Common Stock has been and is likely to continue to be highly volatile. Factors such as fluctuations in the Company’s operating results, announcements of technological innovations or new products by the Company or its competitors, the FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents of proprietary rights, public concern as to the safety of products developed or marketed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, or the medical device industry generally or general market conditions may have a significant effect on the market price of the Company’s Common Stock.

     Shares Eligible for Future Sale or Issuance. Sales of shares of Common Stock by existing stockholders under Rule 144 of the Securities Act, or through the exercise of outstanding vested options or the conversion of the Debentures or preferred stock, could have an adverse effect on the price of the Common Stock. At March 15, 2004, virtually all of the 12,121,492 shares of Common Stock outstanding are eligible for sale in the public market. In addition, at December 31, 2003, there were outstanding options to acquire up to approximately 1,342,800 shares of Common Stock, warrants to acquire 1,547,500 shares of Common Stock, 2,632,563 shares of Common Stock issuable upon conversion of the Debentures (subject to being increased upon any downward adjustment to the conversion price as described above under “Potential Adverse Effects of Conversion of Debentures and Preferred Stock and Exercise of Warrants”), 662,338 shares of Common Stock issuable upon conversion of Series A Preferred Stock, 665,584 shares of Common Stock issuable upon conversion of the Series B Preferred Stock and 400,000 shares of Common Stock issuable upon conversion of Series C Preferred Stock. In the event a large number of shares are sold in the public market over a short period of time, the market price for Common Stock could decline.

     Rights Agreement. On June 21, 1995, the Board of Directors of the Company declared a dividend of one Common Stock purchase right (a “Right”) for each share of Common Stock outstanding. Each Right entitles the holder to purchase one share of the Company’s Common Stock at an initial exercise price of $7.00 per share, subject to adjustment, upon the terms and subject to the conditions set forth in a Rights Agreement dated as of June 20, 1995, between the Company and American Stock Transfer & Trust Company, as the Rights Agent. The Rights trade with the Common Stock and will not detach from the Common Stock or become exercisable until the earlier of (i) ten business days after a public announcement that a person or group of affiliated or associated persons (“Acquiring Person”) has acquired beneficial ownership of 15% or more of the Company’s Common Stock (a “Shares Acquisition Date”) and (ii) ten business days after the commencement of, or the first public announcement of an intention to make, a tender offer or exchange offer for the Common Stock, the consummation of which would result in beneficial ownership by a person or group.

     If any person or group acquires beneficial ownership of 15% or more of the outstanding shares of the Company’s Common Stock, each Right (other than the Rights held by the Acquiring Person, which shall be void) will entitle its holder to purchase at the exercise price an additional number of shares of Common Stock equal to the amount determined by dividing the exercise price by 50% of the then current market price of the Common Stock.

     In addition, if following the Shares Acquisition Date the Company is acquired in a merger or other business-combination transaction, or sells more than 50% of its assets or earning power to any person, each Right (other than those beneficially held by an Acquiring Person) will entitle its holder to purchase at the existing exercise price a number of shares of common stock of the acquiring company having twice the value of the exercise price.

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

     Certain Anti-takeover Effects of Provisions of the Certificate of Incorporation and Delaware Law. Certain provisions of the Delaware General Corporation Law (“DGCL”) and the Company’s Certificate of Incorporation could have the effect of making it more difficult for a third-party to acquire, or of discouraging a third-party from acquiring, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of Common Stock. These provisions of the DGCL and provisions of the Company’s Certificate of Incorporation may also have the effect of discouraging or preventing certain types of transactions involving an actual or threatened change of control of the Company (including unsolicited takeover attempts), even though such a transaction may offer the Company’s stockholders the opportunity to sell their stock at a price above the prevailing market price. The Company is subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date that the person became an interested stockholder unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the stockholder. Generally, an “interested stockholder” is a person who, together with affiliates and associates, owns (or within three years prior to such transaction did own) 15% or more of the corporation’s voting stock.

     The Company’s Certificate of Incorporation authorizes the issuance of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. The Board of Directors may issue one or more series of preferred stock, without any action on the part of the stockholders of the Company, the terms of which may adversely affect the rights of holders of Common Stock. Issuance of preferred stock, which may be accomplished through a public offering or a private placement, may dilute the voting power of holders of Common Stock (such as by issuing preferred stock with super voting rights) and may render more difficult the removal of current management, even if such removal may be in the stockholders’ best interests.

     The issuance of preferred stock, for example, could decrease the amount of earnings or assets available for distribution to the holders of Common Stock or could adversely affect the rights and powers, including voting rights, of the holders of Common Stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Common Stock, as well as having the anti-takeover effect discussed above. Further, the issuance of preferred stock may be used as an “anti-takeover” device without further action on the part of the stockholders. Although the Company issued 1,170 shares of preferred stock in August 1998, 1,000 shares of preferred stock in November 1998 and 25 shares of preferred stock in January 1999, it has no present intention to issue any additional shares of its preferred stock; however, there can be no assurance that it will not do so in the future.

     Non-payment of Dividends. The Company has never declared or paid dividends on Common Stock and does not anticipate paying dividends on Common Stock at any time in the foreseeable future. The terms of the convertible debentures and certain of the Company’s loan agreements restrict the payment of dividends on Common Stock.

Employees

     As of March 14, 2004, the Company employed four persons, all of whom were full-time. None of the Company’s employees are represented by a union for collective bargaining purposes. The Company considers its relations with its employees to be satisfactory.

Access to Company Information

     The Company electronically files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site

(http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically, including the Company.

ITEM 2. DESCRIPTION OF PROPERTY

     In November 2003, the Company moved its headquarters from San Antonio, Texas to Houston, Texas. The Company currently leases its corporate headquarters under a three year lease expiring November 30, 2006. During 2003, the Company incurred aggregate rental expense of approximately $44,000.

ITEM 3. LEGAL PROCEEDINGS

     On July 17, 2003, Medical Creative Technologies, Inc. and Robert D. Rambo filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania, against the Company alleging breach of contract with regard to several of the Company’s operative agreements. The plaintiffs are seeking approximately $267,562 cash and return of all rights to the Dexterity Pneumo Sleeve and the Dexterity Protractor. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

     On February 25, 2003, Surgical Visions I, Inc. and various individuals, including K.C. Fadem, a former director of the Company, filed a lawsuit against the Company, Teleflex, Incorporated and certain of the Company’s officers and directors alleging, among other things, conspiracy to defraud minority shareholders, breach of fiduciary duty, falsification of corporate minutes, issuance of false and misleading public filings and press releases, and bribery. The plaintiffs are seeking unspecified compensatory damages. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

     On September 11, 2002, the Company entered into an agreement with U.S. Surgical, a division of Tyco Healthcare Group LP, which could ultimately settle all claims and counterclaims between the two parties. Pursuant to the terms of the settlement agreement, U.S. Surgical may enforce a Stipulated Judgment for $2,500,000 in favor of U.S. Surgical as filed by both parties on September 30, 2002 because the Company was not successful in its attempt to negotiate the sale of the Dexterity Protractor product line.

     The Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party, including the case described above, would have a material adverse effect on the Company’s financial statements; however, due to the inherent uncertainty of litigation, the range of possible loss, if any, cannot be estimated with a reasonable degree of precision and there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company’s results of operations for the interim period in which such resolution occurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock trades on the OTC Bulletin Board under the symbol “DEXT” and commenced trading in August 1992. The following table presents the range of high and low sales prices for our common stock as reported by the OTC Bulletin Board for the periods indicated. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended	High	Low
December 31, 2003:
Fourth Quarter	$.0300	$.0060
Third Quarter	$.0150	$.0050
Second Quarter	$.0150	$.0020
First Quarter	$.0100	$.0020
December 31, 2002:
Fourth Quarter	$.0100	$.0010
Third Quarter	$.0250	$.0080
Second Quarter	$.0450	$.0080
First Quarter	$.0500	$.0150

     On March 12, 2004, the last reported sales price of our common stock on the OTC Bulletin Board was $.045 per share. At March 14, 2004, there were approximately 184 record holders of our common stock.

     We have never declared or paid cash dividends on our common stock and do not anticipate paying dividends on our common stock at any time in the foreseeable future.

     We have not sold any securities within the last three years without registering the securities under the Securities Act of 1933. We have not purchased any shares of our Common Stock in the last year and no purchases have been made on our behalf.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain statements contained in this Item 6, “Management’s Discussion and Analysis or Plan of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Specifically, all statements other than statements of historical fact included in this Item 6 regarding Dexterity Surgical, Inc. and its affiliates’ (collectively, the “Company”) financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company’s management, as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company’s management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company’s ability to obtain additional funding, the Company’s ability to restructure its cash obligations, demand for and acceptance of the Company’s products, the level of competition in the marketplace, the ability of the Company’s customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein, and in the Company’s annual, quarterly and other reports filed with the SEC (collectively “cautionary statements”). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not intend to update these forward-looking statements.

Current Financial Condition

     On June 3, 2003, the Company announced that Davol, Inc. and the Company had broken off negotiations related to the previously announced sale of substantially all assets of the Company relating to the Dexterity Protractor line in consideration for cash of $7 million.

     On September 11, 2002, the Company entered into an agreement with U.S. Surgical, a division of Tyco Healthcare Group LP, to ultimately settle all claims and counterclaims between the two parties. The pertinent terms of the settlement agreement were as follows:

•	The Company represented and warranted it was in the process of negotiating the sale of the Dexterity Protractor line.

•	Within seven days of the closing of the sale, but no later than April 21, 2003, the Company would pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company’s books and records. Cost of litigation settlement of $287,000 was recorded in September 2002.

     Because the sale of the asset did not take place, U.S. Surgical may enforce a Stipulated Judgment, filed by the Company and U.S. Surgical on September 30, 2002, for $2,500,000 in its favor.

     Virtually all debts and obligations of the Company are in default. The Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures and has not made required monthly principal and interest payments during 2003 because it lacked the funds to do so. Also, certain redemption rights of the holder of its convertible debentures were triggered by the delisting of the Company’s common stock from the NASDAQ SmallCap Market in 2000. Therefore, the Company is in default under the Debentures and the holder has demanded immediate repayment of the entire amount outstanding, which was $2,632,563 at December 31, 2003. This default, in turn, invoked the cross-default clause in the Company’s line of credit agreement, under which $914,995 was outstanding at December 31, 2003. Further, the Company is in default on the $1,000,000 notes due on October 18, 2001 and does not have the available resources to pay the guaranteed minimum royalty, with a balance of $8,279,673 at December 31, 2003, due to the former stockholders of Dexterity Incorporated. The Company does not have sufficient resources to fund such amounts. The Company has attempted to make arrangements to restructure its cash obligations, including its debentures, line of credit and royalty obligations. However, these negotiations have not been successful. IF A RESTRUCTURING IS NOT SUCCESSFUL, THE COMPANY WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

Overview

     From inception through December 31, 1995, the Company was a development stage enterprise whose efforts and resources were devoted primarily to research and development activities related to its initial products.

During this development stage, the Company generated minimal operating revenues and, thus, was unprofitable. In 1996, the Company reduced investment in research and development related to such technologies and focused its efforts on acquiring and distributing minimally invasive surgical devices. Accordingly, during the last seven years, the Company has continued to decrease its engagement in Company sponsored research and development. As of December 31, 2003, the Company had an accumulated deficit of approximately $50,500,000. The Company will likely continue to incur losses. There can be no assurance that the Company will ever achieve profitability.

     The Company’s future operating results will depend on many factors, including dependence on third parties for manufacturing, marketing and distribution, future capital requirements, the Company’s ability to restructure its cash obligations, demand for and acceptance of the Company’s products, the level of competition in the marketplace, the ability of the Company’s customers to be reimbursed by third-party payors, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described in this Annual Report on Form 10-KSB.

     Effective October 24, 2000, following the delisting of the Company’s common stock from trading on the NASDAQ SmallCap Market, the Company’s common stock began trading on the National Association of Securities Dealer’s “Electronic Bulletin Board.” Consequently, the liquidity of the Company’s common stock has been impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts’ and the news media’s coverage, if any, of the Company and lower prices for the Company’s securities than might otherwise prevail.

     As the Company’s common stock was delisted from trading on the NASDAQ SmallCap Market and the trading price of the common stock is below $5.00 per share, trading in the common stock is subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (which are generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchase and have received the purchaser’s written consent to the transaction prior to the sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock. These additional burdens could severely limit the market liquidity of the Company’s common stock and the ability of stockholders to sell their shares of the Company’s common stock in the secondary market.

     In January 1998, the Company acquired approximately 20% of the common stock of Dexterity Incorporated, a business development subsidiary of Teleflex, Inc. In March 1999, the Company acquired the remaining common stock of Dexterity by merging Dexterity into the Company (the “Dexterity Merger”) pursuant to a Plan of Merger and Acquisition between the Company and Dexterity (the “Dexterity Agreement”). Simultaneous with the effectiveness of the Dexterity Merger, the Company changed its name to Dexterity Surgical, Inc. Under the terms of the Dexterity Agreement, which was approved by the stockholders of the Company at a special meeting held on March 18, 1999, the Dexterity stockholders, other than the Company, received an aggregate of:

•	$1,500,000 cash;

•	3,000,000 shares of Common Stock;

•	warrants to purchase an aggregate of 1,500,000 shares of Common Stock at an exercise price per share of $2.00 (the “Warrants”);

•	promissory notes in the aggregate amount of $1,000,000 (the “Notes”); and

•	a royalty for seven years in an amount equal to 15% of all sales of Dexterity products (the “Royalty”) pursuant to a royalty agreement (the “Royalty Agreement”) among the Company and the Dexterity stockholders, other than the Company. The Royalty is subject to minimum annual payments which aggregate, over the seven years of the Royalty Agreement to approximately $9,695,095.

     The Company determined the fair market value of the above consideration to be approximately $16,000,000. The Company launched distribution of Dexterity’s primary products, the Dexterity Pneumo Sleeve and Dexterity Protractor, in March 1998. The Dexterity Merger was accounted for using the purchase method of accounting.

     On September 29, 2000, we signed an exclusive agreement, effective July 1, 2000, under which WCS distributes the Dexterity Pneumo Sleeve and the Dexterity Protractor in the United States. The agreement also covers international distribution, except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a unit of Teleflex Incorporated) is required to purchase certain minimum quantities. Also, per the agreement, WCS and the Company combined elements of both sales forces under the WCS umbrella. The Company and WCS will continue as separate business entities.

     In June 2001, the Company and WCS amended the agreement, which adjusted various aspects of the contract to more accurately reflect current existing market conditions. Effective July 1, 2001, WCS continued its exclusive right to distribute the Dexterity Protractor; however, WCS will distribute the Dexterity Pneumo Sleeve on a nonexclusive basis. Also, certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003. The WCS agreement may be renewed for one-year periods upon such terms as the parties may mutually agree. The exclusive agreement to distribute the Dexterity Protractor was extended until June 30, 2004 to allow time to negotiate a renewal. However, WCS did not agree to any guaranteed minimum purchase requirements during the extension period.

     Sales to WCS and affilitates represented 62% of the Company’s net sales for the year ended December 31, 2003 and 67% of the Company’s net sales for the year ended December 31, 2002.

Results of Operations for Year Ending December 31, 2003

     For the year ended December 31, 2003, the Company reported a loss from operations of $1,022,000, as compared with a loss from operations of $1,090,000 for the year ended December 31, 2002. For the year ended December 31, 2003, the Company reported a net loss applicable to common stock of $2,858,000, or $.24 per basic and diluted share. This compares with a net loss applicable to common stock of $3,369,000, or $.28 per basic and diluted share for the year ended December 31, 2002.

     Net sales decreased 13% in 2003 as compared with 2002. Net sales were $1,785,000 for 2003 and $2,020,000 for 2002. The decline in net sales was due primarily to the suspension of Dexterity Protractor shipments for the six months transition period to effect the transfer of product manufacturing from MCT to Apogee.

     Gross profit from net sales decreased 23% to $920,000 in 2003 from $1,194,000 in 2002. The corresponding gross profit margins decreased to 52% in 2003 from 58% in 2002. The decline in gross profit margins was primarily due to the sales mix, which was weighted more towards nonproprietary product sales due to the change of the Dexterity Protractor manufacturer.

     In 2003, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company’s infrastructure, increased 1% to $1,011,000 in 2003 from $996,000 in 2002. The Company continues to reduce fixed costs whenever possible. The increase in selling, general and administrative expenses in 2003 was primarily due to the legal costs incurred in connection with the MCT and Surgical Visions I, Inc. disputes.

     Depreciation and amortization expense decreased 7% to $931,000 for 2003 from $1,000,000 for 2002. The decline in depreciation and amortization expense was due to the decrease in our licensed technology asset base.

     Interest expense was $1,640,000 for the year ended December 31, 2003 and $1,634,000 for the year ended December 31, 2002. Interest expense includes the non-cash accretion of the minimum royalty obligation, interest on the line of credit, and interest on the note payable due to the former stockholders of Dexterity.

Results of Operations for Year Ending December 31, 2002

     For the year ended December 31, 2002, the Company reported a loss from operations of $1,090,000, as compared with a loss from operations of $13,569,000 for the year ended December 31, 2001. For the year ended December 31, 2002, the Company reported a net loss applicable to common stock of $3,369,000, or $.28 per basic and diluted share. This compares with a net loss applicable to common stock of $16,028,000, or $1.38 per basic and diluted share, for the year ended December 31, 2001. The 2001 loss included a charge for impairment of intangible assets and goodwill of $11,465,000.

     Net sales decreased 51% in 2002 as compared with 2001. Net sales were $2,060,000 for 2002 and $4,166,000 for 2001. The decline in net sales was due primarily to the amended WCS agreement, which called for lower minimum purchase requirements but extended the contract until December 31, 2003. The WCS agreement may be renewed for one-year periods upon such terms as the parties may mutually agree. The exclusive agreement to distribute the Dexterity Protractor was extended until June 30, 2004 to allow time to negotiate a renewal. However, WCS did not agree to any guaranteed minimum purchase requirements during the extension period.

     Gross profit from net sales decreased 14% to $1,194,000 in 2002 from $1,388,000 in 2001. The corresponding gross profit margins increased to 58% in 2002 from 33% in 2001. The improvement in gross profit margins was primarily due to increases to the reserve for inventory obsolescence of $780,000 in 2001 and a greater percentage of higher margin proprietary products being sold in 2002.

     In 2002, selling, general and administrative expenses, which consist primarily of sales commissions, salaries and other costs necessary to support the Company’s infrastructure, decreased 34% to $996,000 in 2002 from $1,499,000 in 2001. The decline in these expenses was primarily due to cost cutting actions taken by the Company in response to the cancellation of the GSI agreement. The Company continues to strive to reduce fixed costs whenever possible.

     Depreciation and amortization expense decreased 50% to $1,000,000 for 2002 from $1,993,000 for 2001. The decline in depreciation and amortization expense was due to the decrease in our licensed technology asset base.

     Interest expense was $1,634,000 for the year ended December 31, 2002 and $1,517,000 for the year ended December 31, 2001. Interest expense includes the noncash accretion of the minimum royalty obligation, interest on the line of credit, and interest on the note payable due to the former stockholders of Dexterity.

     An other than temporary impairment charge of $451,000 was taken in 2002 on the investment in Ana-Tech as Ana-Tech filed for protection under the United States bankruptcy laws.

Liquidity and Capital Resources

     On June 3, 2003, the Company announced that Davol, Inc. and the Company had broken off negotiations related to the previously announced sale of substantially all assets of the Company relating to the Dexterity Protractor line in consideration for cash of $7 million.

     On September 11, 2002, the Company entered into an agreement with U.S. Surgical, a division of Tyco Healthcare Group LP, to ultimately settle all claims and counterclaims between the two parties. The pertinent terms of the settlement agreement were as follows:

•	The Company represented and warranted it was in the process of negotiating the sale of the Dexterity Protractor line.

•	Within seven days of the closing of the sale, but no later than April 21, 2003, the Company would pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company’s books and records. Cost of litigation settlement of $287,000 was recorded in September 2002.

     Because the sale of the asset did not take place, U.S. Surgical may enforce a Stipulated Judgment, filed by the Company and U.S. Surgical on September 30, 2002, for $2,500,000 in its favor.

     On February 25, 2003, Surgical Visions I, Inc. and various individuals, including K.C. Fadem, a former director of the Company, filed a lawsuit against the Company, Teleflex, Incorporated and certain of the Company’s officers and directors alleging, among other things, conspiracy to defraud minority shareholders, breach of fiduciary duty, falsification of corporate minutes, issuance of false and misleading public filings and press releases, and bribery. The plaintiffs are seeking unspecified compensatory damages. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

     Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Preferred Stock for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends are in arrears in the amount of $64,000. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series C Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of common stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.00. The holders of Series C Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series C Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. Since two or more quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series C Preferred Stock.

     The Company maintains a maximum $5,000,000 revolving line of credit whereby all inventories, accounts receivable and intangibles of the Company are pledged as collateral. At December 31, 2003, the outstanding balance due on such line of credit was $914,995 and there are no additional funds available under the current borrowing base. The default under the Debentures (discussed below) triggered the cross-default clause in the line of credit agreement. Therefore, the lender has the right to demand immediate repayment of the entire amount outstanding. In May 2001, Teleflex, Inc., a major shareholder in the Company, purchased this instrument from the previous lender. Teleflex, Inc. and the Company are currently negotiating new terms and conditions for the line of credit. The outstanding balance continues to be classified as a current liability and interest at prime rate plus 4.5% continues to accrue until negotiations are completed.

     Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Preferred Stock for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends are in arrears in the amount of $164,000. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series B Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of common stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series B Preferred Stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series B

Preferred Stock. The Company disputes the claim of such holders of Series B Preferred Stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series B Preferred Stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a substantially greater number of shares of common stock upon conversion of the Series B Preferred Stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series B Preferred Stock, are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series B Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. Since two or more quarterly dividends payable on the Series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series B Preferred Stock.

     In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of Series A Preferred Stock, for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred Stock were converted to 93,750 shares of common stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends are in arrears in the amount of $163,200. Furthermore, the Company does not currently believe it will have the funds to pay future dividends as they become due. The Series A Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of common stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series A Preferred Stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series A Preferred Stock. The Company disputes the claim of such holders of Series A Preferred Stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series A Preferred Stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a substantially greater number of shares of common stock upon conversion of the Series A Preferred Stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company, and the affirmative vote of the holders of 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. Since two or more quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors. The Company does not have sufficient resources to continue paying dividends on the Series A Preferred Stock.

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

     The Debentures currently require the Company to comply with the following financial covenants: (i) a Debt-to-Net Worth Ratio of no greater than .99:1; (ii) an Interest Coverage Ratio of at least .60:1; (iii) a Debt Coverage Ratio of at least .10:1; and (iv) a Current Ratio of at least .68:1. The Company is currently not in compliance with these covenants and is not current on its interest and principal repayment obligations under the Debentures and, therefore, is in default under the Debentures. The delisting of the Company’s common stock in October 2000 also created an event of default. Under these events of default, the holders have demanded the immediate repayment of the entire amount outstanding. Accordingly, the entire balance due of $2,632,563 has been classified as a current liability as of December 31, 2003. The Company currently does not have, nor does it believe it could obtain, sufficient resources to fund such amount.

     The holders of the Debentures have the option to convert, at any time, all or a portion of the Debentures into shares of common stock at an initial price of $1.00 per share of common stock. The conversion price is subject to downward revision if the Company sells shares of its common stock, or securities convertible into common stock, at a price less than $1.00 per share of common stock, subject to certain allowed exceptions, during the term of the Debentures. The Debentures are currently convertible for an aggregate of 2,632,563 shares of common stock; however, since the conversion price is subject to downward adjustment and there is no minimum conversion price, the maximum number of shares of common stock which may be issued pursuant to the Debentures is undeterminable. The holders of the Debentures claim that the conversion price of the Debentures requires a downward adjustment to $.02 as a result of the shares of common stock issued by the Company in settlement of the Andrieni lawsuit settled in 2001. The Company disputes the claim of the Debenture holders and believes the conversion price should remain at $1.00. However, there can be no assurance that the Debenture holders will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required, upon conversion of the Debentures, to issue approximately 50 times the number of shares that would be issuable at a $1.00 conversion price. Any issuance of shares of common stock upon the conversion of the preferred stock or the Debentures will substantially dilute the voting rights and other interests of stockholders of the Company. As the number of shares of common stock issuable upon the conversion of preferred stock and the Debentures is indeterminate, the Company is unable to predict to what extent the Company’s stockholders rights will be diluted. Such uncertainty creates downward pressure on the public market price of the Company’s common stock. In the event such holders convert their Debentures or shares of preferred stock, as applicable, and sell a large number of shares of common stock into the public market over a short time, the market price for the common stock could decline. The provisions of the Debentures provide that the holders of the Debentures have an option to redeem the Debentures, in an amount equal to an 18% annual yield on the principal balance, upon the occurrence of certain events, including the delisting of common stock from the NASDAQ SmallCap Market and certain “change of control” provisions, as defined in the Debentures, as they relate to the Company. As the common stock was delisted from the NASDAQ SmallCap Market on October 24, 2000, the holder has demanded immediate repayment of the entire amount. The Company may redeem the Debentures at its option, subject to certain share price and market activity levels being obtained. The Company’s right of redemption is subject to the holder’s prior right of conversion of the Debenture.

     For the year ended December 31, 2003, operating activities used cash of $265,000.

     For the year ended December 31, 2002, operating activities provided cash of $101,000. Investment activities during the period utilized cash of $139,000. During the period, the Company’s financing activities provided cash of $269,000 from advances on the line of credit.

     At December 31, 2003, the Company had current assets of $760,000 and current liabilities of $16,634,000 resulting in a working capital deficit of $15,874,000. This compares to a working capital deficit of $12,762,000 at December 31, 2002. The increase in working capital deficit is primarily due to the operating losses incurred during 2003.

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

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenue, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements and supplementary data described in Item 13(a) herein are attached hereto beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no unreported disagreements with our independent auditors regarding accounting or financial disclosure matters.

ITEM 8A. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors of the Registrant

     The executive officers and directors of the Company as of March 15, 2003 and their names, ages, positions/occupations and tenure as an officer with the Company are as follows:

			Officer
Name	Age	Position/Occupation	Since
Richard A. Woodfield	61	President, Chief Executive Officer and Director of Dexterity Surgical, Inc.	1998

Randall K. Boatright	55	Executive Vice President, Chief Financial Officer, Secretary and Director of Dexterity Surgical, Inc.	1992

Jeffrey H. Berg, Ph.D.	61	President of Health Care Insights, Edison, NJ and Director of Dexterity Surgical, Inc.	N/A

Christopher K. Black	47	Investor and Director of Dexterity Surgical, Inc.	N/A

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

Business Experience

     RICHARD A. WOODFIELD has served as President and CEO of the Company since May 1998. Prior to joining the Company, he was managing partner and active in several ventures: Consultative Partnership, Finishing Equipment Company of California, and Keystone Group. Mr. Woodfield was formerly President of TFX Medical, a division of Teleflex, Inc. He has served on a variety of for profit and non-profit Boards of Directors: The Crouse Group; Delaware Valley Industrial Council; Teleflex Inc.; Tabor Children Services; and Package Machinery Company. Mr. Woodfield earned a BSME from the University of Missouri at Rolla.

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

     JEFFREY H. BERG, PH.D. has served as a director of the Company since March 1995, and has served as the President of Health Care Insights, a consulting firm specializing in health care companies, since January 1993. During 1992, Mr. Berg was a financial analyst covering the health care industry for The Chicago Corp., an investment bank. During 1990 and 1991, Mr. Berg was a financial analyst covering the health care industry for William K. Woodruff & Co., a Dallas-based investment bank. From 1987 to January 1990, he was the Vice President of Research specializing in the health care industry for J. C. Bradford & Co. Mr. Berg is currently a director of Bio-Imaging Technologies.

     CHRISTOPHER K. BLACK is currently Chief Executive Officer of Sovereign Capital Group. He served as President of Dexterity Incorporated from January 1997 until its acquisition by the Company in March of 1999. Beginning in July 1996, Mr. Black served as Vice President of TFX Equities, Inc. From 1993 to 1996, Mr. Black served as a Vice President of TFX Medical, a division of Teleflex Inc.

Identification of the Audit Committee

     The Company has a separately designated standing Audit Committee. Jeffrey H. Berg, Ph.D. and Christopher K. Black are the members of the Audit Committee.

Audit Committee Financial Expert

     The Company does not have an audit committee financial expert serving on its Audit Committee. The Company has not had sufficient capital to secure any qualified person to act as an audit committee financial expert.

Procedures by which Stockholders May Recommend Nominees for the Company’s Board of Directors

     The Board of Directors does not provide a process for stockholders to send communications to the Board of Directors, but the Company’s Chief Financial Officer, who is also one of our directors, can be contacted at the Company’s headquarters located at 5444 Westheimer Road, Suite 1970, Houston, Texas 77056 or by telephone at (713) 622-0516. We are a very small company, and we do not believe it is necessary to have a special procedure for stockholders to contact the Board of Directors when one of our directors is so easily accessible already.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires that the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company’s knowledge, based solely on a review of the copies of the Section 16(a) reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) reports applicable to its directors, executive officers and greater than 10% beneficial owners were filed on a timely basis.

Code of Ethics

     The Company has adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer and other employees performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

     The following table summarizes all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the years ended December 31, 2001, 2002 and 2003 by the Company’s Chief Executive Officer and the Company’s other most highly compensated executive officer who received in excess of $100,000 in salary and bonus from the Company during 2003.

Summary Compensation Table

				Long-Term
				Compensation
		Annual Compensation		Awards
				Securities
	Fiscal			Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options (#)	Compensation(1)
Richard A. Woodfield	2003	$102,500	$0	525,000 (2)	$0
President and Chief	2002	$102,000	$0	0	$230
Executive Officer	2001	$175,000	$0	75,000	$180

Randall K. Boatright	2003	$167,844	$0	305,400 (2)	$0
Executive Vice President, Chief	2002	$166,769	$0	0	$132
Financial Officer and Secretary	2001	$165,692	$0	75,000	$180

(1)	Represents life insurance premiums paid by the Company.

(2)	Consists solely of options to purchase Common Stock previously granted subject to repricing. No other options were issued by the Company in the last fiscal year.

Stock Option Grants in Fiscal 2003

     The following table provides certain information related to options granted by the Company to the named executive officers during fiscal 2003.

	Individual Grants
	Number of	% of Total Options
	Securities	Granted to	Exercise or
	Underlying Options	Employees in	Base Price	Expiration
Name	Granted (#) (1)	Fiscal 2003(2)	($/Share)	Date
Richard A. Woodfield	75,000	9.03	0.003	01/03/2011
Richard A. Woodfield	350,000	42.14	0.003	02/15/2008
Richard A. Woodfield	100,000	12.04	0.003	11/19/2009
Randall K. Boatright	28,200	3.40	0.003	10/18/2004
Randall K. Boatright	8,200	1.00	0.003	02/15/2005
Randall K. Boatright	8,600	1.04	0.003	02/13/2006
Randall K. Boatright	10,400	1.25	0.003	01/28/2007
Randall K. Boatright	25,000	3.01	0.003	02/09/2008
Randall K. Boatright	25,000	3.01	0.003	03/09/2008
Randall K. Boatright	50,000	6.02	0.003	04/01/2008
Randall K. Boatright	25,000	3.01	0.003	02/11/2009
Randall K. Boatright	50,000	6.02	0.003	11/19/2009
Randall K. Boatright	75,000	9.03	0.003	01/03/2011

(1)	Consists solely of options to purchase Common Stock previously granted subject to repricing. No other options were issued by the Company in the last fiscal year.

(2)	Richard A. Woodfield was granted 63.22% of the total options granted to employees in fiscal 2003, and Randall K. Boatright was granted 36.78% of the total options granted to employees in fiscal 2003.

Aggregated Option Exercises in Fiscal 2003 and Fiscal Year-End Option Values

     The following table provides information related to options exercised by the named executive officers of the Company during fiscal 2003 and the number and value of options held at fiscal year end.

			Number of Securities		Value of Unexercised In-
			Underlying Unexercised		the-Money Options at
			Options at FY-End (#)		FY-End($)(1)
	Shares Acquired
	Upon Option
Name	Exercise (#)	Value Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard A. Woodfield	0	$0	525,000	0	$3,675	$0
Randall K. Boatright	0	$0	305,400	0	$2,138	$0

(1)	Closing sales price of our common stock at December 31, 2003 was $.01.

Long-Term Incentive Plan Awards in Fiscal 2003

     The Company did not grant any long-term incentive plan awards to executive officers during fiscal 2003.

Compensation of Directors

     During 2003, each non-employee member of the Board of Directors received a stipend of $20,000. The members of the Board of Directors are also reimbursed for their travel expenses to and from the meetings. The Board of Directors adopted a Non-Employee Director Stock Option Plan (the “NEDSOP”) in 1998, pursuant to which non-employee directors may be granted stock options to purchase Common Stock. The amount and exercise price of options granted under the NEDSOP are determined by a committee appointed by the Board of Directors to administer the NEDSOP.

Employment Agreements and Change-of-Control Arrangements

     The Company and Richard A. Woodfield are parties to an employment agreement whereby Richard A. Woodfield receives approximately $175,000 per annum as well as a bonus based upon the achievement of goals agreed upon by the parties, the performance of the Company’s stock price and the earnings of the Company. Despite the terms of this agreement, Mr. Woodfield has agreed to accept a salary of $102,500 per annum for the last two years with the understanding that the Company does not owe him any additional compensation to make up for him accepting a smaller salary. The agreement with Richard A. Woodfield expires May 10, 2004, subject to automatic renewals for one-year terms unless either party notifies the other of its intention not to renew. As an inducement to enter into such agreement, the Company granted Mr. Woodfield nonqualified stock options for up to 350,000 shares of Common Stock, which vest over time. On March 27, 2003, the board of directors approved an amendment to Mr. Woodfield’s employment agreement. The amendment provides, in part, that in the event Mr. Woodfield is terminated following either (i) a change of control of the Company or (ii) the sale of all or substantially all of the assets of the Company, Mr. Woodfield shall receive, at his discretion, either (a) his annual base salary for up to two years after the termination of the Agreement or (b) a lump sum payment equal to the amount of his base salary for up to two years after the termination of the agreement.

     The Company and Randall K. Boatright are parties to an employment agreement whereby Randall K. Boatright receives approximately $160,000 per annum as well as an annual discretionary bonus. The agreement with Randall K. Boatright expires May 10, 2004, subject to automatic renewals for one-year terms unless either party notifies the other of its intention not to renew. As an inducement to enter into such agreement, the Company granted Mr. Boatright non-qualified stock options for up to 50,000 shares of Common Stock, which vest over time. Mr. Boatright’s employment agreement provides, in part, that if he is terminated without cause, he is entitled to receive his base salary for up to two years following the termination of the employment agreement. The employment agreement also provides, in part, that in the event Mr. Boatright is terminated following either (i) a change of control of the Company or (ii) the sale of all or substantially all of the assets of the Company, Mr. Boatright shall receive, at his discretion, either (a) his annual base salary for up to two years after the termination of the Agreement or (b) a lump sum payment equal to the amount of his base salary for up to two years after the termination of the agreement.

Report on Repricing of Options

     All options to purchase shares of the Company’s Common Stock issued to directors and executive officers of the Company were repriced on April 1, 2003 to $0.003 per share by resolution of the board of directors. The board of directors deemed it to be in the best interests of the Company and its stockholders to restore the incentive for its directors and executive officers to remain with the Company and to exert their maximum efforts on behalf of the Company. To incentivise the directors and executive officers to continue in their positions with the Company, the board of directors repriced the options described above to reflect the market price on April 1, 2003, the date of the repricing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Principal Stockholders and Management

OWNERSHIP OF COMMON STOCK

     The following table sets forth as of March 1, 2004, certain information with respect to the Company’s Common Stock beneficially owned by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, each of its directors, each executive officer named in the Summary Compensation Table (the “named executive officers”) and by all its directors and executive officers as a group. Such persons have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

	Amount and Nature
	of Beneficial
Name and Address of Beneficial Owner(1)	Ownership(1)		Percent(2)
TFX Equities, Inc. (3)	3,455,281	(4)	25.85%
Renaissance Capital Growth & Income Fund III, Inc.(5)	2,222,308	(6)	15.76%
Renaissance U.S. Growth & Income Trust, PLC(5)	2,217,308	(6)	15.73%
Christopher K. Black	900,752	(7)	7.21%
Richard A. Woodfield	574,220	(8)	4.54%
Randall K. Boatright	305,550	(9)	2.46%
Jeffrey H. Berg, Ph.D.	47,500	(10)	*
All executive officers and directors as a group (four persons, which are the executive officers and directors listed above)	1,828,022	(11)	13.64%

*	Represents less than 1% of the issued and outstanding shares of Common Stock.

(1)	Except as otherwise noted, the street address of the named beneficial owner is 5444 Westheimer Road, Suite 1970, Houston, TX 77056. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock which are purchasable under options, warrants and convertible securities that are currently exercisable or that will be come exercisable no later than 60 days after March 12, 2003, are deemed outstanding for the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other persons.

(2)	Percentage is based on a total of 12,121,492 shares of Common Stock issued and outstanding on March 12, 2004.

(3)	The address for such stockholder is 630 W. Germantown Pike, Suite 450, Plymouth Meeting, Pennsylvania 19462.

(4)	Includes 942,820 shares of Common Stock issuable upon exercise of warrants and 300,000 shares of Common Stock issuable upon conversion of preferred stock.

(5)	The address for such stockholder is 8080 N. Central Expressway, Suite 210, Dallas, Texas 75206. Beneficial ownership is based solely on Schedule 13G reports filed with the Securities and Exchange Commission.

(6)	Includes 1,316,282 shares of Common Stock issuable upon conversion of convertible debentures, 649,350 shares of Common Stock issuable upon conversion of preferred stock and 12,500 shares of Common Stock issuable upon exercise of a warrant.

(7)	Includes 260,533 shares of Common Stock issuable upon exercise of warrants and 18,000 shares of Common Stock issuable upon exercise of an option. Also includes 100,000 shares of Common Stock issuable upon conversion of preferred stock to Cuda Products Company. Mr. Black serves as chief executive officer of Cuda Products Company.

(8)	Includes 525,000 shares of Common Stock issuable upon exercise of options and 29,220 shares of Common Stock issuable upon conversion of preferred stock.

(9)	Includes 305,400 shares of Common Stock issuable upon exercise of options.

(10)	Represents shares, which Dr. Berg has the right to acquire upon the exercise of stock options.

(11)	Includes 895,900 shares of Common Stock issuable upon the exercise of options held by executive officers or directors, 260,533 shares of Common Stock issuable upon the exercise of warrants beneficially owned by executive officers or directors and 129,220 shares of Common Stock issuable upon conversion of preferred stock held by executive officers or directors.

OWNERSHIP OF PREFERRED STOCK

     The following table sets forth as of March 1, 2004, certain information with respect to the Company’s preferred stock beneficially owned by each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s preferred stock, each of its directors, the named executive officers and by all its directors and executive officers as a group. Such persons have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

	Amount and Nature
	of Beneficial
Name and Address of Beneficial Owner(1)	Ownership	Percent(2)
Renaissance Capital Growth & Income Fund III, Inc.(3)	1,000	40.90%
Renaissance U.S. Growth & Income Trust, PLC.(3)	1,000	40.90%
TFX Equities, Inc. (4)	300	12.27%
Christopher K. Black	100 (5)	4.09%
Richard A. Woodfield	45	1.84%
Randall K. Boatright	0	0%
Jeffrey H. Berg, Ph.D.	0	0%
All executive officers and directors as a group (four persons, which are the executive officers and directors listed above)	145 (5)	5.93%

(1)	Except as otherwise noted, the street address of the named beneficial owner is 5444 Westheimer Road, Suite 1970, Houston, TX 77056.

(2)	Percentage is based on a total of 2,445 shares of preferred stock issued and outstanding on March 12, 2004.

(3)	The address for such stockholder is 8080 N. Central Expressway, Suite 210, Dallas, Texas 75206.

(4)	The address for such stockholder is 630 W. Germantown Pike, Suite 450, Plymouth Meeting, Pennsylvania 19462.

(5)	Includes shares held by Cuda Products Company. Mr. Black is the chief executive officer of Cuda Products Company.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2003 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 1989 Stock Option Plan, the 1995 Non-Employee Director Stock Option Plan and the 2000 Employee Stock Compensation Plan.

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity participation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	648,650	$0.05	3,005,800
Equity participation plans not approved by security holders	696,665 (1)	$1.39	N/A

Total	1,345,315		3,005,800

     (1) Includes options granted to Richard Woodfield on December 15, 1998 to purchase 350,000 shares of common stock for $2.00 per share pursuant to his employment agreement with the Company and options granted to Frederick Feiler on January 16, 2000 to purchase 100,000 shares of common stock for $1.00 per share pursuant to his employment agreement with the Company. The remaining 246,665 options were issued to stockholders of various entities in connection with the Company’s acquisitions of these entities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no transactions during the last two years between the Company and any officer, director, nominee for election as director, or any shareholder owning more than 5% of the Company’s outstanding shares, or any member of any such individual’s immediate family, as to which the amount involved in the transaction or a series of similar transactions exceeded $60,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)

1. Financial Statements

2. Exhibit Index

Exhibit
Number	Identification of Exhibit
2.1	Plan of Merger and Acquisition Agreement dated December 18, 1998, between Dexterity Incorporated and the Company (incorporated by reference herein to Exhibit 2.8 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998).

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	Bylaws of the Registrant (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 19, 1992, Registration No. 33-49196).

4.1	Convertible Loan Agreement among the Company, Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth and Income Trust PLC and Renaissance Capital Group, Inc. dated December 19, 1997 (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997).

10.1	1989 Stock Option Plan of LifeQuest Medical, Inc. (incorporated by reference herein to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on October 12, 1993, Registration No. 33-70174).

10.2	Incentive Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Randall K. Boatright (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.3	1994 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.4	Non-Qualified Stock Option Agreement dated October 17, 1994, between LifeQuest Medical, Inc. and Robert B. Johnson (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.5	Non-Qualified Stock Option Agreement dated March 2, 1995, between LifeQuest Medical, Inc. and Jeffrey H. Berg, Ph.D. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.6	Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and K.C. Fadem (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 10, 1997).

10.7	Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and Robert Fadem (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 10, 1997).

10.8	Employment Agreement dated April 1, 1998, between the Company and Randall K. Boatright (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 1998).

10.9	Series A cumulative convertible Stock Purchase Agreement dated August 11, 1998, among the Company, Renaissance Capital Growth & Income Fund III, Inc. and Renaissance U.S. Growth & Income Trust, PLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 1998).

Exhibit
Number	Identification of Exhibit
10.10	Series A cumulative convertible Preferred Stock Purchase Agreement dated August 11, 1998, among the Company, Richard A. Woodfield and R. Michael Yates (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended June 30, 1998).

10.11	Series B convertible Stock Purchase Agreement dated November 19, 1998, among the Company, Renaissance Capital Growth & Income Trust Fund III, Inc. and Renaissance U.S. Growth & Income Trust, PLC (incorporated by reference herein to Exhibit 10.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.12	Amended Employment Agreement between the Company and Richard A. Woodfield dated December 15, 1998. (incorporated by reference herein to Exhibit 10.19 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.13	Amended Stock Option Agreement between the Company and Richard A. Woodfield dated December 15, 1998. (incorporated by reference herein to Exhibit 10.20 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.14	Series B Convertible Preferred Stock Purchase agreement dated January 21, 1999, between the Company and Richard A. Woodfield (incorporated by reference herein to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed May 14, 1999).

10.15	Consulting Agreement between the Company and Christopher Black dated March 18, 1999 (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed May 14, 1999).

10.16	Royalty Agreement among the Company and TFX Equities Incorporated dated March 18, 1999 (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB filed May 14, 1999).

10.17	Registration Rights Agreement among the Company and Dexterity Stockholders dated March 18, 1999 (incorporated by reference herein to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB filed May 14, 1999).

10.18	Amended Employment Agreement between the Company and Randall K. Boatright dated December 1, 2000 (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.19	Series C Convertible Preferred Stock Purchase Agreement dated July 31, 2000 (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10.20	Distribution Agreement between the Company and Weck Closure Systems LLC dated June 5, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed August 10, 2001).

10.21	Second Amendment to Amended Employment Agreement between the Company and Richard Woodfield dated effective January 30, 2003 (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-KSB filed March 28, 2003).

10.22*	Office Lease Agreement dated October 13, 2003, between the Company and Franklin Post Oak, Ltd.

10.23*	First Amendment to Distribution Agreement between the Company and Weck Closure Systems, LLC dated October 24, 2003.

14.1*	Code of Ethics for Senior Financial Officers

Exhibit
Number	Identification of Exhibit
23.1*	Consent of Akin, Doherty, Klein & Feuge, a professional corporation

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as required by Sarbanes Oxley Act of 2002.

*	Filed herewith

(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate fees billed by Akin Doherty, Klein & Feuge, P.C. to the Company for fiscal years 2003 and 2002 for professional services described below are as follows:

	2003	2002
Audit Fees	$48,000	$44,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Pre-Approval of the Provision of Audit and Permitted Non-Audit Services

     The Audit Committee has not established policies and procedures for the pre-approval of the performance of services by the Company’s independent auditor, Akin Doherty, Klein & Feuge, P.C. Akin Doherty, Klein & Feuge, P.C. does not perform any non-audit services at this time.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEXTERITY SURGICAL, INC.

March 29, 2004	By:	/s/ Richard A. Woodfield

Richard A. Woodfield President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard A. Woodfield Richard A. Woodfield	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

/s/ Randall K. Boatright Randall K. Boatright	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 29, 2004

/s/ Jeffrey H. Berg, Ph.D. Jeffrey H. Berg, Ph.D.	Director	March 29, 2004

/s/ Christopher K. Black Christopher K. Black	Director	March 29, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Dexterity Surgical, Inc.
San Antonio, Texas

We have audited the accompanying balance sheets of Dexterity Surgical, Inc. (Company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence which supports the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dexterity Surgical, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Dexterity Surgical, Inc. will continue as a going concern. As more fully described in Note A, the Company has incurred recurring net losses and has an accumulated deficit. In addition, substantially all of the Company’s debt is in default. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
February 27, 2004

DEXTERITY SURGICAL, INC.
Balance Sheets
December 31, 2003 and 2002

	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$25,651	$159,836
Accounts receivable, net	606,636	310,221
Accounts receivable, related parties	—	4,924
Inventories, net	2,732	79,015
Prepaid and other assets	125,145	98,850

Total current assets	760,164	652,846

Property and Equipment, net	159,314	142,098
Other Assets:
Licensed technology rights and other intangible assets, less accumulated amortization of $1,619,860 and $838,630	1,598,108	2,411,636
Deferred finance charges	—	65,832

Total other assets	1,598,108	2,477,468

Total Assets	$2,517,586	$3,272,412

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.
Balance Sheets
December 31, 2003 and 2002

	2003	2002
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,960,530	$2,871,271
Accrued liabilities	2,510,963	1,429,428
Current portion of long-term obligations, including debt and royalty obligations in default	11,162,545	9,114,144

Total current liabilities	16,634,038	13,414,843
Royalty Obligation	1,664,686	2,929,418
Minority Interest	—	47,248
Commitments and Contingencies	—	—
Stockholders’ Deficit:
Preferred stock, $.001 par value; 2,000,000 shares authorized; 2,445 shares issued and outstanding	2	2
Common stock, $.001 par value; 50,000,000 shares authorized; 12,121,492 issued and outstanding	12,122	12,122
Additional paid-in capital	34,733,804	34,733,804
Accumulated deficit	(50,527,066)	(47,865,025)

Total stockholders’ deficit	(15,781,138)	(13,119,097)

Total Liabilities and Stockholders’ Deficit	$2,517,586	$3,272,412

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.
Statements of Operations
Years Ended December 31, 2003 and 2002

	2003	2002
Net Sales	$1,784,851	$2,059,861
Costs and Expenses:
Cost of sales	864,567	865,854
Selling, general and administrative	1,010,714	996,389
Depreciation and amortization	931,250	1,000,395
Cost of litigation settlement	—	286,903

	2,806,531	3,149,541

Loss from Operations	(1,021,680)	(1,089,680)
Other Income (Expense):
Interest expense	(1,640,361)	(1,633,774)
Investment and other income	—	1,348
Loss on investment	—	(450,934)

	(1,640,361)	(2,083,360)

Net Loss	(2,662,041)	(3,173,040)
Dividend requirement on cumulative convertible preferred stock	(195,600)	(195,600)

Net Loss Applicable to Common Stockholders	$(2,857,641)	$(3,368,640)

Earnings (Loss) Per Share:
Basic and diluted loss per common share	$(.24)	$(.28)
Weighted average shares outstanding used in computing basic and diluted loss per common share	12,121,492	12,121,492

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.
Statements of Stockholders’ Deficit
Years Ended December 31, 2003 and 2002

			Additional
	Preferred	Common	Paid-In	Accumulated
	Stock	Stock	Capital	Deficit	Total
Balance, January 1, 2002	$2	$12,122	$34,733,804	$(44,691,985)	$(9,946,057)
Net loss	—	—	—	(3,173,040)	(3,173,040)

Balance, December 31, 2002	2	12,122	34,733,804	(47,865,025)	(13,119,097)
Net loss	—	—	—	(2,662,041)	(2,662,041)

Balance, December 31, 2003	$2	$12,122	$34,733,804	$(50,527,066)	$(15,781,138)

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.
Statements of Cash Flows
Years Ended December 31, 2003 and 2002

	2003	2002
Operating Activities
Net loss	$(2,662,041)	$(3,173,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	121,320	182,440
Amortization	809,930	817,955
Accretion of royalty obligation	514,674	648,598
Amortization of deferred finance charges	65,832	74,830
Dissolution of subsidiary	(47,248)	—
Loss on investment	—	450,934
Changes in operating assets and liabilities:
Accounts receivable, net	(296,415)	(92,592)
Accounts receivable, related parties	4,924	9,384
Inventories	76,283	48,889
Prepaid and other assets	(22,702)	(802)
Accounts payable and accrued liabilities	1,170,794	1,134,232

Net cash provided (used) by operating activities	(264,649)	100,828
Investing Activities
Purchases of property and equipment	(138,536)	—

Net cash (used) by investing activities	(138,536)	—

Financing Activities
Advances on line of credit	269,000	—

Net cash provided by financing activities	269,000	—

Net change in cash and cash equivalents	(134,185)	100,828
Cash and cash equivalents, beginning of year	159,836	59,008

Cash and Cash Equivalents, End of Year	$25,651	$159,836

Supplemental Cash Flow Information:
Interest, non-cash charge for accretion of discount	$580,506	$723,428
Interest paid in cash	—	—
Federal income taxes paid in cash	—	—

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Company and Risk Factors: Dexterity Surgical, Inc., a Delaware corporation (Dexterity or the Company), was incorporated on December 23, 1988, and commenced operations on January 1, 1989. The Company is engaged in the development, commercialization, and distribution of proprietary and nonproprietary medical devices.

Going Concern: At December 31, 2003, the Company had an accumulated deficit of $50,527,066. During the years ended December 31, 2003 and 2002, the Company incurred net losses of $2,662,041 and $3,173,040, respectively. It is likely that the Company will continue to incur losses. There can be no assurance that the Company will be able to raise cash as necessary to fund operations or that the Company will ever achieve profitability. The Company’s cumulative losses have been funded primarily through its initial public offering of common stock, private sales of common stock and preferred stock, debt financing, and the sale of convertible debentures.

Virtually all debts and obligations of the Company are in default. The Company is in violation of certain affirmative financial covenant requirements associated with its convertible debentures and has not made required monthly principal and interest payments during 2003 because it lacked the funds to do so. Also, certain redemption rights of the holder of its convertible debentures were triggered by the delisting of the Company’s common stock from the NASDAQ SmallCap Market in 2000. Therefore, the Company is in default under the debentures and the holder has demanded immediate repayment of the entire amount outstanding, which was $2,632,563 at December 31, 2003. This default, in turn, invoked the cross-default clause in the Company’s line of credit agreement, under which $914,995 was outstanding at December 31, 2003. Further, the Company is in default on the $1,000,000 notes due on October 18, 2001 and does not have the available resources to pay the guaranteed minimum royalty, with a balance of $8,279,673 at December 31, 2003, due to the former stockholders of Dexterity Incorporated. The Company does not have sufficient resources to fund such amounts. The Company has attempted to make arrangements to restructure its cash obligations, including its debentures, line of credit and royalty obligations. However, these negotiations have not been successful. IF A RESTRUCTURING IS NOT SUCCESSFUL, THE COMPANY WOULD LIKELY BE REQUIRED TO SEEK PROTECTION UNDER THE UNITED STATES BANKRUPTCY LAWS.

During 2003, with the exception of litigation costs, the Company continued to reduce its selling, general and administrative expenses. However, it has not been successful in restructuring its debt obligations. Based on current projections for 2004, management believes the Company’s operating results for 2004 will not generate sufficient working capital to fund operations.

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

These, and other factors which are beyond the control of the Company, provide no assurances that the Company will be able to successfully raise additional funds as needed or compete in the medical devices market. Failure to do so would have a material adverse effect on the Company’s business, financial condition, results of operations, and ability to continue operations.

DEXTERITY SURGICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition: The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured.

Commissions earned are recognized when customer orders are placed with product suppliers. Customers may return products in the event of product defect or inaccurate order fulfillment. The Company maintains an allowance for sales returns based upon a historical analysis of returns. Returns were not significant in 2003 or 2002.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable: Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of $22,790 at December 31, 2003 and 2002. The Company normally does not charge interest on accounts receivable. The allowance for doubtful accounts is generally determined based on an account-by-account review. Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.

Inventories: Furnished goods inventory is stated at the lower of cost (determined on an average-cost basis which approximates the first-in, first-out method) or market.

Property and Equipment: Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives of the respective assets (generally three to ten years). Additions and improvements that extend the useful life of an asset are capitalized. Repairs and maintenance are charged to expense as incurred.

Research and Development: Research and development costs are expensed as incurred. No such costs were incurred in 2003 or 2002.

Licensed Technology Rights: The carrying value of licensed technology rights is periodically reviewed for impairment. Impairments are recognized when the expected future operating cash flows derived from such licensed technology rights are less than their carrying value, and are measured by comparing the carrying value of the asset to discounted future cash flows. Amortization expense of approximately $810,000 is estimated for 2004 and $788,000 for 2005.

Advertising: The Company expenses advertising costs as incurred. The Company did not incur any advertising costs in 2003 or 2002.

Shipping and Handling: Amounts billed to customers for shipping and handling costs are included in net sales. Costs incurred for shipping and handling are included in selling, general, and administrative expenses. Shipping and handling costs were approximately $17,000 in 2003 and $10,000 in 2002.

Segment Disclosure: The Company currently manages its medical devices business as one operating segment.

DEXTERITY SURGICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-Based Compensation: At December 31, 2003, the Company has a stock-based employee compensation plan which is described more fully in the Stock Option and Warranty footnote. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in net income as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model for a stock that does not pay dividends with the following weighted average assumptions used for grants in 2003 and 2002: risk-free interest rates based on market rates at grant date, ranging from 4.9% to 6.8%; expected life of five years; and expected volatibility of 88%.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the year ended December 31:

	2003	2002
Net income (loss) as reported	$(2,857,641)	$(3,368,640)
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(30,844)	(98,000)

Pro forma earnings (loss)	$(2,888,485)	$(3,466,640)

Earnings (loss) per common share:
Basic, as reported	$(.24)	$(.28)
Basic, pro forma	$(.24)	$(.29)
Diluted, as reported	$(.24)	$(.28)
Diluted, pro forma	$(.24)	$(.29)

Earnings (Loss) Per Share: Basic earnings (loss) per share (EPS) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Since the Company had a net loss for the years ended December 31, 2003 and 2002, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods.

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

DEXTERITY SURGICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE A – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

New Accounting Pronouncements: In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 - “Revision of FASB Statements No. 4, 44 and 64, and Amendment of FASB Statement No. 13 and Technical Corrections.” This Statement changes the presentation and reporting of extinguishments of debt on the Statement of Operations. The adoption of SFAS No. 145 by the Company could impact the presentation of any debt extinguished by the Company (as an extraordinary item or from continuing operations). However, it should have no impact on the calculation of any gain or loss resulting from an extinguishment.

In December 2002, FASB issued SFAS No. 148 – “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” This Statement provides guidance and transition rules for those companies electing to change the method of accounting for stock-based compensation. However, the statement does not require a change in accounting, and Dexterity has elected to continue reporting stock-based compensation following SFAS No. 123 and Accounting Principles Board Opinion No. 25. SFAS No. 148 also requires certain enhanced disclosures regarding stock-based compensation, and such disclosures have been included in the footnotes to the financial statements.

A number of other new Standards were issued in 2003, but their impact to the Company should be minimal.

Reclassifications: Certain 2002 balances have been reclassified to conform to their 2003 presentation.

Concentration of Risk:

Credit Risk: The Company’s accounts receivable are due from trade customers, including hospitals, clinics and practicing surgeons. Ongoing credit evaluations of customers’ financial conditions are performed, and generally, no collateral is required. The Company maintains reserves for possible credit losses, and such losses have not exceeded management’s expectations.

Customers: In 2000, the Company signed an exclusive agreement under which Weck Closure Systems (WCS) agreed to distribute the Dexterity Pneumo Sleeve and the Dexterity Protractor in the United States. The agreement also covers international distribution except in those areas for which Dexterity has signed previous exclusive sales and distribution agreements still in effect. Under the terms of the agreement, WCS (a division of Teleflex, Inc.) is required to purchase certain minimum quantities.

Effective July 1, 2002, the Company and WCS amended the 2000 agreement which adjusted various aspects of the contract to more accurately reflect current existing market conditions. WCS continued its exclusive right to distribute the Dexterity Protractor; however, WCS also agreed to distribute the Dexterity Pneumo Sleeve on a nonexclusive basis and certain guaranteed minimum purchase requirements by WCS, which originally were scheduled to expire December 31, 2001, were extended until December 31, 2003. This contract was subsequently extended to expire June 30, 2004 to allow the Company and WCS time to negotiate a new agreement

Sales to WCS and affiliates represented 62% and 67% of the Company’s net sales for the years ended December 31, 2003 and 2002, respectively. Receivables from WCS and affiliates represented 87% and 83% of net accounts receivable at December 31, 2003 and 2002, respectively.

Suppliers: The manufacturer and supplier of the Pneumo Sleeve and Protractor accounts for 37% and 54% of purchases for the years ended December 31, 2003 and 2002, respectively.

Products: The Pneumo Sleeve and Protractor products account for 62% and 67% of net sales for the years ended December 31, 2003 and 2002, respectively.

DEXTERITY SURGICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE B – TERMINATION OF NEGOTIATIONS FOR SALE OF MAJOR ASSET AND LITIGATION SETTLEMENT

On June 3, 2003, the Company announced that Davol, Inc. and the Company had broken off negotiations related to the previously announced sale of substantially all assets of the Company relating to the Protractor line in consideration for cash of $7 million.

On September 11, 2002, the Company had entered into an agreement with United States Surgical Corporation (U.S. Surgical), a division of Tyco Healthcare Group LP, to ultimately settle all claims and counterclaims between the two parties. The pertinent terms of the settlement agreement are as follows:

•	The Company represented and warranted it was in the process of negotiating the sale of the Dexterity Protractor line.

•	Within seven days of the closing of the sale, but no later than April 21, 2003, the Company would pay U.S. Surgical $800,000 in full settlement of the $2,500,000 trade accounts payable to U.S. Surgical currently recorded on the Company’s books and records. Cost of litigation settlement of $287,000 was recorded in September 2002.

Because the sale of the asset did not take place, U.S. Surgical may enforce a Stipulated Judgment, filed by the Company and U.S. Surgical on September 30, 2002, for $2,500,000 in its favor.

As stated above, the Company was required to pay U.S. Surgical $800,000 no later than April 21, 2003. The Company did not make the $800,000 payment to U.S. Surgical; accordingly, U.S. Surgical may enforce its $2,500,000 judgment at any time. The amount is included in accounts payable at December 31, 2003 and 2002. The Company is attempting to negotiate a new settlement agreement; however, there can be no assurance that U.S. Surgical will enter into another settlement agreement with the Company or that U.S. Surgical will not decide to enforce its judgment.

NOTE C – INVESTMENTS

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

DEXTERITY SURGICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2003	2002
Machinery and equipment	$772,132	$644,596
Furniture and fixtures	11,000	11,000

Total property and equipment	783,132	655,596
Less accumulated depreciation	(623,818)	(513,498)

Net property and equipment	$159,314	$142,098

NOTE E – FEDERAL INCOME TAXES

As of December 31, 2003, the Company had net operating loss (NOL) carryforwards of approximately $25,000,000 for federal income tax purposes that are available to reduce future taxable income and will expire from 2006 through 2023 if not utilized. The tax effects of significant temporary differences are as follows at December 31:

	2003	2002
Deferred Tax Assets:
Tax loss carryforwards	$8,500,000	$8,250,000
Research and development credit carryforwards	560,000	560,000
Impairment differences	4,090,000	3,810,000
Other items	20,000	20,000

Total deferred tax assets	13,170,000	12,640,000
Less valuation reserve	(13,170,000)	(12,640,000)

Net deferred tax asset	$—	$—

As there is no assurance of future income, a 100% valuation reserve in 2003 and 2002 has been established against the Company’s net deferred tax assets. The Company will continue to evaluate the necessity for such valuation reserves in the future.

The Company’s ability to use its NOL carryforwards to offset future income is subject to restrictions enacted in the U.S. Internal Revenue Code of 1986 as amended (the Code). These restrictions provide for limitations on the Company’s utilization of its NOL carryforwards following certain ownership changes described in the Code. As a result of ownership changes, the Company’s existing NOL carryforwards are subject to limitations and may become further limited by future ownership changes.

DEXTERITY SURGICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE F – LEASE OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

Operating Leases: The Company leases its administrative office space under a lease agreement which expires November 30, 2006. Rent expense totaled approximately $44,000 in 2003 and $52,000 in 2002, which is net of sublease income of approximately $0 in 2003 and $70,000 in 2002.

Employment Agreements: The Company has several employment agreements that provide for compensation for future service of $260,000 in 2004. Certain of the Company’s employees have an opportunity to earn bonuses based upon the achievement of specified performance criteria, sale of a major product line, or change in control of the Company.

Disputes, Lawsuits and Contingencies:

a)	On July 17, 2003, Medical Creative Technologies, Inc. and Robert D. Rambo filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company alleging breach of contract with regard to several of the Company’s operative agreements. The plaintiffs are seeking approximately $270,000 cash and return of all rights to the Dexterity® Pneumo Sleeve® and the Dexterity® Protractor®. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

b)	The holders of the Company’s convertible debentures and certain holders of the Company’s Series A Cumulative Convertible Preferred Stock, $.001 par value (“Series A Preferred Stock”), and Series B Cumulative Convertible Preferred Stock, $.001 par value (“Series B Preferred Stock”), have disputed the price for conversion to common shares. See Note H.

c)	On February 25, 2003, Surgical Visions I, Inc. and various individuals, including two former directors of the Company, filed a lawsuit in the 166th Judicial District Court in Bexar County, Texas, against the Company, Teleflex, Inc., and certain of the Company’s officers and directors alleging, among other things, conspiracy to defraud minority shareholders, breach of fiduciary duty, falsification of corporate minutes, issuance of false and misleading public filings and press releases, and bribery. The plaintiffs are seeking unspecified compensatory damages. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

d)	The Company is also a party to claims and legal proceedings arising in the ordinary course of business. The Company believes it is unlikely the outcome of any of these other claims or proceedings will have a material adverse effect on its financial statements. However, there can be no assurance that the resolution of any particular claim or proceeding would not have an adverse effect on the Company’s financial position or results of operations.

DEXTERITY SURGICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE G – DEBT AND OTHER LONG-TERM OBLIGATIONS

All of the Company’s debt and other long-term obligations are in default. Amounts outstanding are as follows at December 31:

	2003	2002
(1) Dexterity notes	$1,000,000	$1,000,000
(2) Line of credit	914,995	645,995
(3) Royalty obligation	8,279,673	7,765,004
(4) Convertible debentures	2,632,563	2,632,563

Total long-term debt and other obligations	12,827,231	12,043,562
Less current portion	(11,162,545)	(9,114,144)

Long-term portion of debt and other obligations	$1,664,686	$2,929,418

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

The agreement between the Company and the holders of the royalty obligation specifies that a penalty of 12% shall be applied to any royalty amounts not paid when due. Penalties of $397,608 and $284,242 are included in interest expense and accrued liabilities at December 31, 2003 and December 31, 2002, respectively.

(4) In December 1997, the Company sold 250,000 shares of common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance), in a private placement for aggregate proceeds of $1,000,000, and placed $3,000,000 in 9% convertible debentures (debentures) with Renaissance. The Company is in default with respect to this obligation and demand has been made for payment. As such, the entire balance due of $2,632,563 has been classified as a current liability at December 31, 2003. The debentures are secured by substantially all of the assets of the Company and require monthly payments of interest.

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

DEXTERITY SURGICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE G – DEBT AND OTHER LONG-TERM OBLIGATIONS - continued

Maturities: Maturities of debt and other long-term obligations will result in the following principal payments:

		Other Debt
		and
	Royalty	Long-Term
Year Ending December 31	Obligation	Obligations	Total
Delinquent	$4,835,586	$4,547,558	$9,383,144
2004	1,779,401	—	1,779,401
2005	1,779,401	—	1,779,401
2006	444,850	—	444,850
2007	—	—	—

Gross obligations	8,839,238	4,547,558	13,386,796
Less amount representing interest	(559,565)	—	(559,565)

Net obligations	$8,279,673	$4,547,558	$12,827,231

Interest expense was incurred as follows during the years ended December 31:

	2003	2002
Dexterity notes	$120,000	$120,000
Line of credit	60,000	60,000
Royalty obligation	911,734	895,550
Convertible debentures	481,130	480,193
Deferred finance and other charges	67,497	78,031

Total	$1,640,361	$1,633,774

NOTE H – PREFERRED STOCK

Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value (“Series C Preferred Stock”), for aggregate proceeds of $400,000. The Company used such proceeds for working capital. The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends are in arrears in the aggregate amount of $64,000. The Series C Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of common stock. The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.00. The holders of Series C Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66 2/3% of the Series C Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock. Since two or more quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors.

DEXTERITY SURGICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE H – PREFERRED STOCK - continued

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively “Renaissance”) and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Preferred Stock for aggregate proceeds of $1,025,000. The Company used such proceeds for working capital. The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends are in arrears in the aggregate amount of $164,000. The Series B Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of common stock. The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series B Preferred Stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series B Preferred Stock. The Company disputes the claim of such holders of Series B Preferred Stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series B Preferred Stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of common stock upon conversion of the Series B Preferred Stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series B Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66 2/3% of the Series B Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock. Since two or more quarterly dividends payable on the Series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors.

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of Series A Preferred Stock for aggregate proceeds of $1,170,000. The Company used such proceeds for working capital. During March 2000, 150 shares of Series A Preferred Stock were converted to 93,750 shares of common stock. Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share. Quarterly dividends are in arrears in the amount of $163,200. The Series A Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of common stock. The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54. Certain holders of the Series A Preferred Stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series A Preferred Stock. The Company disputes the claim of such holders of Series A Preferred Stock and believes the conversion price should remain at $1.54. However, there can be no assurance that such holders of Series A Preferred Stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of common stock upon conversion of the Series A Preferred Stock than would be issuable at a $1.54 conversion price. Any issuance of common stock upon the conversion of Preferred Stock will substantially dilute the voting rights and other interests of stockholders of the Company. The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. The affirmative vote of 66 2/3% of the Series A Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock. Since two or more quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors

DEXTERITY SURGICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE I – EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic net loss per share (diluted loss per share equals basic loss per share since the effects of common stock equivalents are anti-dilutive in loss years):

	2003	2002
Numerator:
Net loss	$(2,662,041)	$(3,173,040)
Preferred stock dividends	(195,600)	(195,600)

Net loss applicable to common stockholders	$(2,857,641)	$(3,368,640)

Denominator:
Basic weighted average common shares outstanding	12,121,492	12,121,492
Effect of dilutive common stock equivalents	—	—

Weighted average shares outstanding	12,121,492	12,121,492

Loss per common share, basic and diluted	(.24)	(.28)

NOTE J – STOCK OPTIONS AND WARRANTS

In December 1989, the Company adopted a stock option plan (the 1989 Plan). Under the 1989 Plan, the Company may grant incentive and nonstatutory stock options to employees, directors, and consultants of the Company. Unexercised options expire ten years from the date of grant. The 1989 Plan expired in December 1999. At December 31, 2003, options to purchase 338,150 shares of common stock are outstanding under the 1989 Plan.

In May 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (NEDSOP). Under NEDSOP, the Company may grant stock options to nonemployee directors of the Company. The maximum number of shares available for grant under NEDSOP is 400,000. The NEDSOP options vest in 25% increments on each succeeding anniversary of the grant date, with unexercised options expiring ten years from the date they vest. At December 31, 2003, options to purchase 65,000 shares of common stock are outstanding under the NEDSOP.

In December 1999, the Company adopted a stock option plan to replace the 1989 Plan (the 2000 Plan). Under the 2000 Plan, the Company may grant incentive and nonstatutory stock options and restricted shares of common stock to employees, directors, and consultants of the Company. Unexercised options vest in 25% increments on each succeeding anniversary of the grant date, with unexercised options expiring on the tenth anniversary of the date of grant. The maximum number of shares available for grant under the 2000 Plan is 3,500,000, including 2,000,000 shares under option grants and 1,500,000 shares of restricted stock. At December 31, 2003, options to purchase 245,000 shares of common stock are outstanding under the 2000 Plan.

Under all plans, the exercise price must be at least equal to the stock’s market price on the date of grant. At December 31, 2003, 648,650 shares of common stock are reserved for future issuance under all plans.

The Company periodically grants options to employees and directors outside of any plan. However, no such options were granted in 2003 or 2002.

DEXTERITY SURGICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE J – STOCK OPTIONS AND WARRANTS - continued

A summary of the status of the Company’s stock options at December 31, 2003 and 2002, and changes during the years then ended, is presented in the table below:

	2003			2002
			Weighted			Weighted
			Average			Average
			Exercise			Exercise
			Price Per			Price Per
	Shares		Share	Shares		Share
Outstanding, beginning of year		1,350,600	$1.89		1,423,400	$1.89
Granted		—			—	—
Canceled		—			—	—
Forfeited		(5,285)	.001		(72,800)	1.42

Outstanding, end of year		1,345,315	.74		1,350,600	$1.89

Options exercisable, end of year		1,342,815	.74		1,300,600	$1.92

Weighted average fair value of options granted	$	NA		$	NA

The following table summarizes the information about options outstanding at December 31, 2003:

		Weighted Average	Number
		Remaining	Exercisable at
Exercise Price	Number	Contractual Life	December 31,
Per Share	Outstanding	(years)	2003
$.003	895,900	5.13	895,900
.14	85,000	7.01	85,000
1.00	115,000	6.07	112,500
2.50	750	2.12	750
3.00	160,000	2.97	160,000
3.25	2,000	4.11	2,000
4.38	73,333	3.72	73,333
5.03	13,332	3.75	13,332

	1,345,315		1,342,815

DEXTERITY SURGICAL, INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE J – STOCK OPTIONS AND WARRANTS - continued

Warrants: At December 31, 2003, the Company has 1,547,500 warrants outstanding. Each warrant, when exercised, is exchangeable for one share of the Company’s common stock.

The following table summarizes the information about warrants outstanding at December 31, 2003:

Exercise	Number	Exercisable at
Price	Outstanding	December 31, 2003	Expiration
$1.00	1,500,000	1,200,000	2009
$2.00	22,500	22,500	2004
$2.25	25,000	25,000	2004