Form 10QSB
period 2004-03-31
DEXTERITY SURGICAL INC
filed 2007-03-28
CIK 860131

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER:   0-20532

-----------------------

DEXTERITY SURGICAL, INC.

 (Exact name of small business issuer as specified in its charter)

DELAWARE

74-2559866

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

5444 Westheimer Road, Suite 1685, Houston, Texas 77056

 (Address of principal executive offices)

(713) 622-0516

(Issuer's Telephone Number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 9, 2007, the registrant had 25,029,800 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DEXTERITY SURGICAL, INC.

Debtor in Possession

BALANCE SHEETS

   March 31,

December 31,

ASSETS

2004

2003

(Unaudited)

Current Assets:

Cash and cash equivalents

$        198,530

$          25,651

Accounts receivable, net

57,044

606,636

Inventories, net

101,459

2,732

Other current assets

         186,156

         125,145

Total current assets

543,189

760,164

Property and Equipment, net

139,872

159,314

Other Assets:

Licensed technology rights

1,388,677

1,591,160

Other assets

             6,948

             6,948

      1,395,625

      1,598,108

Total Assets

$     2,078,686

$     2,517,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued expenses

$     5,667,998

$     5,471,493

Current portion of long-term debt obligations, including

debt and royalty obligations in default

    11,338,395

    11,162,545

Total current liabilities

17,006,393

16,634,038

Royalty Obligation,  net of current portion

1,339,350

1,664,686

Liabilities Subject to Compromise

-

-

Commitments and Contingencies

-

-

Stockholders’ Deficit:

Preferred stock, $.001 par value; 2,000,000 shares authorized;

2,445 shares issued and outstanding

2

2

Common stock, $.001 par value; 50,000,000 shares authorized;

12,121,492 shares issued and outstanding

12,122

12,122

Additional paid-in capital

34,733,804

34,733,804

Accumulated deficit

   (51,012,985)

   (50,527,066)

Total stockholders’ deficit

   (16,267,057)

   (15,781,138)

Total Liabilities and Stockholders’ Deficit

$     2,078,686

$     2,517,586

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

STATEMENTS OF OPERATIONS

(Unaudited)

   Three Months

  Ended March 31,

2004

2003

Net Sales

$      797,552

$      250,177

Cost of Sales

       321,184

       150,074

Gross profit

476,368

100,103

Operating Expenses:

Selling, general and administrative

324,537

190,797

Depreciation and amortization

       232,813

       232,813

       557,350

        423,610

Loss from Operations

(80,982)

(323,507)

Interest Expense

       404,937

      386,019

Loss Before Reorganization Items and Income Taxes

(485,919)

(709,526)

Reorganization Items:

Professional fees

            -

            -

Loss Before Income Taxes

(485,919)

(709,526)

Income Taxes

            -

            -

Net Loss

(485,919)

(709,526)

Less dividend requirement on cumulative

convertible preferred stockholders

        (48,900)

        (48,900)

Net Loss Applicable to Common Stockholders

$    (534,819)

$    (758,426)

Earnings (Loss) Per Share

Basic and diluted loss per common share

 $            (.04)

 $            (.06)

Weighted average shares used in computing basic

and diluted loss per common share

  12,121,492

  12,121,492

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

STATEMENTS OF CASH FLOWS

(Unaudited)

  Three Months

  Ended March 31

   2004                        2003

Operating Activities

Net loss

$   (485,919)

$   (709,526)

Adjustments to reconcile net loss to net cash

provided (used) by operating activities:

Depreciation and amortization

232,813

232,813

Accretion of royalty obligation

119,514

156,132

Amortization of deferred finance charges

-

18,708

Adjustments due to dissolution of subsidiary

-

(47,247)

Changes in operating assets and liabilities:

Accounts receivable

549,592

251,835

Accounts receivable, related party

-

-

Inventories

(98,727)

28,967

Other current assets

(61,011)

14,773

Accounts payable and accrued liabilities

     196,505

       13,145

Net cash provided (used) before reorganization items

452,767

(40,400)

Reorganization items:

Professional fees paid

-

-

Payments on liabilities subject to compromise

           -

          -

Net cash provided (used) by operating activities

452,767

(40,400)

Investing Activities

Purchase of property and equipment

      (10,888)

      (15,900)

Net cash (used) by investing activities

(10,888)

(15,900)

Financing Activities

Advances on line of credit

-

-

Payments on line of credit

    (269,000)

           -

Net cash (used) by financing activities

    (269,000)

           -

Change in cash and cash equivalents

172,879

(56,300)

Cash and cash equivalents, beginning of period

       25,651

     159,836

Cash and Cash Equivalents, End of Period

$    198,530

$    103,536

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

NOTE A – PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND SUBSEQUENT

EVENTS

Bankruptcy Proceedings and Accounting:  On April 19, 2004 (“Petition Date”), Dexterity Surgical, Inc. (Dexterity or Company) filed a voluntary petition for reorganization under Chapter 11 of the Federal bankruptcy laws (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”).  The Company has experienced significant operating losses, has an accumulated deficit, and is in default on most of its significant debt instruments.  The defaults on its debt precipitated the need to seek protection under Chapter 11 in order to reorganize the Company.

As a Debtor-in-Possession, Dexterity is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.  Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed, and other contractual obligations against the Company may not be enforced.  In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts, including lease obligations.  Parties affected by these rejections may file claims with the Court in accordance with the reorganization process.  Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement and compromise under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements may materially change due to the restructuring of the Company’s assets and liabilities as a result of the Plan of Reorganization and the application of the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (SOP 90-7), with respect to reporting upon emergence from Chapter 11 (“Fresh-Start” accounting).  Changes in accounting principles required under U. S. generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence.  Additionally, the Company may choose to make changes in accounting practices and policies at that time.  For all of these reasons, financial statements for periods subsequent to emergence from Chapter 11 may not be comparable with those of prior periods.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, all pre-petition liabilities subject to compromise have been segregated in the balance sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims.  Liabilities not subject to compromise are separately classified as current and non-current.  Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization Items.  Cash used for reorganization items is disclosed separately in the statements of cash flows.

The ability of the Company to continue as a going concern is predicated upon numerous issues, including its ability to achieve the following:

•

having the Plan of Reorganization confirmed by the court in a timely manner

•

being able to successfully implement its business plans

•

being able to obtain additional equity funding

•

being able to return to profitable operations

NOTE A – PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND SUBSEQUENT

EVENTS – continued

Included in Liabilities Subject to Compromise are the following significant components at April 19, 2004, the Petition Date:

Accounts payable and accrued expenses

$   3,037,033

Accrued interest

2,666,341

Dexterity notes (1)

1,000,000

Line of credit (1)

645,995

Royalty obligations (1)

8,415,710

Convertible debentures (1)(2)

    2,632,563

$ 18,397,642

(1)  Represents debt and obligations of the Company in default at the Petition Date.

(2)  Although this is secured debt, it was subject to compromise, and as discussed below in Subsequent Event –

Sale of Asset, this liability was settled with a payment of $2,182,400 in 2006.

Subsequent Event – Sale of Assets:  On February 24, 2006 , (with an effective date of March 31, 2006), Dexterity entered into an agreement, and the bankruptcy court approved, the sale of substantially all of the assets of the Company, including its inventory, manufacturing equipment, and its licensed technology rights (including all patents) for approximately $2,240,000.  The Company received $17,600 in cash plus a $40,000 note receivable due on March 31, 2009.  In addition, the purchaser paid $2,182,400 towards the convertible debentures due to Renaissance Capital Group Inc. (see Note E (4)).

Subsequent Event – Acceptance of Reorganization Plan:  In conjunction with the sale of assets, Dexterity’s Plan of Reorganization was confirmed April 13, 2006 with an effective date of March 31, 2006.  Substantially all liabilities subject to compromise were dismissed, thereby being recognized as “gain on debt discharge” in the statement of operations for the three months ended March 31, 2006.  The majority of the remaining accounts payable and accrued expenses at March 31, 2006 were amounts due to the Company’s legal counsel, all of which were paid or otherwise settled during the period ended      June 30, 2006.  The Plan also included the following major provisions:

1.

The Company will increase its authorized capital stock to 100,000,000 by filing a Certificate of Amendment to its Articles of Incorporation and then effect a 1-for-500 reverse split of all issued and outstanding stock.  This was completed July 27, 2006.

2.

The Company will issue 25,000,000 new shares of restricted common stock to an investment banking group (the “investors”).  The Investors anticipate consummating a merger transaction and have provided $175,000 as a cash infusion for creditors and payment of administrative claims.  Of the $175,000 paid to the Company, $50,000 represents a loan which will be repaid through the issuance of 6,000,000 new common shares and 3,000,000 warrants having an exercise price of $1.00 for five years.  This was completed September 8, 2006.

3.

The Company will issue 29,800 shares of new common stock to certain creditors.  This issuance was completed September 8, 2006.

4.

All current outstanding common and preferred shares, and all outstanding stock options, will be cancelled.  This cancellation was completed September 8, 2006.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bankruptcy Accounting:  As discussed in Note A, for financial reporting purposes, the financial statements have been prepared on a going concern basis.  In addition, the Company has applied the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”  Accordingly, all pre-petition liabilities subject to compromise have been segregated in the balance sheet and classified as  liabilities subject to compromise, at the estimated amount of allowable claims.  Liabilities not subject to settlement are classified as current and non-current.  Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately in the statements of cash flows.

The Company discontinued accruing interest on their pre-petition debt obligations as of the Petition Date, April 19, 2004.

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

NOTE C – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  As the Company had a net loss for the three months ended March 31, 2004 and 2003, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

NOTE D – DISPUTES, LAWSUITS, AND CONTINGENCIES

The Company was involved in several disputes and lawsuits at the time it filed for protection under the Bankruptcy Code.  These disputes and suits were all settled as part of the bankruptcy proceedings as discussed in Note A.  A summary of the disputes and suits is as follows:

a)

On July 17, 2003, Medical Creative Technologies, Inc. and Robert D. Rambo filed a lawsuit in the United States District Court for the Eastern District of Pennsylvania against the Company alleging breach of contract with regard to several of the Company’s operative agreements.  The plaintiffs were seeking approximately $270,000 cash and return of all rights to the Dexterity® Pneumo Sleeve® and the Dexterity® Protractor®.

b)

The holders of the Company’s convertible debentures and certain holders of the Company’s Series A Cumulative Convertible Preferred Stock, $.001 par value (“Series A Preferred Stock”), and Series B Cumulative Convertible Preferred Stock, $.001 par value (“Series B Preferred Stock”), disputed the price for conversion to common shares.

c)

The Company was also a party to claims and legal proceedings arising in the ordinary course of business.

NOTE E – DEBT AND OTHER LONG-TERM OBLIGATIONS

A significant portion of the Company’s debt and other long-term obligations were in default at December 31, 2003.  All of these amounts are classified as liabilities subject to compromise at March 31, 2004.  Amounts included in debt and outstanding are as follows at December 31:

 December 31,

         2003

(1) Dexterity notes

$     1,000,000

(2) Line of credit

914,995

(3) Royalty obligations

8,279,673

(4) Convertible Debentures

      2,632,563

Total long-term debt and other obligations

12,827,231

Less current portion

    11,162,545

Total long-term portion of debt and other obligations

$     1,664,686

(1)

Unsecured notes payable related to Dexterity acquisition, bearing interest at 12%, interest due quarterly, matured in October 2001.  The Company is in default with respect to this obligation.

(2)

Revolving line of credit secured by accounts receivable, inventories, and intangible assets.  In May 2001, Teleflex, Inc., a major stockholder in the Company, purchased this instrument from the previous lender.  The outstanding balance accrues interest at prime plus 1.5%, plus an additional 3% due to the Company’s default on the line of credit.  There are no additional funds available under the current borrowing base.  The Company is in default with respect to this obligation.

(3)

Royalty obligations related to Dexterity acquisition, subject to annual minimum payments over a period of seven years commencing in 1999 and discounted at 12%, plus an additional 12% on royalties not paid when due.  The minimum payments aggregate approximately $9.7 million over the seven-year royalty period.  The Company is in default with respect to this obligation.

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

NOTE F – PREFERRED STOCK

All of the rights of the preferred stockholders were terminated as a result of the plan of reorganization approved by the Bankruptcy court in 2006.  See Note A.

The Company has authorized 2,000,000 shares of preferred stock of which 2,445 shares are outstanding at March 31, 2004.  Please refer to the Company’s Form 10-KSB as of December 31, 2003 for a full description of these placements.

NOTE G – FAIR VALUE OF STOCK OPTIONS

The Company has a stock-based employee compensation plan which is described more fully in the Notes to the December 31, 2003 audited consolidated financial statements contained in the Company’s annual report of Form 10-KSB.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three month periods ended March 31:

 Three Months

  Ended March 31

   2004                        2003

Net (loss) as reported, as applicable to common stockholders

$ (534,819)

$ (758,426)

Deduct: Total stock-based compensation

  expense determined under the fair value based

  method for all awards, net of related tax effects

      (1,500)

      (6,344)

Pro forma (loss), as applicable to common stockholders

$ (536,319)

$ (764,770)

(Loss) per common share:

  Basic, as reported

$ (.04)

$ (.06)

  Basic, pro forma

 (.04)

   (.06)

  Diluted, as reported

 (.04)

   (.06)

  Diluted, pro forma

   (.04)

   (.06)

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Dexterity Surgical, Inc. ("we", "Dexterity" or “Company”) operates; technology changes; the competition we face; changes in our business strategy or development plans; the high leverage of Dexterity ; our ability to attract and retain qualified personnel; existing governmental regulations and changes in, or our failure to comply with, governmental regulations; liability and other claims asserted against us; it's our ability or the ability of our third-party suppliers to take corrective action in a timely manner with respect to changing government regulations; and other factors referenced in our filings with the Securities and Exchange Commission.

Significant Events

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS On April 19, 2004, Dexterity Surgical, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operated as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, the Company was authorized under Chapter 11 to continue to operate as an ongoing business, but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On June 4, 2004, the United States Trustee appointed the Committee of Unsecured Creditors (the “Committee”).

On February 24, 2006, with an effective date of March 31, 2006, Dexterity entered into an agreement, and the bankruptcy court approved, the sale of substantially all of the assets of the Company, including its inventory, manufacturing equipments, and its licensed technology rights (including all patents) . , as part of the orderly wind down of its business, the Company ceased all operations.  The Company received cash plus a note receivable, and the purchases paid monies towards the convertible debentures due to Renaissance Capital Group, Inc.  In conjunction with the sale of assets, Dexterity’s plan of reorganization was confirmed effective March 31, 2006, which Plan contained the following major provisions: An investment banking group will consummate a merger transaction, acquiring controlling shares of the Company’s outstanding equity and providing $175,000 as a cash infusion for the creditors; certain creditors will receive 29,800 common shares and all liabilities subject to compromise as of March 31, 2006 will be dismissed as of that date.

Pursuant to Bankruptcy Court Order and by filing a Certificate of Amendment to its Articles of Incorporation, the Company increased its authorized capital stock, par value $.0001, and affected a 1-for-500 reverse split of all issued and outstanding stock, effective July 27, 2006.

Pursuant to the Bankruptcy Court Order, on September 8, 2006, the Company issued new common stock: 25,000,000 new shares of restricted common stock to investors, and 29,800 shares to certain creditors

Also pursuant to Bankruptcy Court Order and effective September 8, 2006, the Company cancelled all previously issued common or preferred shares.  A Certificate of Amendment of its Articles of Incorporation was filed with the State of Delaware effecting this cancellation.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Description of Business

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE BANKRUPTCY AND SUBSEQUENT SALE OF COMPANY’S OPERATIONAL ASSETS EFFECTIVE MARCH 31, 2006.

We were incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, we completed our initial public offering of common stock, which is currently traded on the OTC Bulletin Board. Our executive offices are located at 5444 Westheimer Road, Suite 1685, Houston, Texas 77056, and our telephone number is (713) 622-0516. The business that we were engaged in during such times as we had operations was the distribution of instruments, equipment and surgical supplies used in hand-assisted laparoscopic surgery (“HALS”) through an exclusive distribution agreement with Weck Closure Systems, LLC (“WCS”).

HALS is a hybrid between open and laparoscopic surgery during which the surgeon inserts one hand into the abdominal cavity during laparoscopic surgery. By having his or her hand in the abdomen when performing laparoscopic surgery, the surgeon has tactile feedback, rapid finger dissection, enhanced retraction capabilities and simplified homeostasis.

The Dexterity Pneumo Sleeve is a device that allows the surgeon to insert one hand into the abdominal cavity while preserving the presence of air or gas in the preperitoneal space during laparoscopic surgery. This enabling technology is expected to greatly increase the number of advanced minimal access surgeries as well as the number of surgeons who perform these procedures. In addition to being used with the Dexterity Pneumo Sleeve, the Dexterity Protractor is used as a stand-alone product for open surgery, providing a traumatic retraction and wound protection.

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

On April 19, 2004, the Company filed a voluntary petition for relief for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas Houston Division. The Company underwent numerous operating changes and operated its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court.  On March 2, 2005, the Bankruptcy Court entered an Order confirming First Amended Plan of Liquidation.  In connection with that plan, assets of the company were scheduled to be auctioned, which auction culminated in the sale of substantially all of the Company’s assets to Renaissance Capital Growth & Income Fund III, Inc., and Renaissance U.S. Growth Investment Trust, PLC., as approved by Bankruptcy Court order dated March 17, 2006.

Pursuant to the Bankruptcy Court Order, Company entered into a transaction, in which an investment banking group acquired the controlling share of the Company’s outstanding equity and provided $175,000 cash for distribution to Company’s creditors. This merger transaction was specifically provided for under the terms of the Order Approving Modification of the First Amended Plan, issued by the Bankruptcy Court on March 2, 2006.

As of the date of filing of this report, Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.    However, Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as incurred.

Equipment and Employees: Since disposing of its operations and returning its equipment, real estate and other assets to its creditors, Company has had no operations and owns no equipment.  Company’s only employee is its President.

Governmental Regulation and Legal Uncertainties

The Company is currently subject to various laws and regulations relating to its business, including those of the Bankruptcy Code.  The Company must adhere to the Orders of the Bankruptcy Court and any Plan of Reorganization.

If the Company were alleged to violate federal, state or foreign civil or criminal laws, even if these claims could be successfully defended, the Company could be materially adversely affected.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to property and equipment, stock based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

For the three month period ended March 31, 2004, the Company’s operations were limited to sales of its existing product lines.  No new marketing efforts are underway or contemplated.  Selling, general and administrative expenses continue to be higher than historical trends due to substantial costs incurred due the filing of a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code.  A net loss of $485,919 was incurred during the three month period, compared to a net loss of $709,526 in the comparative prior year period, and similar results are anticipated throughout the bankruptcy period.

Income Taxes

We have incurred net operating losses since inception and, therefore, we have not incurred any income taxes. We have a net operating tax loss carry forward of approximately $25,000,000 as of December 31, 2003. However, due to certain limitations established by the Internal Revenue Code, the amount of net operating loss carry-forward available for use in any one year is limited.

Disclosure About Market Risk

We manage many risks in the normal course of business. However, we consider interest rate risk to be one of the most significant market risks that could materially impact our financial position and results of operations. The movements in interest rates affect the value of capitalized mortgage servicing rights, the mortgage inventory held for sale, volume of loan production and total net interest income earned.

Liquidity and Capital Resources

Dexterity is currently in Chapter 11 bankruptcy due to liquidity and capital resource issues.  We are pursuing the opportunity to locate a suitable merger candidate.  There are no assurances that this strategy will be successful.  We have sold the various assets of the Company.

Special Cautionary Notice Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis or Plan of Operation" as well as in this Quarterly Report generally. You should carefully review the risks described in this Quarterly Report.  In addition, when used in this Quarterly Report, the words "anticipates," "plans," "believes," "intends," "estimates," and "expects" and similar expressions are generally intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by these forward-looking statements or us. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

Cautionary Statements

We continue to be subject to certain factors that could cause our results to differ materially from expected and historical results. You should carefully review the risks described in this Quarterly Report.

ITEM 3

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, management including our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

(b)

Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended March 31, 2004.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

The Company is currently in Chapter 11 bankruptcy proceedings within the federal court system.  The Company is pursuing several strategies to exit from Chapter 11 as a solvent going concern; however, no assurances can be made that the Company will be successful.  The Company is also pursuing potential acquirers of the various assets of the Company as an alternative to any form of re-organization.

NOTICE OF FILING OF BANKRUPTCY PETITION AND SALE OF OPERATING ASSETS On April 19, 2004, Dexterity Surgical, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operated as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.  In general, as a debtor-in-possession, the Company was authorized under Chapter 11 to continue to operate as an ongoing business, but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On June 4, 2004, the United States Trustee appointed the Committee of Unsecured Creditors (the “Committee”).

On February 24, 2006, with an effective date of March 31, 2006, Dexterity entered into an agreement, and the bankruptcy court approved, the sale of substantially all of the assets of the Company, including its inventory, manufacturing equipments, and its licensed technology rights (including all patents) .  As part of the orderly wind down of its business, the Company ceased all operations.  In conjunction with the sale of assets, Dexterity’s plan of reorganization was confirmed effective March 31, 2006, which Plan contained the following major provisions: an investment banking group will consummate a merger transaction, acquiring controlling shares of the Company’s outstanding equity and providing $175,000 as a cash infusion for the creditors; certain creditors will receive 29,800 common shares; and all liabilities subject to compromise as of March 31, 2006 will be dismissed as of that date.

Pursuant to Bankruptcy Court Order and by filing a Certificate of Amendment to its Articles of Incorporation, the Company increased its authorized capital stock, par value $.0001, and affected a 1-for-500 reverse split of all issued and outstanding stock, effective July 27, 2006.

Pursuant to the Bankruptcy Court Order, on September 8, 2006, the Company issued new common stock: 25,000,000 new shares of restricted common stock to investors, and 29,800 shares to certain creditors.

Also pursuant to Bankruptcy Court Order and effective September 8, 2006, the Company cancelled all previously issued common or preferred shares.  A Certificate of Amendment of its Articles of Incorporation was filed with the State of Delaware effecting this cancellation.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE BANKRUPTCY.

ITEM 2

CHANGES IN SECURITIES

See Item 1 above.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5

OTHER INFORMATION

Not applicable.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit 31

Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32

Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 7

CONTROLS AND PROCEDURES

Due to the bankruptcy of the Company, we are operating and controlled by the Reorganization Plan approved by the Bankruptcy Court.  Prior to the filing of the Bankruptcy, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC reports.  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph as the Bankruptcy is still pending.

* * * * *

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEXTERITY SURGICAL, INC.

Registrant

Date: March 27, 2007

By:

_/s/ Randall K. Boatright

_____________________________________

Randall K. Boatright, Chief Executive Officer,

Chief Financial Officer, President, Director and

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                                              Title                                           Date

/s/ Randall K. Boatright

____________________

Randall K. Boatright

Chief Executive Officer,                   March 27, 2007

Chief Financial Officer,

President, Director and

Principal Executive Officer