Form 10QSB
period 2004-06-30
DEXTERITY SURGICAL INC
filed 2007-03-28
CIK 860131

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DEXTERITY SURGICAL, INC.

Debtor in Possession

BALANCE SHEETS

     June 30,

December 31,

ASSETS

2004

2003

(Unaudited)

Current Assets:

Cash and cash equivalents

$         47,466

$         25,651

Accounts receivable, net

92,714

606,636

Inventories, net

85,227

2,732

Other current assets

        168,196

       125,145

Total current assets

393,603

760,164

Property and Equipment, net

109,542

159,314

Other Assets:

Licensed technology rights

1,186,195

1,591,160

Other assets

            6,948

             6,948

     1,193,143

      1,598,108

Total Assets

$    1,696,288

$    2,517,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued expenses

$       113,586

$    5,471,493

Current portion of long-term debt obligations, including

debt and royalty obligations in default

              -

    11,162,545

Total current liabilities

113,586

16,634,038

Royalty Obligation,  net of current portion

-

1,664,686

Liabilities Subject to Compromise

18,397,642

-

Commitments and Contingencies

-

-

Stockholders’ Deficit:

Preferred stock, $.001 par value; 2,000,000 shares authorized;

2,445 shares issued and outstanding

2

2

Common stock, $.001 par value; 50,000,000 shares authorized;

12,121,492 shares issued and outstanding

12,122

12,122

Additional paid-in capital

34,733,804

34,733,804

Accumulated deficit

  (51,560,868)

  (50,527,066)

Total stockholders’ deficit

  (16,814,940)

  (15,781,138)

Total Liabilities and Stockholders’ Deficit

$    1,696,288

$    2,517,586

See notes to financial statements

DEXTERITY SURGICAL, INC.

Debtor in Possession

STATEMENTS OF OPERATIONS

(Unaudited)

Three Months

Six Months

 Ended June 30,

  Ended June 30,

     2004

      2003

2004

2003

Net Sales

$    224,770

$      626,540

$   1,022,322

$       876,717

Cost of Sales

     153,674

       251,069

       474,858

        401,143

Gross profit

71,096

375,471

547,464

475,574

Operating Expenses:

Selling, general and administrative

231,561

280,705

556,098

471,502

Depreciation and amortization

     232,812

       232,812

       465,625

        465,625

     464,373

       513,517

    1,021,723

        937,127

Loss from Operations

(393,277)

(138,046)

(474,259)

(461,553)

Interest Expense

       16,857

       348,970

       421,794

        734,989

Loss Before Reorganization Items and

Income taxes

(410,134)

(487,016)

(896,053)

(1,196,542)

Reorganization Items:

Professional fees

   137,749

            -

      137,749

              -

Loss Before Income Taxes

(547,883)

(487,016)

(1,033,802)

(1,196,542)

Income Taxes

         -

            -

            -

              -

Net Loss

(547,883)

(487,016)

(1,033,802)

(1,196,542)

Less dividend requirement on

cumulative convertible preferred

stockholders

      (48,900)

        (48,900)

        (97,800)

         (97,800)

Net Loss Applicable to Common

Stockholders

$   (596,783)

$    (535,916)

$  (1,131,602)

$  (1,294,342)

Earnings (Loss) Per Share

Basic and diluted loss per

common share

   $          (.05)

 $            (.04)

 $            (.09)

 $            (.11)

Weighted average shares used in

computing basic and diluted

loss per common share

12,121,492

  12,121,492

  12,121,492

  12,121,492

See notes to financial statements

DEXTERITY SURGICAL, INC.

Debtor in Possession

STATEMENTS OF CASH FLOWS

(Unaudited)

  Six Months

  Ended June 30

   2004                        2003

Operating Activities

Net loss

$ (1,033,802)

$ (1,196,542)

Adjustments to reconcile net loss to net cash

provided by operating activities:

Reorganization items

137,749

-

Depreciation and amortization

465,625

465,626

Accretion of royalty obligation

136,034

275,646

Amortization of deferred finance charges

-

37,416

   Adjustment due to dissolution of subsidiary

-

(47,248)

Changes in operating assets and liabilities:

Accounts receivable

513,922

239,944

Accounts receivable, related party

-

4,924

Inventories

(82,495)

31,139

Other current assets

(43,051)

43,905

Accounts payable and accrued liabilities

       207,721

       210,598

Net cash provided before reorganization items

301,703

65,408

Reorganization items:

Professional fees paid

-

-

Payments on liabilities subject to compromise

             -

             -

Net cash provided by operating activities

301,703

65,408

Investing Activities

Purchase of property and equipment

        (10,888)

        (20,005)

Net cash (used) by investing activities

(10,888)

(20,005)

Financing Activities

Advances on line of credit

-

-

Payments on line of credit

      (269,000)

            -

Net cash (used) by financing activities

      (269,000)

            -

Change in cash and cash equivalents

21,815

45,403

Cash and cash equivalents, beginning of period

         25,651

       159,836

Cash and Cash Equivalents, End of Period

$        47,466

$      205,239

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004

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

NOTE A – PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND SUBSEQUENT

EVENTS – continued

Included in Liabilities Subject to Compromise are the following significant components at June 30:

       2004

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

NOTE C – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  As the Company had a net loss for the six months ended June 30, 2004 and 2003, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

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

NOTE E – DEBT AND OTHER LONG-TERM OBLIGATIONS

A significant portion of the Company’s debt and other long-term obligations were in default at December 31, 2003.  All of these amounts are classified as liabilities subject to compromise at June 30, 2004.  Amounts included in debt and outstanding are as follows at December 31:

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

The Company has authorized 2,000,000 shares of preferred stock of which 2,445 shares are outstanding at June 30, 2004.  Please refer to the Company’s Form 10-KSB as of December 31, 2003 for a full description of these placements.

NOTE G – FAIR VALUE OF STOCK OPTIONS

The Company has a stock-based employee compensation plan which is described more fully in the Notes to the December 31, 2003 audited consolidated financial statements contained in the Company’s annual report of Form 10-KSB.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and six month periods ended June 30:

 Three Months

      Six Months

        Ended June 30

            Ended June  30

   2004

   2003

      2004

     2003

Net (loss) as reported,

as applicable to common stockholders

$ (596,783)

$     (535,916)

$ (1,131,602)

$ (1,294,342)

Deduct: Total stock-based compensation

expense determined under the fair value

based method for all awards, net of

related tax effects

         -

          (1,500)

          (1,500)

          (7,844)

Pro forma (loss), as applicable to

common stockholders

$ (596,783)

$    (537,416)

$ (1,133,102)

$ (1,302,186)

(Loss) per common share:

  Basic, as reported

$ (.05)

$ (.04)

$ (.09)

$ (.11)

  Basic, pro forma

 (.05)

   (.04)

 (.09)

 (.11)

  Diluted, as reported

 (.05)

   (.04)

 (.09)

   (.11)

  Diluted, pro forma

 (.05)

   (.04)

 (.09)

   (.11)

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

Pursuant to the Bankruptcy Court Order, on September 8, 2006, the Company issued new common stock: 25,000,000 new shares of restricted common stock to investors, and 29,800 common shares to various creditors.

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

Results of Operations

For the three month period ended June 30, 2004, the Company’s operations were limited to sales of its existing product lines.  No new marketing efforts are underway or contemplated.  Selling, general and administrative expenses continue to be higher than historical trends due to substantial costs incurred due the filing of a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code.  A net loss of $547,883 was incurred during the three month period, compared to a net loss of $487,016 in the comparative prior year period, and similar results are anticipated throughout the bankruptcy period.

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

(b)

Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended June 30, 2004.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the Bankruptcy Court Order, on September 8, 2006, the Company issued new common stock: 25,000,000 new shares of restricted common stock to investors, and 29,800 common shares to certain creditors.

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

Not applicable

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

/s/ Randall K. Boatright

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