Form 10KSB
period 2004-12-31
DEXTERITY SURGICAL INC
filed 2007-03-29
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-20532

Dexterity Surgical, Inc.

 (Name of small business issuer in its charter)

Delaware                                74-2559866

(State or other jurisdiction of             (I.R.S. Employer Identification No.)

                     incorporation or organization)

5444 Westheimer Road,

Suite 1685

Houston, Texas

     77056

(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number (713) 622-0516

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares,  $ .001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      [   ]    No [ X  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes    [   X   ]     No    [       ]

Issuer’s revenues for its most recent fiscal year:   $ 1,490,238.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 1, 2007 ($.001) was $25,028.  For purposes of this computation, we consider all directors and holders of 10% or more of our common stock to be affiliates.   Therefore the number of shares of our common stock held by non-affiliates as of March 1, 2007 was 25,028,954.

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of March 1, 2007 was 25,029,800 shares of common stock, $0.001 par value.

Transitional Small Business Disclosure Format (Check one):  Yes    [       ]    No    [  X ]

PART I

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

On June 4, 2004, the United States Trustee appointed the Committee of Unsecured Creditors (the “Committee”).

On February 24, 2006, with an effective date of March 31, 2006, Dexterity entered into an agreement, and the bankruptcy court approved, the sale of substantially all of the assets of the Company, including its inventory, manufacturing equipments, and its licensed technology rights (including all patents) .  As part of the orderly wind down of its business, the Company ceased all operations.  In conjunction with the sale of assets, Dexterity’s plan of reorganization was confirmed effective March 31, 2006, which Plan contained the following major provisions: an investment banking group will consummate a merger transaction, acquiring controlling shares of the Company’s outstanding equity and providing $175,000 as a cash infusion for the creditors; certain creditors will receive 29,800 common shares; and all liabilities subject to compromise as of March 31, 2006 will be dismissed.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS

Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Item 1. Description of Business.

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO THE BANKRUPTCY AND SUBSEQUENT SALE OF COMPANY’S OPERATIONAL ASSETS EFFECTIVE MARCH 31, 2006.

We were incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, we completed our initial public offering of common stock, which is currently traded on The Pink Sheets. Our executive offices are located at 5444 Westheimer Road, Suite 1685, Houston, Texas 77056, and our telephone number is (713) 622-0516. The business that we were engaged in during such times as we had operations was the distribution of instruments, equipment and surgical supplies used in hand-assisted laparoscopic surgery (“HALS”) through a distribution agreement.

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

The Company entered into a transaction in which an investment banking group acquired the controlling share of the Company’s outstanding equity through the issuance of 25,000,000 new common shares and provided $175,000 cash for distribution to Company’s creditors. This transaction was specifically provided for under the terms of the Order Approving Modification of the First Amended Plan, issued by the Bankruptcy Court on March 2, 2006.  As part of that transaction, all of the old shares of the Company’s common and preferred stock, and stock options and warrants, were cancelled and 29,800 new common shares were issued to certain creditors.

As of the date of filing of this report, the Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.

However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as incurred.

Equipment and Employees:  Since disposing of its operations and returning its equipment, real estate and other assets to its creditors, the Company has had no operations and owns no equipment.  The Company’s only employee is its President (who also has the role of Chief Executive Officer and Chief Financial Officer).

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

Item 2. Description of Property.

The Company currently leases its corporate headquarters on a month-to-month basis.

Item 3. Legal Proceedings.

On April 19, 2004, Dexterity Surgical, Inc. filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company continued in possession of its property as a Debtor in Possession pursuant to 11 U.S.C. §§1107 and 1108.  On or about December 7, 2004, the Company filed the First Amended Plan of Reorganization Under Chapter 11, Title 11, United States Code of Dexterity Surgical, Inc. (the “Plan”). The Plan provided for the orderly liquidation of the Debtor’s assets in order to provide a distribution to its creditors.  The primary source of funding for the Plan was the sale of substantially all of the Debtor’s assets, including license rights, and the consummation of a Restructuring Transaction between the Debtor and an Investor Group, whereby the Investors provided a DIP loan of $50,000, and with an additional $125,000 paid as contribution in consideration for, among other things, 25,000,000 new common shares and the promise to enter into an exchange agreement with a merger partner designated by the Investors.  On February 7, 2005, the Court held a hearing to confirm the Plan and on March 2, 2005, entered the Order Confirming First Amended Plan of Liquidation Under Chapter 11, Title 11, United States Code of Dexterity Surgical, Inc dated December 7, 2004 (the “Confirmation Order”).  The Confirmation Order contains certain modifications to the plan which are non-material to the liquidation of the Debtor’s assets.  On March 2, 2006, the Court entered an Order Approving Modification of the First Amended Plan. For purposes of this Report, the First Amended Plan, as modified, shall be referred to as the “Plan.”

After the March 2, 2006 confirmation, the Company paid all priority claims in full, and on March 31, 2006, the Company sold substantially all of its operating assets and paid all secured creditors in satisfaction of their liens on personal property in the full amount previously agreed to and approved by Bankruptcy Court order, substantially consummating the Plan.

Under the terms of the Plan, the Company is authorized to take the following actions:

(i)

implement a reverse split such that the currently issued and outstanding stock of the Company shall be no greater than 25,000 (the “Rolled-Back Shares”),

(ii)

 issue 25,000,000 shares of new common stock, $.001 par value, to the Investors,

(iii)

convert the $50,000 DIP Loan upon presentment to the Reorganized Debtor by the holders of the underlying note into 6,000,000 common shares and 3,000,000 warrants having an exercise price of $1.00 for five years, all of which will be issued as payment for the obligations under the DIP Loan,

(iv)

issue 29,800 common shares to certain creditors,

(v)

after issuance of the 25,000,000 new common stock , cancel the Rolled Back Shares.

The Plan provides that the Board of Directors may remain seated until the reorganization set forth in the Plan is completed.  The Directors were given authority by the Bankruptcy Court to, appoint new members to the Board, amend the Reorganized Debtor’s bylaws, amend the fiscal year , execute a share exchange agreement and issue shares in which effective control or majority ownership are given to an acquiring business entity, and to increase the Reorganized Debtor’s authorized common shares to 100,000,000 by filing a certificate of amendment, and all of the preceding changes were authorized by the Bankruptcy Court to be done without need of shareholder approval.

There are no other legal proceedings at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information.

(A) The common shares of the Company have been traded in the over-the-counter market under the trading symbol DEXTQ, with trading commencing in August 1992. The following table sets forth the range of the high and low bid prices for the common shares of the Company for the quarters indicated, as reported by The OTC Bulletin Board for those periods. These prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

          Bid Prices

   High

   Low

Calendar Year 2004

First Quarter

$ .150

$ .007

Second Quarter

$ .045

$ .001

Third Quarter

$ .006

$ .005

Fourth Quarter

$ .006

$ .004

Calendar Year 2003

First Quarter

$ .010

$ .002

Second Quarter

$ .015

$ .002

Third Quarter

$ .015

$ .006

Fourth Quarter

$ .035

$ .006

 (B) On March 1, 2007, there were 51 shareholders of record.

(C) The Company has never declared a cash dividend on its common shares and no assurance can be given that the Company will declare any cash dividend on its common shares in the future. Payments of dividends are within the discretion of the Company's Board of Directors and depend upon the earnings, capital requirements, and operating and financial condition of the Company, among other factors. The Company has no operations or earnings from operations, and does not expect to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In September 2006, Company issued 29,800 shares to creditors and 25,000,000 shares to an investor, pursuant to the terms of the Bankruptcy Court Order..  The shares were not registered in reliance upon the Bankruptcy Court Order, as well as Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

Item 6. Management's Discussion and Analysis or Plan of Operation

OVERVIEW

The following discussion should be read in conjunction with the Financial Statements, including footnotes, contained herein. The discussion is qualified in its entirety by the foregoing. Historical results of operations and the percentage relationships among any amounts in the Financial Statements, and any trends that may appear to be inferable therefrom, should not be taken as necessarily indicative of trends of operations or results of operations for any future periods.

Except for certain historical information contained herein, the following discussion contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed here, and since Company is no longer operating, future results likely differ materially from the information set forth here. Factors that could negatively impact the Company’s future include, but are not limited to, the war in Iraq, adverse changes in general economic conditions, Company’s ability to successfully consummate a business combination, interest rates, the ability to borrow working capital, and other factors. The Company does not assume, and specifically disclaims, any obligation to update any forward-looking statement contained in this annual report.

RESULTS OF OPERATIONS

Effective March 31, 2006, the Company sold substantially all of its operating assets and ceased operations.

Revenues for the year ended December 31, 2004 were $1,490,238 compared to $1,784,851 for the year ended 2003.

The cost of revenues was $685,510 in 2004 compared to $864,567 in 2003.

Operating expenses were $1,743,758 in 2004 compared to $1,941,964 in 2003.  The Company also incurred professional fees in connection with it bankruptcy of $338,260 in 2004 and $-0- in 2003.

Net loss decreased to $1,699,603 in 2004 from $2,662,041 in 2003.

CAPITAL AND LIQUIDITY

As of December 31, 2004, the Company had cash of $55,350 and a stockholder’s deficit of $17,480,741.

The Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to  combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should Company need to incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities.

Employees

The Company has no employees as of the date of this reporting other than its sole officer.

Research and Development Expenditures

The Company did not incur any research or development expenditures during the year ended December 31, 2004 or 2003.

Subsidiaries

The Company has no subsidiaries.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

Reports to Security Holders

At this time, the Company has not provided annual reports to security holders since 2003.  However, shareholders and the general public may view copies of all of our filings with the SEC, by visiting the SEC website (http://www.sec.gov) and performing a search of Company’s electronic filings.

RISK FACTORS

1.

THE COMPANY LACKS OPERATIONS AND HAS LOSSES WHICH ARE EXPECTED TO CONTINUE INTO THE FUTURE.

The Company ceased operations March 31, 2006 when substantially all its operating assets were sold.  The Company’s operating history is not a useful measure upon which an evaluation of its future success or failure can be made.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon:

-

the ability to generate revenues; and

-

the ability to raise the capital necessary to acquire an operating entity or engage in a merger or other transaction with an operating entity.

The Company is a “shell” corporation as that is defined under Rule 12b-2.  Based upon current plans, the Company expects to incur operating losses in future periods.  The Company cannot guarantee that it will be successful in generating revenues in the future.

2.

 IF THE COMPANY DOES NOT SUCCESSFULLY CONSUMMATE A BUSINESS COMBINATION, THE COMPANY WILL REQUIRE ADDITIONAL FUNDS

For the Company to once again engage in operations, it will either need to raise additional funds through public or private debt or sale of equity, or it will need to acquire or enter into a merger transaction with an operating entity.  Company is currently seeking to engage in such a merger with an operating entity, but there is no guarantee that this merger will reach a successful completion.   If the merger fails and the Company seeks additional financing, this financing may not be available when needed.  Even if this financing is available, it may be on terms that the Company deems unacceptable or are materially adverse to its interests with respect to dilution of book value, dividend preference, liquidation preference, or other terms.

3.

THE COMPANY IS NOT AN OPERATING COMPANY AND DOES NOT HAVE ANY SIGNIFICANT CAPITAL.

Because the Company does not have significant capital, it must limit its operations and there is little chance that operations will begin at any time soon, as a result of such limited capital, unless the Company obtains additional funding to acquire an operating entity or enters into a merger transaction with an operating entity.

4.

BECAUSE ROSETTA GRANITE  OWNS MORE THAN 50% OF THE COMPANY’S OUTSTANDING COMMON SHARES AND WILL BE ABLE TO DECIDE WHO WILL BE OUR DIRECTORS, YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS.

Rosetta Granite owns 25,000,000 common shares, constituting 99.88% of the Company’s outstanding common stock, and controls the Company.  As a result, unless the Company issues more shares to persons other than Rosetta Granite or Rosetta Granite sells some of its shares, Rosetta Granite will be able to elect all of the Company’s Directors and control its operations.  If the Company does enter into an acquisition or merger transaction, the Company may issue a significant number of shares in connection with that transaction.

This could result in a reduction in value to the common shares you own because of the ineffective voting power. Rosetta Granite’s majority ownership could adversely affect the value of your shares and prevent the Company from undergoing a change of control in the future.

5.

THE COMPANY HAS NOT PAID DIVIDENDS AND NONE ARE ANTICIPATED.

To date, the Company has paid no cash dividends on its common shares.  For the foreseeable future, the Company expects that earnings generated from the Company’s operations will be retained for use in its business and not to pay dividends.

6.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING THE COMPANY’S COMMON STOCK DIFFICULT.

Trading in the Company’s securities is subject to the “Penny Stock” Rules.

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker- dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

-

Make a suitability determination prior to selling a penny stock to the purchaser;

-

Receive the purchaser’s written consent to the transaction; and

-

Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect your ability to resell our common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RISK FACTORS

There are many factors that affect our business and the results of its operation, some of which are beyond our control.  The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired.

CRITICAL ACCOUNTING POLICIES

Due to the bankruptcy of the Company and its limited operations, critical accounting policies are generally limited to the proper classification of assets and liabilities.  The Company has applied the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”.  Accordingly, all pre-partition liabilities subject to compromise have been segregated in the balance sheet and classified as liabilities subject to compromise, at the estimated amount of the allowable claims.  Liabilities not subject to compromise are classified as current and non-current.  Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately in the statement of cash flows.

Item 7.  Financial Statements

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets as of December 31, 2004 and 2003

F-2

Statements of Operations for the Years Ended December 31, 2004 and 2003

F-4

Statements of Stockholders’ Deficit for the Years Ended December 31, 2004 and 2003

F-5

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

F-6

Notes to Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Dexterity Surgical, Inc.

San Antonio, Texas

We have audited the accompanying balance sheets of Dexterity Surgical, Inc. (Company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dexterity Surgical, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note A, on April 19, 2004, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court.   Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.

San Antonio, Texas

June 14, 2006, except for Note A,

to which the date is September 30, 2006

DEXTERITY SURGICAL, INC.

Debtor in Possession

Balance Sheets

December 31, 2004 and 2003

   2004

   2003

ASSETS

Current Assets:

Cash and cash equivalents

$      55,350

$      25,651

Accounts receivable, net

65,128

606,636

Inventories, net

87,571

2,732

Other current assets

       95,901

     125,145

Total current assets

     303,950

     760,164

Property and Equipment, net

48,882

159,314

Other Assets:

Licensed technology rights, net

781,230

1,591,160

Other assets

         6,948

         6,948

Total other assets

     788,178

  1,598,108

Total Assets

$ 1,141,010

$ 2,517,586

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Balance Sheets

December 31, 2004 and 2003

   2004

   2003

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued expenses

$      224,109

$   5,471,493

Current portion of long-term obligations, including

debt and royalty obligations in default

             -

  11,162,545

Total current liabilities

224,109

16,634,038

Royalty Obligation

-

1,664,686

Liabilities Subject to Compromise

18,397,642

-

Commitments and Contingencies

-

-

Stockholders’ Deficit:

Preferred stock, $.001 par value; 2,000,000 shares authorized;

2,445 shares issued and outstanding

2

2

Common stock, $.001 par value; 50,000,000 shares authorized;

12,121,492 issued and outstanding

12,122

12,122

Additional paid-in capital

34,733,804

34,733,804

Accumulated deficit

 (52,226,669)

 (50,527,066)

Total stockholders’ deficit

 (17,480,741)

 (15,781,138)

Total Liabilities and Stockholders’ Deficit

$   1,141,010

$   2,517,586

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Statements of Operations

Years Ended December 31, 2004 and 2003

   2004

   2003

Net sales

$   1,490,238

$   1,784,851

Cost of sales

       685,510

       864,567

Gross profit

804,728

920,284

Operating Expenses:

General and administrative

812,508

1,010,714

Depreciation and amortization

       931,250

       931,250

    1,743,758

    1,941,964

Loss From Operations

(939,030)

(1,021,680)

Interest Expense

       422,313

    1,640,361

Loss Before Reorganization Items and Income Taxes

(1,361,343)

(2,662,041)

Reorganization Items:

Professional fees

       338,260

            -

Loss Before Income Taxes

(1,699,603)

(2,662,041)

Income taxes

             -

            -

Net Loss

(1,699,603)

(2,662,041)

Dividend requirement on cumulative

convertible preferred stock

      (195,600)

      (195,600)

Net Loss Applicable to Common Stockholders

$  (1,895,203)

$  (2,857,641)

Earnings (Loss) Per Share

Basic and diluted loss per common share

$           (.16)              $            (.24)

Weighted average shares outstanding used in

computing basic and diluted loss per common share

12,121,492

12,121,492

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Statements of Stockholders’ Deficit

Years Ended December 31, 2004 and 2003

                     Additional

Preferred

Common

Paid-In

Accumulated

Stock

   Stock

   Capital

Deficit

Total

Balance, December 31, 2002

$            2

$    12,122

$  34,733,804

$  (47,865,025)

$  (13,119,097)

Net loss

-

         -

            -

    (2,662,041)

     (2,662,041)

Balance, December 31, 2003

2

12,122

34,733,804

(50,527,066)

 (15,781,138)

Net loss

        -

         -

             -

    (1,699,603)

     (1,699,603)

Balance, December 31, 2004

$            2

$    12,122

$  34,733,804

$  (52,226,669)

$  (17,480,741)

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Statements of Cash Flows

Years Ended December 31, 2004 and 2003

   2004

   2003

Operating Activities

Net loss

$  (1,699,603)

$  (2,662,041)

Adjustments to reconcile net loss to net cash

provided (used) by operating activities:

Reorganization items

338,260

-

Depreciation

121,320

121,320

Amortization

809,930

809,930

Accretion of royalty obligation

136,034

514,674

Amortization of deferred finance charges

-

65,832

Changes in operating assets and liabilities:

Accounts receivable

541,508

(296,415)

Accounts receivable, related parties

-

4,924

Inventories

(84,839)

76,283

Other current assets

29,244

(22,702)

Accounts payable and accrued liabilities

       117,733

    1,170,794

Net cash provided (used) before reorganization items

309,587

(264,649)

Reorganization items:

Professional fees paid

-

-

Payments on liabilities subject to compromise

             -

             -

Net cash provided (used) by operating activities

309,587

(264,649)

Investing Activities

Purchases of property and equipment

        (10,888)

      (138,536)

Net cash (used) by investing activities

(10,888)

(138,536)

Financing Activities

Advances on line of credit

-

269,000

Payments on line of credit

      (269,000)

             -

Net cash provided (used)by financing activities

      (269,000)

       269,000

Net change in cash and cash equivalents

29,699

(134,185)

Cash and cash equivalents, beginning of year

         25,651

       159,836

Cash and Cash Equivalents, End of Year

$        55,350

$        25,651

Supplemental Information

Interest paid in cash

$           -

$           -

Federal income taxes paid in cash

-

-

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

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

The ability of the Company to continue as a going concern is predicated upon numerous issues, including its ability to achieve the following:

•

having the Plan of Reorganization confirmed by the court in a timely manner

•

being able to successfully implement its business plans

•

being able to obtain additional equity funding and to increase its revenue

•

being able to return to profitable operations

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE A – PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND SUBSEQUENT

EVENTS – continued

Included in Liabilities Subject to Compromise are the following significant components at December 31, 2004:

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

Subsequent Event – Sale of Assets:  On February 24, 2006 , (with an effective date of March 31, 2006), Dexterity entered into an agreement, and the bankruptcy court approved, the sale of substantially all of the assets of the Company, including its inventory, manufacturing equipment, and its licensed technology rights (including all patents) for approximately $2,240,000.  The Company received $17,600 in cash plus a $40,000 note receivable due on March 31, 2009.  In addition, the purchaser paid $2,182,400 towards the convertible debentures due to Renaissance Capital Group Inc. (see Note G (4)).

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

4.

All current outstanding common and preferred shares, and all outstanding stock options and warrants, will be cancelled.  This cancellation was completed September 8, 2006.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE B – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of the Company and Risk Factors:  Dexterity Surgical, Inc., a Delaware corporation, was incorporated on December 23, 1988, and commenced operations on January 1, 1989.  The Company was engaged in the development, commercialization, and distribution of proprietary and nonproprietary medical devices.

Bankruptcy Accounting:  As discussed in Note A, for financial reporting purposes, the financial statements have been prepared on a going concern basis.  In addition, the Company has applied the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.  Accordingly, all pre-petition liabilities subject to compromise have been segregated in the balance sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims.  Liabilities not subject to settlement are classified as current and non-current.  Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately in the statements of cash flows.

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

Commissions earned are recognized when customer orders are placed with product suppliers.  Customers may return products in the event of product defect or inaccurate order fulfillment.  The Company maintains an allowance for sales returns based upon a historical analysis of returns.  Returns were not significant in 2004 or 2003.

Cash and Cash Equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable:  Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of approximately $23,000 at December 31, 2004 and 2003.  The allowance for doubtful accounts is generally determined based on an account-by-account review.  Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company normally does not charge interest on accounts receivable.

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

Research and Development:  Research and development costs are expensed as incurred.  No such costs were incurred in 2004 or 2003.

Licensed Technology Rights:   The carrying value of licensed technology rights is periodically reviewed for impairment.  Impairments are recognized when the expected future operating cash flows derived from such licensed technology rights are less than their carrying value, and are measured by comparing the carrying value of the asset to discounted future cash flows.  Amortization expense of approximately $810,000 was incurred in 2004 and 2003.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE B – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising: The Company expenses advertising costs as incurred.  The Company did not incur any advertising costs in 2004 or 2003.

Shipping and Handling: Amounts billed to customers for shipping and handling costs are included in net sales.  Costs incurred for shipping and handling are included in cost of sales.  Shipping and handling costs were approximately $12,000 in 2004 and $17,000 in 2003.

Segment Disclosure:  The Company currently manages its medical devices business as one operating segment.

Stock-Based Compensation:  The Company has a stock-based employee compensation plan which is described more fully in the Stock Option and Warrants footnote.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in net income as all options granted under the plan had an exercise price equal to, or greater than, the  market value of the underlying common stock on the date of grant.   The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model for a stock that does not pay dividends with the following weighted average assumptions used for grants in 2003 (there were no grants in 2004):  risk-free interest rates based on market rates at grant date, ranging from 4.9% to 6.8%; expected life of five years; and expected volatibility of 88%.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the year ended December 31:

       2004

       2003

Net (loss) as reported to common stockholders

$  (1,895,203)

$  (2,857,641)

Deduct: Total stock-based compensation

expense determined under the fair value based

method for all awards, net of related tax effects

          (1,500)

         (30,844)

Pro forma earnings (loss)

$  (1,896,703)

$  (2,888,485)

Earnings (loss) per common share:

Basic, as reported

                                      $             (.16)      $             (.24)

Basic, pro forma

                                      $             (.16)      $             (.24)

Diluted, as reported

                                      $             (.16)      $             (.24)

Diluted, pro forma

                                      $             (.16)      $             (.24)

Earnings (Loss) Per Share: Basic earnings (loss) per share (EPS) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Since the Company had a net loss for the years ended December 31, 2004 and 2003, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods.

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

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE B – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

New Accounting Pronouncements:  On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”).  FAS 150 establishes standards for classifying and measuring as liabilities certain freestanding financial instruments that embody obligations of the issuer and have responsibility on the part of the issuer to transfer assets or to issue its equity shares.”  FAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and in December 2003 issued a revised interpretation (“FIN 46R”).  FIN 46 and FIN 46R address the accounting for, and disclosure of, investments in variable interest entities.  The Company adopted FIN 46 and FIN 46R, which did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005.  The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial position.

Reclassifications:  Certain 2003 balances have been reclassified to conform to their 2004 presentation.

Concentration of Risk:

Credit Risk: The Company’s accounts receivable are due from trade customers, including hospitals, clinics and practicing surgeons.  Ongoing credit evaluations of customers’ financial conditions are performed, and generally, no collateral is required.  The Company maintains reserves for possible credit losses, and such losses have not exceeded management’s expectations.

Sales to one customer, Weck Closure Systems, represented 81% and 62% of the Company’s net sales for the years ended December 31, 2004 and 2003, respectively.

Products: The Protractor product line accounted for 81% and 62% of net sales for the years ended December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments:  The Company’s financial instruments include cash and cash equivalents, accounts receivable, and long-term debt.  The carrying amounts of these financial instruments, excluding long-term debt, have been estimated by the Company to approximate fair value.  The fair value of long-term debt classified as liabilities subject to compromise cannot be reasonably estimated at December 31, 2004 or 2003.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

     2004

     2003

Machinery and equipment

$  783,020

$   772,132

Furniture and fixtures

     11,000

      11,000

Total property and equipment

794,020

783,132

Less accumulated depreciation

  (745,138)

   (623,818)

Net property and equipment

$    48,882

$   159,314

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE D – LICENSED TECHNOLOGY RIGHTS

Licensed technology rights consists of the following at December 31:

      2004

       2003

Technology rights

$   3,211,020

$   3,217,968

Less accumulated amortization

   (2,429,790)

   (1,619,860)

Net technology rights

$      781,230

$   1,598,108

Amortization expense in future periods is estimated as follows:

Year Ending December 31

    Amount

2005

$      781,230

2006

-

2007

-

2008

-

2009

-

NOTE E – FEDERAL INCOME TAXES

As of December 31, 2004, the Company had net operating loss (NOL) carryforwards of approximately $26,000,000 for federal income tax purposes that are available to reduce future taxable income and will expire from 2006 through 2024 if not utilized.  The tax effects of significant temporary differences are as follows at December 31:

      2004

      2003

Deferred Tax Assets:

Tax loss carryforwards

$   8,800,000

$   8,500,000

Research and development credit carryforwards

560,000

560,000

Impairment differences

4,420,000

4,090,000

Other items

         20,000

         20,000

Total deferred tax assets

13,800,000

13,170,000

Less valuation reserve

 (13,800,000)

 (13,170,000)

Net deferred tax asset

$            -

$            -

As there is no assurance of future taxable income, a 100% valuation reserve in 2004 and 2003 has been established against the Company’s net deferred tax assets.  The Company will continue to evaluate the necessity for such valuation reserves in the future.

The Company’s ability to use its NOL and other carryforwards to offset future income is subject to restrictions enacted in the U.S. Internal Revenue Code of 1986 as amended (the Code).  These restrictions provide for limitations on the Company’s utilization of its NOL carryforwards following certain ownership changes described in the Code.  As a result of ownership changes, the Company’s existing NOL carryforwards are subject to limitations and may become further limited by future ownership changes.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE F – LEASE OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

Operating Leases: The Company leases its administrative office space or a month-to-month basis.  Rent expense totaled approximately $42,000 in 2004 and $44,000 in 2003.

Disputes, Lawsuits and Contingencies:

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

NOTE G – DEBT AND OTHER LONG-TERM OBLIGATIONS

A significant portion of the Company’s debt and other long-term obligations were in default at December 31, 2003.  All of these amounts are classified as liabilities subject to compromise at December 31, 2004.

Debt and royalty obligation outstanding at December 31, 2003 is as follows:

      2003

(1) Dexterity notes

$     1,000,000

(2) Line of credit

914,995

(3) Royalty obligation

8,279,673

(4) Convertible debentures

     2,632,563

Total long-term debt and other obligations

12,827,231

Less current portion

  (11,162,545)

Long-term portion of debt and other obligations

$     1,664,686

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE G – DEBT AND OTHER LONG-TERM OBLIGATIONS - continued

(1)

Unsecured notes payable related to Dexterity acquisition, bearing interest at 12%, interest due quarterly, matured in October 2001.  At December 31, 2003, the Company was in default with respect to this obligation.

(2)

Revolving line of credit secured by accounts receivable, inventories, and intangible assets.  In May 2001, Teleflex, Inc., a major stockholder in the Company, purchased this instrument from the previous lender.  The outstanding balance accrues interest at prime plus 1.5%, plus an additional 3% due to the Company’s default on the line of credit.  There are no additional funds available under the current borrowing base.  At December 31, 2003, the Company was in default with respect to this obligation.

(3)

Royalty obligation related to Dexterity acquisition, subject to annual minimum payments over a period of seven years commencing in 1999 and discounted at 12%. The minimum payments aggregate approximately $9.7 million over the seven-year royalty period.  At December 31, 2003, the Company was in default with respect to this obligation.

The agreement between the Company and the holders of the royalty obligation specifies that a penalty of 12% shall be applied to any royalty amounts not paid when due.  Penalties of $155,648 and $397,608 are included in interest expense at December 31, 2004 and 2003, respectively.

(4)

In December 1997, the Company sold 250,000 shares of common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance), in a private placement for aggregate proceeds of $1,000,000, and placed $3,000,000 in 9% convertible debentures (debentures) with Renaissance.  At December 31, 2003, the Company was in default with respect to this obligation.

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

Maturities:  At December 31, 2004, maturities of debt and other long-term obligations are as follows:

Other Debt

and

Royalty

Long-Term

Obligation

Obligations

Total

Gross obligations, all current

8,839,238

4,547,558

13,386,796

Less amount representing interest

    (559,565)

           -

     (559,565)

Net obligations

$ 8,279,673

$ 4,547,558

$ 12,827,231

At December 31, 2004, all of the above obligations, as well as all other debts due on the Petition Date of April 19, 2004, are included on the balance sheet as Liabilities Subject to Compromise, with a total balance of $18,397,642.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE H – PREFERRED STOCK

All of the rights of the preferred stockholders were terminated as a result of the plan of reorganization approved by the Bankruptcy Court in 2006.  See Note A.

Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value (“Series C Preferred Stock”), for aggregate proceeds of $400,000.  The Company used such proceeds for working capital.  The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share.  Quarterly dividends are in arrears in the aggregate amount of $96,000.  The Series C Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of common stock.  The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.00.  The holders of Series C Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company.  The affirmative vote of 66 2/3% of the Series C Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock.  Since two or more quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors.

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively “Renaissance”) and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Preferred Stock for aggregate proceeds of $1,025,000.  The Company used such proceeds for working capital.  The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share.  Quarterly dividends are in arrears in the aggregate amount of $246,000.  The Series B Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 665,584 shares of common stock.  The conversion price for the Series B Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54.  Certain holders of the Series B Preferred Stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series B Preferred Stock.  The Company disputes the claim of such holders of Series B Preferred Stock and believes the conversion price should remain at $1.54.  However, there can be no assurance that such holders of Series B Preferred Stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of common stock upon conversion of the Series B Preferred Stock than would be issuable at a $1.54 conversion price.  Any issuance of common stock upon the conversion of preferred stock will substantially dilute the voting rights and other interests of stockholders of the Company.  The holders of Series B Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company.  The affirmative vote of 66 2/3% of the Series B Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series B Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series B Preferred Stock.  Since two or more quarterly dividends payable on the Series B Preferred Stock are in arrears, the holders of Series B Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company's Board of Directors.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE H – PREFERRED STOCK - continued

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of Series A Preferred Stock for aggregate proceeds of $1,170,000.  The Company used such proceeds for working capital.  During March 2000, 150 shares of Series A Preferred Stock were converted to 93,750 shares of common stock.  Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share.  Quarterly dividends are in arrears in the amount of $244,800.  The Series A Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of common stock.  The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54.  Certain holders of the Series A Preferred Stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series A Preferred Stock.  The Company disputes the claim of such holders of Series A Preferred Stock and believes the conversion price should remain at $1.54.  However, there can be no assurance that such holders of Series A Preferred Stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of common stock upon conversion of the Series A Preferred Stock than would be issuable at a $1.54 conversion price.  Any issuance of common stock upon the conversion of Preferred Stock will substantially dilute the voting rights and other interests of stockholders of the Company.  The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company.  The affirmative vote of 66 2/3% of the Series A Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock.  Since two or more quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors

NOTE I – EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic net loss per share (diluted loss per share equals basic loss per share since the effects of common stock equivalents are anti-dilutive in loss years):

     2004

      2003

Numerator:

Net loss

$  (1,699,603)

$  (2,662,041)

Preferred stock dividends

      (195,600)

      (195,600)

Net loss applicable to common stockholders

$  (1,895,203)

$  (2,857,641)

Denominator:

Basic weighted average common shares outstanding

12,121,492

12,121,492

Effect of dilutive common stock equivalents

             -

             -

Weighted average shares outstanding

  12,121,492

   12,121,492

Loss per common share, basic and diluted

$            (.16)

$             (.24)

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE J – STOCK OPTIONS AND WARRANTS

All stock options and warrants were terminated as a result of the Plan of Reorganization approved by the Bankruptcy Court in 2006.  See Note A.

In December 1989, the Company adopted a stock option plan (the 1989 Plan).  Under the 1989 Plan, the Company may grant incentive and nonstatutory stock options to employees, directors, and consultants of the Company.  Unexercised options expire ten years from the date of grant.  The 1989 Plan expired in December 1999. At December 31, 2004, options to purchase 309,950 shares of common stock are outstanding under the 1989 Plan.

In May 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (NEDSOP).  Under NEDSOP, the Company may grant stock options to nonemployee directors of the Company.  The maximum number of shares available for grant under NEDSOP is 400,000.  The NEDSOP options vest in 25% increments on each succeeding anniversary of the grant date, with unexercised options expiring ten years from the date they vest.  At December 31, 2004, options to purchase 65,500 shares of common stock are outstanding under the NEDSOP.

In December 1999, the Company adopted a stock option plan to replace the 1989 Plan (the 2000 Plan).  Under the 2000 Plan, the Company may grant incentive and nonstatutory stock options and restricted shares of common stock to employees, directors, and consultants of the Company.  Unexercised options vest in 25% increments on each succeeding anniversary of the grant date, with unexercised options expiring on the tenth anniversary of the date of grant.  The maximum number of shares available for grant under the 2000 Plan is 3,500,000, including 2,000,000 shares under option grants and 1,500,000 shares of restricted stock.  At December 31, 2004, options to purchase 245,000 shares of common stock are outstanding under the 2000 Plan.

Under all plans, the exercise price must be at least equal to the stock’s market price on the date of grant.

The Company periodically grants options to employees and directors outside of any plan.  However, no such options were granted in 2004 or 2003.  At December 31, 2004, options to purchase 696,665 shares of common stock are outstanding.

A summary of the status of the Company’s stock options at December 31, 2004 and 2003, and changes during the years then ended, is presented in the table below:

                    2004

2003

Weighted

Weighted

 Average

 Average

 Exercise

 Exercise

Price Per

Price Per

Shares

   Share

Shares

   Share

Outstanding, beginning of year

1,345,315

$     .74

1,350,600

$      1.89

Granted

-

-

Canceled

-

-

Forfeited

     (28,200)

.003

      (5,285)

        .001

Outstanding, end of year

1,317,115

.74

1,345,315

.74

Options exercisable, end of year

1,317,115

.74

1,342,815

.74

Weighted average fair value

   of options granted

        N/A

      NA

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE J – STOCK OPTIONS AND WARRANTS - continued

The following table summarizes the information about options outstanding at December 31, 2004:

Weighted Average

    Number

       Remaining

Exercisable at

Exercise Price

   Number

  Contractual Life

 December 31,

   Per Share

Outstanding

          (years)

       2004

$

.003

867,700

4.27

867,700

.14

85,000

6.00

85,000

1.00

115,000

5.08

115,000

2.50

750

1.11

750

3.00

160,000

1.96

160,000

3.25

2,000

3.10

2,000

4.38

73,333

2.71

73,333

5.03

13,332

2.74

     13,332

1,317,115

1,317,115

Warrants: At December 31, 2004, the Company has 1,500,000 warrants outstanding.  Each warrant, when exercised, is exchangeable for one share of the Company’s common stock.

The following table summarizes the information about warrants outstanding at December 31, 2004:

Exercise

   Number

       Exercisable at

   Price

Outstanding

   December 31, 2004

  Expiration

$1.00

1,500,000

1,500,000

2009

F-12

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

Due to the bankruptcy, the Company is operating and controlled by orders in the Bankruptcy Court.  Prior to the filing of the Bankruptcy, we carried out an evaluation , under the supervision of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to that is required to be included in our periodic SEC reports.  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph as the Bankruptcy is still pending.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with

Section 16(a) of the Exchange Act

The Officer and Director of the Company is as follows:

         Name

Age

                 Position With Company

Randall K. Boatright

President, Chief Executive Officer, Chief Financial Officer,

sole Director

Randall K. Boatright has served as a director of the Company since February 1997, and President since 2005.       Mr. Boatright has also served as Vice President, Chief Financial Officer and Secretary of the Company since 1992 and in 1998 was named an Executive Vice President.  From 1985 to 1992, Mr. Boatright served as Executive Vice President, Chief Financial Officer, and Director of Abraxas Petroleum Corporation.  Prior to that, Mr. Boatright practiced accounting with the firm of Coopers and Lybrand LLP.  Mr. Boatright is a certified public accountant in Texas.

The position of director is for a one year term and until a successor is elected.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

All reports required to be filed by management on Form 4 were filed timely.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

Item 10. Executive Compensation

The following table summarizes all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the years ended December 31, 2002, 2003, and 2004 to the Company’s Chief Executive Officer, the only executive officer who received in excess of $100,000 in salary and bonus from the Company during 2004.

Summary Compensation Table

              Long Term

             Compensation

   Annual Compensation

                  Awards

 Securities

Fiscal

Underlying

    All Other

Name and Principal Position

 Year

   Salary

  Bonus

   Options

Compensation

Randall K. Boatright, President

2002

$ 166,769

$      -

$       -

$ 132

2003

$ 167,844

$      -

$ 305,400 (1)

$  -

2004

$ 167,692

$      -

$       -

$  -

(1)

Consists solely of options to purchase common stock previously granted subject to repricing.  No other options were issued by the Company in the last fiscal year.  Note:  These options were subsequently cancelled as a result of the bankruptcy and Plan of Reorganization.

Stock Option Grants in Fiscal 2004

No stock options were granted by the Company in 2004.

Aggregated Option Exercises in Fiscal 2004 and Fiscal Year-End Option Values

No options were exercised in 2004.  As a result of the Plan of Reorganization, all existing options and warrants were terminated.  Accordingly, outstanding options and warrants have no value at December 31, 2004.

Long-Term Incentive Plan Awards in Fiscal 2004

The Company did not grant any long-term incentive plan awards to executive officers during fiscal 2004.

Compensation of Directors

During 2004, non-employee members of the Board of Directors received $5,000 each as compensation, and were not reimbursed for any expenses.

Employment Agreements and Change-of-Control Arrangements

All employment agreements were cancelled as a result of the bankruptcy filing on April 19, 2004.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder  Matters

(a) The following is a table of all persons known to the Company to be the beneficial owner of more than 5% of the Company's voting securities.

Title of Class

Name and Address of

Amount and

Percent of

Beneficial Owner

Nature of

Class

Beneficial Owner

Common shares

Rosetta Granite

25,000,000 *

99.88%

501 South Johnstone, Ste. 501

Bartlesville, OK  74003

*  Shares issued in connection with the Plan of Reorganization on September 8, 2006.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits and Reports on Form 8-K

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

10.1

1989 Stock Option Plan of LifeQuest Medical, Inc. (incorporated by reference herein to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on October 12, 1993, Registration No. 33-70174.

10.2

Incentive Stock Option Agreement dated October 17, 1994, between Life Quest Medical, Inc. and Randall K. Boatright (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.3	1994 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

10.6

Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and K. C. Fadem (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K for the fiscal year ended January 10, 1997).

10.7

Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and Robert Fadem (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K for the fiscal year ended January 10, 1997).

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

10.22*	Office Lease Agreement dated October 13, 2003, between the Company and Franklin Post Oak, Ltd.

10.23*	First Amendment to Distribution Agreement between the Company and Weck Closure Systems, LLC dated October 24, 2003.

14.1*	Code of Ethics for Senior Financial Officers

23.1*	Consent of Akin, Doherty, Klein & Feuge, a professional organization

31.1*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. Section 1350 as required by Sarbanes Oxley Act of 2002.

*  Filed herewith.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

Item 14. Principal Accountant Fees and Services

Audit and Other Fees Paid to Independent Auditors

The following table presents fees billed by Akin Doherty, Klein & Feuge, P.C. for professional services rendered to us in fiscal years ended December 31, 2003 and December 31, 2004.

Services Rendered

Fiscal 2004

Fiscal 2003

Audit Fees

$ 17,000

$ 48,000

Audit Related Fees

$          0

$          0

Tax Fees

$          0

$          0

All Other Fees

$          0

$          0

Audit Fees:  The audit fees paid to Akin Doherty, Klein & Feuge, P.C for the fiscal 2004 audit was not incurred or paid until 2006.  The audit fees are billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Quarterly Reports on Form 10-QSB.

Audit-Related Fees:  We did not incur any audit-related fees from our independent auditors for fiscal year 2004 or 2003.

Tax Fees:  We did not incur any tax fees from our independent auditors for fiscal years 2003 and 2004.

All Other Fees:  We did not incur any fees from our independent auditors for all other services (other than audit services and audit-related services) in fiscal years 2003 and 2004.

Pre-Approval Policy for Services by Independent Auditors

Our Audit Committee implemented pre-approval policies and procedures for our engagement of the independent auditors for both audit and permissible non-audit services. Under these policies and procedures, all services provided by the independent auditors must be approved by the Audit Committee prior to the commencement of the services, subject to certain de-minimus non-audit service (as described in Rule 2-01(c)(7)(C) of Regulation S-X) that do not have to be pre-approved as long as management promptly notifies the Audit Committee of such service and the Audit Committee approves it prior to the service being completed. Since May 6, 2003, the effective date of the SEC's rules requiring Audit Committee pre-approval of all audit and non-audit services performed by our independent auditors, all of the services provided by our independent auditors have been approved in accordance with our pre-approval policies and procedures.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dexterity Surgical, Inc.

/s/   Randall K. Boatright

Randall K. Boatright

President and Director

Date March 27, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/   Randall K. Boatright

Randall K. Boatright

Chief Executive Officer

Chief Financial Officer

Date March 27, 2007

