Form 10QSB
period 2005-03-31
DEXTERITY SURGICAL INC
filed 2007-03-29
CIK 860131

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DEXTERITY SURGICAL, INC.

Debtor in Possession

BALANCE SHEETS

   March 31,

December 31,

ASSETS

2005

2004

(Unaudited)

Current Assets:

Cash and cash equivalents

$        123,809

$          55,350

Accounts receivable, net

181,245

65,128

Inventories, net

49,907

87,571

Other current assets

         130,770

          95,901

Total current assets

485,731

303,950

Property and Equipment, net

18,553

48,882

Other Assets:

Licensed technology rights

578,747

781,230

Other assets

             6,948

            6,948

         585,695

        788,178

Total Assets

$     1,089,979

$     1,141,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued expenses

$       326,040

$       224,109

Current portion of long-term debt obligations, including

debt and royalty obligations in default

              -

              -

Total current liabilities

        326,040

224,109

Royalty Obligation,  net of current portion

-

-

Liabilities Subject to Compromise

18,397,642

18,397,642

Commitments and Contingencies

-

-

Stockholders’ Deficit:

Preferred stock, $.001 par value; 2,000,000 shares authorized;

2,445 shares issued and outstanding

2

2

Common stock, $.001 par value; 50,000,000 shares authorized;

12,121,492 shares issued and outstanding

12,122

12,122

Additional paid-in capital

34,733,804

34,733,804

Accumulated deficit

   (52,379,631)

   (52,226,669)

Total stockholders’ deficit

   (17,633,703)

   (17,480,741)

Total Liabilities and Stockholders’ Deficit

$     1,089,979

$     1,141,010

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

STATEMENTS OF OPERATIONS

(Unaudited)

   Three Months

  Ended March 31,

2005

2004

Net Sales

$      444,838

$      797,552

Cost of Sales

       172,690

       321,184

Gross profit

272,148

476,368

Operating Expenses:

Selling, general and administrative

109,953

324,537

Depreciation and amortization

       232,813

       232,813

       342,766

       557,350

Loss from Operations

(70,618)

(80,982)

Interest Expense

              187

       404,937

Loss Before Reorganization Items and Income Taxes

(70,805)

(485,919)

Reorganization Items:

Professional fees

         82,157

            -

Loss Before Income Taxes

(152,962)

(485,919)

Income Taxes

             -

            -

Net Loss

(152,962)

(485,919)

Less dividend requirement on cumulative

convertible preferred stockholders

        (48,900)

        (48,900)

Net Loss Applicable to Common Stockholders

$    (201,862)

$    (534,819)

Earnings (Loss) Per Share

Basic and diluted loss per common share

 $            (.02)

 $            (.04)

Weighted average shares used in computing basic

and diluted loss per common share

  12,121,492

  12,121,492

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

STATEMENTS OF CASH FLOWS

(Unaudited)

  Three Months

  Ended March 31

   2005                        2004

Operating Activities

Net loss

$   (152,962)

$   (485,919)

Adjustments to reconcile net loss to net cash

provided (used) by operating activities:

Reorganization items

82,157

-

Depreciation and amortization

232,813

232,813

Accretion of royalty obligation

-

119,514

Amortization of deferred finance charges

-

-

Adjustments due to dissolution of subsidiary

-

-

Changes in operating assets and liabilities:

Accounts receivable

(116,117)

549,592

Accounts receivable, related party

-

-

Inventories

37,664

(98,727)

Other current assets

(34,869)

(61,011)

Accounts payable and accrued liabilities

       19,773

     196,505

Net cash provided (used) before reorganization items

68,459

452,767

Reorganization items:

Professional fees paid

-

-

Payments on liabilities subject to compromise

           -

           -

Net cash provided (used) by operating activities

-

452,767

Investing Activities

Purchase of property and equipment

           -

      (10,888)

Net cash (used) by investing activities

-

(10,888)

Financing Activities

Advances on line of credit

-

-

Payments on line of credit

           -

    (269,000)

Net cash (used) by financing activities

           -

    (269,000)

Change in cash and cash equivalents

68,459

172,879

Cash and cash equivalents, beginning of period

       55,350

       25,651

Cash and Cash Equivalents, End of Period

$    123,809

$    198,530

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2005

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

NOTE A – PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND SUBSEQUENT

EVENTS – continued

Included in Liabilities Subject to Compromise are the following significant components at March 31, 2005:

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

NOTE C – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  As the Company had a net loss for the three months ended March 31, 2005 and 2004, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

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

NOTE E – DEBT AND OTHER LONG-TERM OBLIGATIONS

A significant portion of the Company’s debt and other long-term obligations were in default at December 31, 2003.  All of these amounts are classified as liabilities subject to compromise at March 31, 2005.  Amounts included in debt and outstanding are as follows at December 31:

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

The Company has authorized 2,000,000 shares of preferred stock of which 2,445 shares are outstanding at March 31, 2005.  Please refer to the Company’s Form 10-KSB as of December 31, 2004 for a full description of these placements.

NOTE G – FAIR VALUE OF STOCK OPTIONS

The Company has a stock-based employee compensation plan which is described more fully in the Notes to the December 31, 2004 audited consolidated financial statements contained in the Company’s annual report of Form 10-KSB.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three month periods ended March 31:

 Three Months

  Ended March 31

   2005                        2004

Net (loss) as reported, as applicable to common stockholders

$ (201,862)

$ (534,819)

Deduct: Total stock-based compensation

  expense determined under the fair value based

  method for all awards, net of related tax effects

         -

      (1,500)

Pro forma (loss), as applicable to common stockholders

$ (201,862)

$ (536,319)

(Loss) per common share:

  Basic, as reported

$.(.02)

$ (.04)

  Basic, pro forma

 (.02)

   (.04)

  Diluted, as reported

 (.02)

   (.04)

  Diluted, pro forma

   (.02)

   (.04)

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

Results of Operations

For the three month period ended March 31, 2005, the Company’s operations were limited to sales of its existing product lines.  No new marketing efforts are underway or contemplated.  Selling, general and administrative expenses continue to be higher than historical trends due to substantial costs incurred due the filing of a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code.  A net loss of $152,962 was incurred during the three month period, compared to a net loss of $485,919 in the comparative prior year period, and similar results are anticipated throughout the bankruptcy period.

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

(b)

Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended March 31, 2005.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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