Form 10QSB
period 2005-06-30
DEXTERITY SURGICAL INC
filed 2007-03-29
CIK 860131

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2005

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DEXTERITY SURGICAL, INC.

Debtor in Possession

BALANCE SHEETS

     June 30,

December 31,

ASSETS

2005

2004

(Unaudited)

Current Assets:

Cash and cash equivalents

$       143,023

$          55,350

Accounts receivable, net

161,344

65,128

Inventories, net

16,700

87,571

Other current assets

        118,111

          95,901

Total current assets

439,178

303,950

Property and Equipment, net

-

48,882

Other Assets:

Licensed technology rights

376,265

781,230

Other assets

            6,948

            6,948

        383,213

        788,178

Total Assets

$       822,391

$     1,141,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued expenses

$       348,910

$       224,109

Current portion of long-term debt obligations, including

debt and royalty obligations in default

              -

              -

Total current liabilities

348,910

224,109

Royalty Obligation, net of current portion

-

-

Liabilities Subject to Compromise

18,322,642

18,397,642

Commitments and Contingencies

-

-

Stockholders’ Deficit:

Preferred stock, $.001 par value; 2,000,000 shares authorized;

2,445 shares issued and outstanding

2

2

Common stock, $.001 par value; 50,000,000 shares authorized;

12,121,492 shares issued and outstanding

12,122

12,122

Additional paid-in capital

34,733,804

34,733,804

Accumulated deficit

  (52,595,089)

   (52,226,669)

Total stockholders’ deficit

  (17,849,161)

   (17,480,741)

Total Liabilities and Stockholders’ Deficit

$       822,391

$     1,141,010

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

STATEMENTS OF OPERATIONS

(Unaudited)

Three Months

Six Months

 Ended June 30,

  Ended June 30,

     2005

      2004

2005

2004

Net Sales

$    300,796

$    224,770

$    745,634

$   1,022,322

Cost of Sales

     123,178

     153,674

     295,868

       474,858

Gross profit

177,618

71,096

449,766

547,464

Operating Expenses:

Selling, general and administrative

90,153

231,561

200,106

556,098

Depreciation and amortization

     221,035

     232,812

     453,848

       465,625

     311,188

     464,373

     653,954

    1,021,723

Loss from Operations

(133,570)

(393,277)

(204,188)

(474,259)

Interest Expense

            354

       16,857

            541

       421,794

Loss Before Reorganization Items and

Income taxes

(133,924)

(410,134)

(204,729)

(896,053)

Reorganization Items:

Professional fees

       81,534

   137,749

     163,691

      137,749

Loss Before Income Taxes

(215,458)

(547,883)

(368,420)

(1,033,802)

Income Taxes

           -

         -

           -

            -

Net Loss

(215,458)

(547,883)

(368,420)

(1,033,802)

Less dividend requirement on

cumulative convertible preferred

stockholders

      (48,900)

      (48,900)

      (97,800)

        (97,800)

Net Loss Applicable to Common

Stockholders

$   (264,358)

$   (596,783)

$   (466,220)

$  (1,131,602)

Earnings (Loss) Per Share

Basic and diluted loss per

common share

   $          (.02)

   $          (.05)

 $         (.04)

 $            (.09)

Weighted average shares used in

computing basic and diluted

loss per common share

12,121,492

12,121,492

12,121,492

  12,121,492

See notes to financial statements

DEXTERITY SURGICAL, INC.

Debtor in Possession

STATEMENTS OF CASH FLOWS

(Unaudited)

  Six Months

  Ended June 30

   2005                        2004

Operating Activities

Net loss

$ (368,420)

$ (1,033,802)

Adjustments to reconcile net loss to net cash

provided by operating activities:

Reorganization items

163,691

137,749

Depreciation and amortization

453,848

465,625

Accretion of royalty obligation

-

136,034

Amortization of deferred finance charges

-

-

   Adjustment due to dissolution of subsidiary

-

-

Changes in operating assets and liabilities:

Accounts receivable

(96,216)

513,922

Accounts receivable, related party

-

-

Inventories

70,871)

(82,495)

Other current assets

(22,210)

(43,051)

Accounts payable and accrued liabilities

    (38,891)

       207,721

Net cash provided before reorganization items

162,673

301,703

Reorganization items:

Professional fees paid

-

-

Payments on liabilities subject to compromise

    (75,000)

             -

Net cash provided by operating activities

87,673

301,703

Investing Activities

Purchase of property and equipment

         -

        (10,888)

Net cash (used) by investing activities

-

(10,888)

Financing Activities

Advances on line of credit

-

-

Payments on line of credit

         -

      (269,000)

Net cash (used) by financing activities

         -

      (269,000)

Change in cash and cash equivalents

87,673

21,815

Cash and cash equivalents, beginning of period

     55,350

         25,651

Cash and Cash Equivalents, End of Period

$  143,023

$        47,466

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2005

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

       2005

Accounts payable and accrued expenses

$     3,037,033

Accrued interest

2,666,341

Dexterity notes (1)

1,000,000

Line of credit (1)

645,995

Royalty obligations (1)

8,415,710

Convertible debentures (1)(2)

      2,557,563

$   18,322,642

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

NOTE C – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  As the Company had a net loss for the six months ended June 30, 2005 and 2004, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

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

NOTE E – DEBT AND OTHER LONG-TERM OBLIGATIONS

A significant portion of the Company’s debt and other long-term obligations were in default at December 31, 2003.  All of these amounts are classified as liabilities subject to compromise at June 30, 2005.  Amounts included in debt and outstanding are as follows at December 31:

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

The Company has authorized 2,000,000 shares of preferred stock of which 2,445 shares are outstanding at June 30, 2005.  Please refer to the Company’s Form 10-KSB as of December 31, 2004 for a full description of these placements.

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

   2005

   2004

      2005

     2004

Net (loss) as reported,

as applicable to common stockholders

$ (264,358)

$ (596,783)

$ (466,220)

$ (1,131,602)

Deduct: Total stock-based compensation

expense determined under the fair value

based method for all awards, net of

related tax effects

         -

         -

         -

          (1,500)

Pro forma (loss), as applicable to

common stockholders

$ (264,358)

$ (596,783)

$ (466,220)

$ (1,133,102)

(Loss) per common share:

  Basic, as reported

$ (.02)

$ (.05)

$ (.04)

$ (.09)

  Basic, pro forma

 (.02)

   (.05)

 (.04)

 (.09)

  Diluted, as reported

 (.02)

   (.05)

 (.04)

   (.09)

  Diluted, pro forma

 (.02)

   (.05)

 (.04)

   (.09)

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

Results of Operations

For the three month period ended June 30, 2005, the Company’s operations were limited to sales of its existing product lines.  No new marketing efforts are underway or contemplated.  Selling, general and administrative expenses continue to be higher than historical trends due to substantial costs incurred due the filing of a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code.  A net loss of $214,458 was incurred during the three month period, compared to a net loss of $547,883 in the comparative prior year period, and similar results are anticipated throughout the bankruptcy period.

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

(b)

Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended June 30, 2005.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Note applicable.

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

Registrant

Date: March 27, 2007

By:

/s/ Randall K. Boatright

                                                                             _______________________________________

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