Form 10QSB
period 2005-09-30
DEXTERITY SURGICAL INC
filed 2007-03-29
CIK 860131

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2005

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DEXTERITY SURGICAL, INC.

Debtor in Possession

BALANCE SHEETS

September 30,

December 31,

ASSETS

2005

2004

(Unaudited)

Current Assets:

Cash and cash equivalents

$       160,755

$          55,350

Accounts receivable, net

74,858

65,128

Inventories, net

5,120

87,571

Other current assets

        101,473

          95,901

Total current assets

342,206

303,950

Property and Equipment, net

-

48,882

Other Assets:

Licensed technology rights

173,782

781,230

Other assets

            6,948

            6,948

        180,730

        788,178

Total Assets

$       522,936

$     1,141,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued expenses

$       373,674

$       224,109

Current portion of long-term debt obligations, including

debt and royalty obligations in default

              -

              -

Total current liabilities

373,674

224,109

Royalty Obligation,  net of current portion

-

-

Liabilities Subject to Compromise

18,097,642

18,397,642

Commitments and Contingencies

-

-

Stockholders’ Deficit:

Preferred stock, $.001 par value; 2,000,000 shares authorized;

2,445 shares issued and outstanding

2

2

Common stock, $.001 par value; 50,000,000 shares authorized;

12,121,492 shares issued and outstanding

12,122

12,122

Additional paid-in capital

34,733,804

34,733,804

Accumulated deficit

  (52,694,308)

   (52,226,669)

Total stockholders’ deficit

  (17,948,380)

   (17,480,741)

Total Liabilities and Stockholders’ Deficit

$       522,936

$     1,141,010

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

STATEMENTS OF OPERATIONS

(Unaudited)

   Three Months

Nine Months

 Ended September 30,

 Ended September 30,

     2005

      2004

2005

2004

Net Sales

$    430,189

$    248,953

$    1,175,823

$    1,271,275

Cost of Sales

     171,335

     111,046

        467,203

        585,904

Gross profit

258,854

137,907

708,620

685,371

Operating Expenses:

Selling, general and administrative

79,933

162,541

280,039

718,639

Depreciation and amortization

     202,482

     232,813

        656,330

        698,438

     282,415

     395,354

        936,369

     1,417,077

Loss from Operations

(23,561)

(257,447)

(227,749)

(731,706)

Interest Expense

            115

            317

               656

       422,111

Loss Before Reorganization Items and

Income taxes

(23,676)

(257,764)

(228,405)

(1,153,817)

Reorganization Items:

Professional fees

       75,543

       58,830

        239,234

      196,579

Loss Before Income Taxes

(99,219)

(316,594)

 (467,639)

(1,350,396)

Income Taxes

           -

          -

              -

            -

Net Loss

(99,219)

(316,594)

(467,639)

(1,350,396)

Less dividend requirement on

cumulative convertible preferred

stockholders

      (48,900)

      (48,900)

       (146,700)

        (146,700)

Net Loss Applicable to Common

Stockholders

$   (148,119)

$   (365,494)

$       614,339

$   (1,497,096)

Earnings (Loss) Per Share

Basic and diluted loss per

common share

 $          (.01)

 $          (.03)

   $              (.05)

$             (.12)

Weighted average shares used in

computing basic and diluted loss

per common share

12,121,492

12,121,492

   12,121,492

   12,121,492

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

STATEMENTS OF CASH FLOWS

(Unaudited)

  Nine Months

  Ended September 30

   2005                        2004

Operating Activities

Net loss

$   (467,639)

$ (1,350,396)

Adjustments to reconcile net loss to net cash

provided (used) by operating activities:

Reorganization items

239,234

196,579

Depreciation and amortization

656,330

698,438

Accretion of royalty obligation

-

136,034

Amortization of deferred finance charges

-

-

   Adjustment due to dissolution of subsidiary

-

-

Changes in operating assets and liabilities:

Accounts receivable

(9,730)

524,783

Accounts receivable, related party

-

-

Inventories

82,451

(128,639)

Other current assets

(5,572)

1,860

Accounts payable and accrued liabilities

      (89,669)

       231,531

Net cash provided (used) before reorganization items

405,405

310,190

Reorganization items:

Professional fees paid

-

-

Payments on liabilities subject to compromise

    (300,000)

             -

Net cash provided (used) by operating activities

105,405

310,190

Investing Activities

Purchase of property and equipment

           -

        (10,888)

Net cash (used) by investing activities

-

(10,888)

Financing Activities

Advances on  line of credit

-

-

Payments on line of credit

           -

      (269,000)

Net cash provided (used) by financing activities

           -

      (269,000)

Change in cash and cash equivalents

105,405

30,302

Cash and cash equivalents, beginning of period

       55,350

         25,651

Cash and Cash Equivalents, End of Period

$     160,755

$       55,953

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

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

NOTE A – PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND SUBSEQUENT

EVENTS – continued

Included in Liabilities Subject to Compromise are the following significant components at September 30:

       2005

Accounts payable and accrued expenses

$   3,037,033

Accrued interest

2,666,341

Dexterity notes (1)

1,000,000

Line of credit (1)

645,995

Royalty obligations (1)

8,415,710

Convertible debentures (1)(2)

    2,332,563

$   18,097,642

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

NOTE C – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  As the Company had a net loss for the nine months ended        September 30, 2005 and 2004, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

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

NOTE E – DEBT AND OTHER LONG-TERM OBLIGATIONS

A significant portion of the Company’s debt and other long-term obligations were in default at December 31, 2003.  All of these amounts are classified as liabilities subject to compromise at September 30, 2005.  Amounts included in debt and outstanding are as follows at December 31:

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

The Company has authorized 2,000,000 shares of preferred stock of which 2,445 shares are outstanding at September 30, 2005.  Please refer to the Company’s Form 10-KSB as of December 31, 2004 for a full description of these placements.

NOTE G – FAIR VALUE OF STOCK OPTIONS

The Company has a stock-based employee compensation plan which is described more fully in the Notes to the December 31, 2004 audited consolidated financial statements contained in the Company’s annual report of Form 10-KSB.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and nine month periods ended September 30:

 Three Months

      Nine Months

   Ended September 30

       Ended September 30

   2005

   2004

     2005

     2004

Net (loss) as reported,

as applicable to common stockholders

$ (148,119)

$ (365,494)

$ (614,339)

$ (1,497,096)

Deduct: Total stock-based compensation

expense determined under the fair value

based method for all awards, net of

related tax effects

         -

         -

         -

          (1,500)

Pro forma (loss), as applicable to

common stockholders

$ (148,119)

$ (365,494)

$ (614,339)

$ (1,498,596)

(Loss) per common share:

  Basic, as reported

$ (.01)

$ (.03)

 $  (.05)

$  (.12)

  Basic, pro forma

 (.01)

   (.03)

 (.05)

 (.12)

  Diluted, as reported

 (.01)

   (.03)

 (.05)

 (.12)

  Diluted, pro forma

 (.01)

   (.03)

 (.05)

 (.12)

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

Results of Operations

For the three month period ended September 30, 2005, the Company’s operations were limited to sales of its existing product lines.  No new marketing efforts are underway or contemplated.  Selling, general and administrative expenses continue to be higher than historical trends due to substantial costs incurred due the filing of a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code.  A net loss of $99,219 was incurred during the three month period, compared to a net loss of $316,594 in the comparative prior year period, and similar results are anticipated throughout the bankruptcy period.

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

(b)

Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended September 30, 2005.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Registrant

Date: March 27, 2007

By:

/s/ Randall K. Boatright

                                                                             ______________________________________

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