Form 10KSB
period 2005-12-31
DEXTERITY SURGICAL INC
filed 2007-03-29
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes    [   X   ]     No    [       ]

Issuer’s revenues for its most recent fiscal year:   $ 1,659,371.

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

No matters were submitted to a vote of security holders during the fiscal year 2005.

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

          Bid Prices

   High

   Low

Calendar Year 2005

First Quarter

$ .004

$ .002

Second Quarter

$ .007

$ .000

Third Quarter

$ .001

$ .001

Fourth Quarter

$ .007

$.000

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

Revenues for the year ended December 31, 2005 were $1,659,371 compared to $1,490,238 for the year ended 2004.

The cost of revenues was $650,916 in 2005 compared to $685,500 in 2004.

Operating expenses were $1,213,220 in 2005 compared to $1,743,758 in 2004.  The Company also incurred professional fees in connection with it bankruptcy of $300,547 in 2005 and $338,260 in 2004.

Net loss decreased to 506,051 in 2005 from $1,699,603 in 2004.

CAPITAL AND LIQUIDITY

As of December 31, 2005, the Company had cash of $213,452 and a stockholder’s deficit of $17,986,792.

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

Research and Development Expenditures

The Company did not incur any research or development expenditures during the year ended December 31, 2005 or 2004.

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

Item 7.  Financial Statements

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets as of December 31, 2005 and 2004

F-2

Statements of Operations for the Years Ended December 31, 2005 and 2004

F-4

Statements of Stockholders’ Deficit for the Years Ended December 31, 2005 and 2004

F-5

Statements of Cash Flows for the Years Ended December 31, 2005 and 2004

F-6

Notes to Audited Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Dexterity Surgical, Inc.

San Antonio, Texas

We have audited the accompanying balance sheets of Dexterity Surgical, Inc. (Company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dexterity Surgical, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.

San Antonio, Texas

June 14, 2006, except for Note A,

to which the date is September 30, 2006

DEXTERITY SURGICAL, INC.

Debtor in Possession

Balance Sheets

December 31, 2005 and 2004

    2005

      2004

ASSETS

Current Assets:

Cash and cash equivalents

$  213,452

$      55,350

Accounts receivable, net

165,464

65,128

Inventories, net

9,384

87,571

Other current assets

     89,619

       95,901

Total current assets

477,919

     303,950

Property and Equipment, net

-

48,882

Other Assets:

Licensed technology rights, net

21,299

781,230

Other assets

       4,720

         6,948

Total other assets

     26,019

     788,178

Total Assets

$  503,938

$ 1,141,010

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Balance Sheets

December 31, 2005 and 2004

      2005

       2004

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued expenses

$        456,088

$        224,109

Current portion of long-term obligations,

including debt and royalty obligations

in default

               -

               -

Total current liabilities

456,088

224,109

Royalty Obligation

-

-

Liabilities Subject to Compromise

18,034,642

18,397,642

Commitments and Contingencies

-

-

Stockholders’ Deficit:

Preferred stock, $.001 par value; 2,000,000

shares authorized; 2,445 shares issued

and outstanding

2

2

Common stock, $.001 par value; 50,000,000

shares authorized; 12,121,492 issued

and outstanding

12,122

12,122

Additional paid-in capital

34,733,804

34,733,804

Accumulated deficit

   (52,732,720)

   (52,226,669)

Total stockholders’ deficit

   (17,986,792)

   (17,480,741)

Total Liabilities and Stockholders’ Deficit

$        503,938

$     1,141,010

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Statements of Operations

Years Ended December 31, 2005 and 2004

      2005

       2004

Net sales

$   1,659,371

$   1,490,238

Cost of sales

       650,916

       685,510

Gross profit

1,008,455

804,728

Operating Expenses:

General and administrative

354,408

812,508

Depreciation and amortization

       858,812

       931,250

    1,213,220

    1,743,758

Loss From Operations

(204,765)

(939,030)

Interest Expense

       422,313

Loss Before Reorganization Items and Income Taxes

(205,504)

(1,361,343)

Reorganization Items:

Professional fees

       300,547

       338,260

Loss Before Income Taxes

(506,051)

(1,699,603)

Income taxes

             -

             -

Net Loss

(506,051)

(1,699,603)

Dividend requirement on cumulative

convertible preferred stock

      (195,600)

      (195,600)

Net Loss Applicable to Common Stockholders

$     (701,651)

$  (1,895,203)

Earnings (Loss) Per Share

Basic and diluted loss per common share                                                  $             (.06)             $             (.16)

Weighted average shares outstanding

used in computing basic and diluted loss

per common share

12,121,492

12,121,492

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Statements of Stockholders’ Deficit

Years Ended December 31, 2005 and 2004

                     Additional

Preferred

Common

Paid-In

Accumulated

Stock

   Stock

   Capital

Deficit

Total

Balance, December 31, 2003

$            2

$    12,122

$ 34,733,804

$ (50,527,066)

$ (15,781,138)

Net loss

        -

         -

             -

    (1,699,603)

     (1,699,603)

Balance, December 31, 2004

2

12,122

34,733,804

 (52,226,669)

 (17,480,741)

Net loss

       -

         -

             -

       (506,051)

       (506,051)

Balance, December 31, 2005

$            2

$    12,122

$ 34,733,804

$ (52,732,720)

$ (17,986,792)

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Statements of Cash Flows

Years Ended December 31, 2005 and 2004

     2005

      2004

Operating Activities

Net loss

$   (506,051)

$  (1,699,603)

Adjustments to reconcile net loss to net cash

provided (used) by operating activities:

Reorganization items

300,547

338,260

Depreciation

48,882

121,320

Amortization

809,930

809,930

Accretion of royalty obligation

-

136,034

Changes in operating assets and liabilities:

Accounts receivable

(100,336)

541,508

Inventories

78,187

(84,839)

Other current assets

8,511

29,244

Accounts payable and accrued liabilities

      (68,568)

       117,733

Net cash provided before reorganization items

571,102

309,587

Reorganization items:

Professional fees paid

-

-

Payments on liabilities subject to compromise

    (363,000)

             -

Net cash provided (used) by operating activities

(363,000)

309,587

Investing Activities

Purchases of licensed technology

(50,000)

-

Purchases of property and equipment

           -

        (10,888)

Net cash (used) by investing activities

(50,000)

(10,888)

Financing Activities

Advances on line of credit

-

-

Payments on line of credit

           -

      (269,000)

Net cash (used) by financing activities

           -

      (269,000)

Net change in cash and cash equivalents

158,102

29,699

Cash and cash equivalents, beginning of year

       55,350

         25,651

Cash and Cash Equivalents, End of Year

$    213,452

$        55,350

Supplemental Information

Interest paid in cash

$          -

$           -

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

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE A – PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND SUBSEQUENT

EVENTS – continued

Included in Liabilities Subject to Compromise are the following significant components at December 31:

      2005

       2004

Accounts payable and accrued expenses

$   3,037,033

$   3,037,033

Accrued interest

2,666,341

2,666,341

Dexterity notes (1)

1,000,000

1,000,000

Line of credit (1)

645,995

645,995

Royalty obligations (1)

8,415,710

8,415,710

Convertible debentures (1)(2)

    2,269,563

    2,632,563

$ 18,034,642

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

Revenue Recognition:  The Company recognizes revenue when each of the following four criteria are met: 1) a contract or sales arrangement exists; 2) products have been shipped or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured.  Sales taxes billed are reported directly as a liability to the taxing authority, and are not included in revenue.

Commissions earned are recognized when customer orders are placed with product suppliers.  Customers may return products in the event of product defect or inaccurate order fulfillment.  The Company maintains an allowance for sales returns based upon a historical analysis of returns.  Returns were not significant in 2005 or 2004.

Cash and Cash Equivalents:  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable:  Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of approximately $23,000 at December 31, 2005 and 2004.  The allowance for doubtful accounts is generally determined based on an account-by-account review.  Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company normally does not charge interest on accounts receivable.

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

Research and Development:  Research and development costs are expensed as incurred.  No such costs were incurred in 2005 or 2004.

Licensed Technology Rights:  The carrying value of licensed technology rights is periodically reviewed for impairment.  Impairments are recognized when the expected future operating cash flows derived from such licensed technology rights are less than their carrying value, and are measured by comparing the carrying value of the asset to discounted future cash flows.  Amortization expense of approximately $810,000 was incurred in 2005 and 2004.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE B – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Advertising: The Company expenses advertising costs as incurred.  The Company did not incur any advertising costs in 2005 or 2004.

Shipping and Handling: Amounts billed to customers for shipping and handling costs are included in net sales.  Costs incurred for shipping and handling are included in cost of sales.  Shipping and handling costs were approximately $4,000 in 2005 and $12,000 in 2004.

Segment Disclosure:  The Company currently manages its medical devices business as one operating segment.

Stock-Based Compensation:  The Company has a stock-based employee compensation plan which is described more fully in the Stock Option and Warrants footnote.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost related to stock options is reflected in net income as all options granted under the plan had an exercise price equal to, or greater than, the  market value of the underlying common stock on the date of grant.   The fair value of each option is estimated on the date of grant using the Black-Scholes pricing model for a stock that does not pay dividends with the following weighted average assumptions used for grants in 2003 (there were no grants in 2005 or 2004):  risk-free interest rates based on market rates at grant date, ranging from 4.9% to 6.8%; expected life of five years; and expected volatibility of 88%.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the year ended December 31:

      2005

      2004

Net (loss) as reported to common stockholders

$  (701,651)

$  (1,895,203)

Deduct: Total stock-based compensation

expense determined under the fair value based

method for all awards, net of related tax effects

          -

          (1,500)

Pro forma earnings (loss)

$  (701,651)

$  (1,896,703)

Earnings (loss) per common share:

Basic, as reported

                                  $          (.06)             $             (.16)

Basic, pro forma

                                  $          (.06)             $             (.16)

Diluted, as reported

                                  $          (.06)             $             (.16)

Diluted, pro forma

                                  $          (.06)             $             (.16)

Earnings (Loss) Per Share: Basic earnings (loss) per share (EPS) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Since the Company had a net loss for the years ended December 31, 2005 and 2004, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods.

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

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE B – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

New Accounting Pronouncements:  In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for Dexterity beginning after January 1, 2006.  The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial position.

Concentration of Risk:

Credit Risk: The Company’s accounts receivable are due from trade customers, including hospitals, clinics and practicing surgeons.  Ongoing credit evaluations of customers’ financial conditions are performed, and generally, no collateral is required.  The Company maintains reserves for possible credit losses, and such losses have not exceeded management’s expectations.

Sales to one customer, Weck Closure Systems, represented 94% and 81% of the Company’s net sales for the years ended December 31, 2005 and 2004, respectively.

Products: The Protractor product line accounted for 94% and 81% of net sales for the years ended December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments:  The Company’s financial instruments include cash and cash equivalents, accounts receivable, and long-term debt.  The carrying amounts of these financial instruments, excluding long-term debt, have been estimated by the Company to approximate fair value.  The fair value of long-term debt classified as liabilities subject to compromise cannot be reasonably estimated at December 31, 2005 or 2004.

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

     2005

    2004

Machinery and equipment

$   783,020

$  783,020

Furniture and fixtures

      11,000

     11,000

Total property and equipment

794,020

794,020

Less accumulated depreciation

   (794,020)

  (745,138)

Net property and equipment

$        -

$    48,882

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE D – LICENSED TECHNOLOGY RIGHTS

Licensed technology rights consists of the following at December 31:

      2005

     2004

Technology rights

$   3,261,020

$   3,211,020

Less accumulated amortization

   (3,239,721)

   (2,429,790)

Net technology rights

$        21,299

$      781,230

Amortization expense is estimated as follows:

Year Ending December 31

    Amount

2006

$        21,299

2007

-

2008

-

2009

-

NOTE E – FEDERAL INCOME TAXES

As of December 31, 2005, the Company had net operating loss (NOL) carryforwards of approximately $26,000,000 for federal income tax purposes that are available to reduce future taxable income and will expire from 2006 through 2025 if not utilized.  The tax effects of significant temporary differences are as follows at December 31:

      2005

       2004

Deferred Tax Assets:

Tax loss carryforwards

$   9,200,000

$   8,800,000

Research and development credit

carryforwards

560,000

560,000

Impairment differences

4,600,000

4,420,000

Other items

             -

         20,000

Total deferred tax assets

14,360,000

13,800,000

Less valuation reserve

 (14,360,000)

 (13,800,000)

Net deferred tax asset

$           -

$           -

As there is no assurance of future taxable income, a 100% valuation reserve in 2005 and 2004 has been established against the Company’s net deferred tax assets.  The Company will continue to evaluate the necessity for such valuation reserves in the future.

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

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE F – LEASE OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

Operating Leases: The Company leases its administrative office space or a month-to-month basis.  Rent expense totaled approximately $36,000 in 2005 and $42,000 in 2004.

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

NOTE G – DEBT AND OTHER LONG-TERM OBLIGATIONS

A significant portion of the Company’s debt and other long-term obligations were in default at December 31, 2005.  All of these amounts are classified as liabilities subject to compromise at December 31, 2005 and 2004.

(1)

Unsecured notes payable related to Dexterity acquisition, bearing interest at 12%, interest due quarterly, matured in October 2001.  At December 31, 2005, the Company was in default with respect to this obligation.

(2)

Revolving line of credit secured by accounts receivable, inventories, and intangible assets.  In May 2001, Teleflex, Inc., a major stockholder in the Company, purchased this instrument from the previous lender.  The outstanding balance accrues interest at prime plus 1.5%, plus an additional 3% due to the Company’s default on the line of credit.  There are no additional funds available under the current borrowing base.  At December 31, 2005, the Company was in default with respect to this obligation.

(3)

Royalty obligation related to Dexterity acquisition, subject to annual minimum payments over a period of seven years commencing in 1999 and discounted at 12%. The minimum payments aggregate approximately $9.7 million over the seven-year royalty period.  At December 31, 2005, the Company was in default with respect to this obligation.

The agreement between the Company and the holders of the royalty obligation specifies that a penalty of 12% shall be applied to any royalty amounts not paid when due.  Penalties of $-0-, $155,648, and $397,608 are included in interest expense at December 31, 2005, 2004, and 2004, respectively.

(4)

In December 1997, the Company sold 250,000 shares of common stock to affiliates of Renaissance Capital Group, Inc. (Renaissance), in a private placement for aggregate proceeds of $1,000,000, and placed $3,000,000 in 9% convertible debentures (debentures) with Renaissance.  At December 31, 2005, the Company was in default with respect to this obligation.

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

Maturities:  At December 31, 2005, maturities of debt and other long-term obligations are as follows:

Other Debt

and

Royalty

Long-Term

Obligation

Obligations

     Total

Gross obligations, all current

$ 8,839,238

$ 4,547,558

$ 13,386,796

Less amount representing interest

    (559,565)

           -

      (559,565)

Net obligations

$ 8,279,673

$ 4,547,558

$ 12,827,231

At December 31, 2005 and 2004, all of the above obligations, as well as all other debts due on the Petition Date of April 19, 2004, are included on the balance sheet as Liabilities Subject to Compromise.

NOTE H – PREFERRED STOCK

All of the rights of the preferred stockholders were terminated as a result of the plan of reorganization approved by the Bankruptcy Court in 2006.  See Note A.

Pursuant to a private placement which occurred in July and August 2000, the Company issued to TFX Equities, Inc., a business development subsidiary of Teleflex, Inc., and Cuda Products Company, whose chief executive officer is a director of the Company, an aggregate of 400 shares of Series C Cumulative Convertible Preferred Stock, $.001 par value (“Series C Preferred Stock”), for aggregate proceeds of $400,000.  The Company used such proceeds for working capital.  The annual dividends on the Series C Preferred Stock are cumulative at a rate of $80 per share.  Quarterly dividends are in arrears in the aggregate amount of $128,000.  The Series C Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.00 per share, for an aggregate of 400,000 shares of common stock.  The conversion price for the Series C Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.00.  The holders of Series C Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company.  The affirmative vote of 66 2/3% of the Series C Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series C Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series C Preferred Stock.  Since two or more quarterly dividends payable on the Series C Preferred Stock are in arrears, the holders of the Series C Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors.

Pursuant to a private placement which occurred in November 1998, the Company issued to two affiliates of Renaissance Capital Group, Inc. (collectively “Renaissance”) and one individual, who is an officer and director of the Company, an aggregate of 1,025 shares of Series B Preferred Stock for aggregate proceeds of $1,025,000.  The Company used such proceeds for working capital.  The annual dividends on the Series B Preferred Stock are cumulative at a rate of $80 per share.  Quarterly dividends are in arrears in the aggregate amount of $328,000.  The

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE H – PREFERRED STOCK - continued

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

In August 1998, pursuant to a private placement, the Company issued to Renaissance and two individuals, including one who is an officer and director of the Company, an aggregate of 1,170 shares of Series A Preferred Stock for aggregate proceeds of $1,170,000.  The Company used such proceeds for working capital.  During March 2000, 150 shares of Series A Preferred Stock were converted to 93,750 shares of common stock.  Annual dividends on the Series A Preferred Stock are cumulative at a rate of $80 per share.  Quarterly dividends are in arrears in the amount of $326,400.  The Series A Preferred Stock is currently convertible into shares of common stock at a conversion price of $1.54 per share, for an aggregate of 662,338 shares of common stock.  The conversion price for the Series A Preferred Stock is subject to downward adjustment in the event the Company sells shares of common stock, or securities convertible into shares of common stock, at a per share price less than $1.54.  Certain holders of the Series A Preferred Stock contend that the issuance of shares by the Company in settlement of the Andrieni lawsuit in 2001 requires a downward adjustment to the conversion price of the Series A Preferred Stock.  The Company disputes the claim of such holders of Series A Preferred Stock and believes the conversion price should remain at $1.54.  However, there can be no assurance that such holders of Series A Preferred Stock will not prevail in their claim for a downward adjustment to the conversion price, in which case the Company would be required to issue a greater number of shares of common stock upon conversion of the Series A Preferred Stock than would be issuable at a $1.54 conversion price.  Any issuance of common stock upon the conversion of Preferred Stock will substantially dilute the voting rights and other interests of stockholders of the Company.  The holders of Series A Preferred Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company.  The affirmative vote of 66 2/3% of the Series A Preferred Stock is required in order to amend the Company’s Certificate of Incorporation or Bylaws to materially affect the rights of the holders of Series A Preferred Stock, including authorizing and creating a class of stock having rights prior to or senior to the Series A Preferred Stock.  Since two or more quarterly dividends payable on the Series A Preferred Stock are in arrears, the holders of Series A Preferred Stock, by a majority vote, are entitled to designate two additional directors to serve on the Company’s Board of Directors

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE I – EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic net loss per share (diluted loss per share equals basic loss per share since the effects of common stock equivalents are anti-dilutive in loss years):

      2005

     2004

Numerator:

Net loss

$     (506,051)

$  (1,699,603)

Preferred stock dividends

      (195,600)

      (195,600)

Net loss applicable to common stockholders

$     (701,651)

$  (1,895,203)

Denominator:

Basic weighted average common shares outstanding

12,121,492

12,121,492

Effect of dilutive common stock equivalents

             -

             -

Weighted average shares outstanding

  12,121,492

  12,121,492

Loss per common share, basic and diluted                                                    $             (.06)              $            (.16)

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

In May 1995, the Company adopted the 1995 Non-Employee Director Stock Option Plan (NEDSOP).  Under NEDSOP, the Company may grant stock options to non-employee- directors of the Company.  The maximum number of shares available for grant under NEDSOP is 400,000.  The NEDSOP options vest in 25% increments on each succeeding anniversary of the grant date, with unexercised options expiring ten years from the date they vest.  At December 31, 2004, options to purchase 65,500 shares of common stock are outstanding under the NEDSOP.

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

The Company periodically grants options to employees and directors outside of any plan.  However, no such options were granted in 2005 or 2004.  At December 31, 2005, options to purchase 696,665 shares of common stock are outstanding.

DEXTERITY SURGICAL, INC.

Debtor in Possession

Notes to Audited Financial Statements

December 31, 2005 and 2004

NOTE J – STOCK OPTIONS AND WARRANTS - continued

A summary of the status of the Company’s stock options at December 31, 2005 and 2004, and changes during the years then ended, is presented in the table below:

                    2005

                    2004

Weighted

Weighted

 Average

 Average

 Exercise

 Exercise

Price Per

Price Per

   Shares

   Share

   Shares

   Share

Outstanding,

beginning of year

1,317,115

$ .74

1,345,315

$ .74

Granted

-

-

Canceled

-

-

Forfeited

   (33,200)

.001

   (28,200)

.003

Outstanding, end of year

1,283,915

.74

1,317,115

.74

Options exercisable, end of year

1,283,915

.74

1,317,115

.74

Weighted average fair value

of options granted

N/A

N/A

The following table summarizes the information about options outstanding at December 31, 2005:

Weighted Average

    Number

       Remaining

Exercisable at

Exercise Price

   Number

  Contractual Life

 December 31,

   Per Share

Outstanding

          (years)

       2004

$

.003

834,500

3.42

834,500

.14

85,000

5.00

85,000

1.00

115,000

4.08

115,000

2.50

750

.11

3.00

160,000

.96

160,000

3.25

2,000

2.10

2,000

4.38

73,333

1.71

73,333

5.03

13,332

1.74

     13,332

1,283,915

1,283,915

Warrants: At December 31, 2005, the Company has 1,500,000 warrants outstanding.  Each warrant, when exercised, is exchangeable for one share of the Company’s common stock.

The following table summarizes the information about warrants outstanding at December 31, 2005:

Exercise

   Number

       Exercisable at

   Price

Outstanding

   December 31, 2005

  Expiration

$ 1.00

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

 58

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

2005

$ 189,493

$      -

$       -

$  -

(1)

Consists solely of options to purchase common stock previously granted subject to repricing.  No other options were issued by the Company in the last fiscal year.  Note:  These options were subsequently cancelled as a result of the bankruptcy and Plan of Reorganization.

Stock Option Grants in Fiscal 2005

No stock options were granted by the Company in 2005.

Aggregated Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values

No options were exercised in 2005.  As a result of the Plan of Reorganization, all existing options and warrants were terminated.  Accordingly, outstanding options and warrants have no value at December 31, 2005.

Long-Term Incentive Plan Awards in Fiscal 2005

The Company did not grant any long-term incentive plan awards to executive officers during fiscal 2005.

Compensation of Directors

During 2005, non-employee members of the Board of Directors received no compensation of any form, and were not reimbursed for any expenses.

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

501 South Johnston, Ste. 501

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

3.1	Restated Certificate of Incorporation, as amended (incorporated by reference herein to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000).

3.2	Bylaws of the Registrant (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on August 19, 1992, Registration No. 33-49196).

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

10.6

Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and K. C. Fadem (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 10, 1997).

10.7

Non-Qualified Stock Option Agreement dated December 27, 1996, between LifeQuest Medical, Inc. and Robert Fadem (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 10, 1997).

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

Exhibit
Number	Identification of Exhibit
10.22*

Office Lease Agreement dated October 13, 2003, between the Company and Franklin Post Oak, Ltd. (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB filed March 28, 2007)

10.23*

First Amendment to Distribution Agreement between the Company and Weck Closure Systems, LLC dated October 24, 2003 (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB filed March 28, 2007).

14.1*	Code of Ethics for Senior Financial Officers (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB filed March 28, 2007)

23.1*	Consent of Akin, Doherty, Klein & Feuge, a professional organization

31*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. Section 1350 as required by Sarbanes Oxley Act of 2002.

*  Filed herewith.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

Item 14. Principal Accountant Fees and Services

Audit and Other Fees Paid to Independent Auditors

The following table presents fees billed by Akin Doherty, Klein & Feuge, P.C. for professional services rendered to us in fiscal years ended December 31, 2004 and  December 31, 2005.

Services Rendered

Fiscal 2005

Fiscal 2004

Audit Fees

$ 17,000

$ 17,000

Audit Related Fees

$          0

$          0

Tax Fees

$          0

$          0

All Other Fees

$          0

$          0

Audit Fees:  The audit fees paid to Akin Doherty, Klein & Feuge, P.C for the fiscal 2004 and 2005 audits were not incurred or paid until 2006.  The audit fees are billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Quarterly Reports on Form 10-QSB.

Audit-Related Fees:  We did not incur any audit-related fees from our independent auditors for fiscal year 2004 or 2005.

Tax Fees:  We did not incur any tax fees from our independent auditors for fiscal years 2004 and 2005.

All Other Fees:  We did not incur any fees from our independent auditors for all other services (other than audit services and audit-related services) in fiscal years 2004 and 2005.

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

________________________

Randall K. Boatright

President and Director

Date March 27, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Randall K. Boatright

_________________________

Randall K. Boatright

Chief Executive Officer

Chief Financial Officer

Date March 27, 2007

