Form 10QSB
period 2006-03-31
DEXTERITY SURGICAL INC
filed 2007-03-29
CIK 860131

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DEXTERITY SURGICAL, INC.

Debtor in Possession

BALANCE SHEETS

   March 31,

December 31,

ASSETS

2006

2005

(Unaudited)

Current Assets:

Cash and cash equivalents

$         592,075

$         213,452

Accounts receivable, net

181,160

165,464

Inventories, net

-

9,384

Other current assets

                -

            89,619

Total current assets

773,235

477,919

Other Assets:

Note receivable

40,000

-

Licensed technology rights, net

-

21,299

Other assets

              1,170

              4,720

Total other assets

            41,170

            26,019

Total Assets

$         814,405

$         503,938

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Accounts payable and accrued expenses

$         620,450

$         456,088

Note payable

            50,000

                -

Total current liabilities

670,450

456,088

Liabilities Subject to Compromise

-

18,034,642

Commitments and Contingencies

-

-

Stockholders’ Equity (Deficit):

Preferred stock, $.001 par value; 2,000,000 shares authorized;

2,445 shares issued and outstanding

2

2

Common stock, $.001 par value; 50,000,000 shares authorized;

12,121,492 shares issued and outstanding

12,122

12,122

Additional paid-in capital

34,733,804

34,733,804

Accumulated deficit

    (34,601,973)

    (52,732,720)

Total stockholders’ equity (deficit)

          143,955

    (17,986,792)

Total Liabilities and Stockholders’ Equity (Deficit)

$         814,405

$         503,938

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

STATEMENTS OF OPERATIONS

(Unaudited)

   Three Months

  Ended March 31,

2006

2005

Net Sales

$       386,830

$      444,838

Cost of Sales

        167,322

       172,690

Gross profit

219,508

272,148

Operating Expenses:

Selling, general and administrative

21,340

109,953

Depreciation and amortization

          21,299

       232,813

          42,639

       342,766

Income (Loss) from Operations

176,869

(70,618)

Interest Expense

                158

              187

Income (Loss) Before Reorganization Income (Expense) and Income Taxes

176,711

(70,805)

Reorganization Income (Expense):

Professional fees

(101,393)

(82,157)

Gain on debt discharge

   18,055,429

           -

   17,954,036

      (82,157)

Income (Loss) Before Income Taxes

18,130,747

(152,962)

Income Taxes

              -

           -

Net Income (Loss)

18,130,747

(152,962)

Less dividend requirement on cumulative

convertible preferred stockholders

              -

        (48,900)

Net Income (Loss) Applicable to Common Stockholders

$  18,130,747

$    (201,862)

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per common share

$             1.50

 $            (.02)

Weighted average shares used in computing basic

and diluted earnings (loss) per common share

  12,121,492

  12,121,492

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

STATEMENTS OF CASH FLOWS

(Unaudited)

  Three Months

  Ended March 31

   2006                        2005

Operating Activities

Net income (loss)

$  18,130,747

$   (152,962)

Adjustments to reconcile net income (loss) to net cash

provided by operating activities:

Reorganization items

(17,954,036)

82,157

Depreciation and amortization

21,299

232,813

Changes in operating assets and liabilities:

Accounts receivable

(15,696)

(116,117)

Inventories

9,384

37,664

Other assets

93,169

(34,869)

Accounts payable and accrued liabilities

        164,362

       19,773

Net cash provided before reorganization items

449,229

68,459

Reorganization items:

Professional fees paid

(41,393)

-

Payments on liabilities subject to compromise

(39,213)

-

Note receivable from sale of assets

         (40,000)

           -

Net cash provided by operating activities

328,623

68,459

Financing Activities

Borrowings on note payable

          50,000

           -

Net cash provided by financing activities

          50,000

           -

Change in cash and cash equivalents

378,623

68,459

Cash and cash equivalents, beginning of period

        213,452

       55,350

Cash and Cash Equivalents, End of Period

$       592,075

$    123,809

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Debtor in Possession

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

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

Upon emergence from bankruptcy and all material conditions precedent to the bankruptcy plan becoming binding are resolved, the amounts reported in subsequent financial statements may materially change due to the restructuring of the Company’s assets and liabilities as a result of the Plan of Reorganization and the application of the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (SOP 90-7), with respect to reporting upon emergence from Chapter 11 (“Fresh-Start” accounting).  Changes in accounting principles required under     U. S. generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence.  Additionally, the Company may choose to make changes in accounting practices and policies at that time.  For all of these reasons, financial statements for periods subsequent to emergence from Chapter 11 may not be comparable with those of prior periods.

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, all pre-petition liabilities subject to compromise have been segregated in the balance sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims.  Liabilities not subject to compromise are separately classified as current and non-current.  Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization Income (Expenses).  Cash used for reorganization items is disclosed separately in the statements of cash flows.

The ability of the Company to continue as a going concern is predicated upon numerous issues, including its ability to achieve the following:

•

having the Plan of Reorganization confirmed by the court in a timely manner (the Plan was subsequently confirmed on April 13, 2006 with an effective date of March 30, 2006)

•

being able to successfully implement its business plans

•

being able to obtain additional equity funding

•

being able to return to profitable operations

NOTE A – PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND SUBSEQUENT

EVENTS – continued

Sale of Assets:  On February 24, 2006 , (with an effective date of March 31, 2006), Dexterity entered into an agreement, and the bankruptcy court approved, the sale of substantially all of the assets of the Company, including its inventory, manufacturing equipment, and its licensed technology rights (including all patents) for approximately $2,240,000.  The Company received $17,600 in cash plus a $40,000 note receivable.  The note was subsequently transferred to the Creditor’s Trust.  In addition, the purchaser paid $2,182,400 towards certain debt of the Company.

Acceptance of Reorganization Plan:  In conjunction with the sale of assets, Dexterity’s Plan of Reorganization was confirmed April 13, 2006 with an effective date of March 31, 2006.  Substantially all liabilities subject to compromise were dismissed, thereby being recognized as “gain on debt discharge” in the statement of operations for the three months ended March 31, 2006.  The majority of the remaining accounts payable and accrued expenses at March 31, 2006 are amounts due to the Company’s legal counsel, all of which were paid or otherwise settled during the period ended June 30, 2006.  The Plan also included the following major provisions.

1.

The Company will increase it authorized capital stock to 100,000,000 by filing a Certificate of Amendment to its Articles of Incorporation and then effect a 1-for-500 reverse split of all issued and outstanding stock.  This was completed July 27, 2006.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bankruptcy Accounting:  As discussed in Note A, for financial reporting purposes, the financial statements have been prepared on a going concern basis.  In addition, the Company has applied the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”.  Accordingly, all pre-petition liabilities subject to compromise have been segregated in the balance sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims, prior to their discharge.  Liabilities not subject to settlement are classified as current and non-current.  Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately in the statements of cash flows.

The Company discontinued accruing interest on their pre-petition debt obligations as of the Petition Date, April 19, 2004.

Fresh-Start Accounting:  As required under the provisions of S.O.P. 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), the Company is required to apply “fresh-start reporting” after emerging from Chapter 11 and after all material conditions precedent to the bankruptcy plan becoming binding are resolved.  Although the Company’s reorganization plan was confirmed on April 13, 2006, certain significant aspects of the Plan (see items 1., 2., 3., and 4. in Note A) were not completed until September 2006.  Accordingly, the Company will apply “fresh-start reporting” effective October 1, 2006.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE C – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At March 31, 2006, the Company had no securities or other contracts that would be considered dilutive.  At March 31, 2005, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

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

NOTE E – PREFERRED STOCK

All of the rights of the preferred stockholders were terminated as a result of the plan of reorganization approved by the Bankruptcy court effective March 31, 2006.  See Note A.

The Company has authorized 2,000,000 shares of preferred stock of which 2,445 shares are outstanding at March 31, 2006.  Please refer to the Company’s Form 10-KSB as of December 31, 2005 for a full description of these placements.  This preferred stock was subsequently cancelled effective September 8, 2006, as part of the Company’s Plan of Reorganization.

NOTE F – FAIR VALUE OF STOCK OPTIONS

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee stock options)  at fir value.  Statement No. 123R eliminates the ability to account for stock-based compensation using APB No. 23, “Accounting for Stock Issued to Employees,” and requires that these transactions be recognized as compensation costs in the income statement based on their fair values on the date of grant.  The transition provisions  require the “modified prospective method” be applied to all new or modified awards and the remaining expense for unvested options.  The Company adopted Statement No. 123R as of January 1, 2006, but the impact to the current period was immaterial, as all outstanding options were 100% vested in 2005.

The Company previously applied the intrinsic value method under the recognition and measurement provisions of             APB No. 23 in accounting for its stock option and stock purchase plans.  Accordingly, no stock-based employee compensation expense has been recognized in prior periods for options granted with an exercise price equal to the market value of the underlying common stock on the date of grant or in connection with the employee stock purchase plan.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123R, “Accounting for Stock-Based Compensation,” to stock-based employee compensation in the prior periods:

  Three Months

Ended March 31,

         2005

Net income (loss) as reported, as applicable to common stockholders

$ (201,862)

Deduct: Total stock-based compensation

  expense determined under the fair value based

  method for all awards, net of related tax effects

         -

Pro forma income (loss), as applicable to common stockholders

$ (201,862)

Income (Loss) per common share:

  Basic, as reported

$ (.02)

  Basic, pro forma

   (.02)

  Diluted, as reported

   (.02)

  Diluted, pro forma

   (.02)

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

Results of Operations

For the three month period ended March 31, 2006, the Company’s operations were limited to sales of its existing product lines.  Revenues of $386,830 in the current period compared to revenues of $444,838 in the comparative prior year period.  On April 13, 2006, with an effective date of March 31, 2006, the Company’s Plan of Reorganization was confirmed.  Accordingly, substantially all existing liabilities of the Company were discharged, resulting in a gain of $18,055,429 for the current period.  This resulted in the Company having net income in the current period of $18,130,747.

Immediately prior to the confirmation of the Plan of Reorganization, the Company sold substantially all of its assets, including inventory, manufacturing equipment, and its licensed technology rights (including patents).  Of the $2,240,000 in proceeds received, $2,182,400 was used to pay off certain debt, as approved by the Bankruptcy Court.

Following the sell of its operating assets, confirmation of the Plan of Reorganization and debt discharge, all occurring in the period ended March 31, 2006, the Company has no remaining operations or source of revenues.

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

(b)

Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended March 31, 2006.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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