Form 10QSB
period 2006-06-30
DEXTERITY SURGICAL INC
filed 2007-03-29
CIK 860131

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

BALANCE SHEETS

     June 30,

December 31,

ASSETS

2006

2005

(Unaudited)

Current Assets:

Cash and cash equivalents

$               -

$         213,452

Accounts receivable, net

-

165,464

Inventories, net

-

9,384

Other current assets

                -

            89,619

Total current assets

-

477,919

Other Assets:

Note receivable

-

-

Licensed technology rights, net

-

21,299

Other assets

                -

              4,720

Total other assets

                -

            26,019

Total Assets

$               -

$         503,938

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Accounts payable and accrued expenses

$               -

$         456,088

Note payable

                -

                -

Total current liabilities

-

456,088

Liabilities Subject to Compromise

-

18,034,642

Commitments and Contingencies

-

-

Stockholders’ Equity (Deficit):

Preferred stock, $.001 par value; 2,000,000 shares authorized;

2,445 shares issued and outstanding

2

2

Common stock, $.001 par value; 50,000,000 shares authorized;

12,121,492 shares issued and outstanding

12,122

12,122

Additional paid-in capital

34,733,804

34,733,804

Accumulated deficit

    (34,745,928)

    (52,732,720)

Total stockholders’ equity (deficit)

                -

    (17,986,792)

Total Liabilities and Stockholders’ Equity (Deficit)

$               -

$         503,938

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Post Confirmation Debtor

STATEMENTS OF OPERATIONS

(Unaudited)

              Three Months

        Six Months

             Ended June 30,

             Ended June 30,

      2006

      2005

      2006

     2005

Net Sales

$             -

$      300,796

$       386,830

$    745,634

Cost of Sales

              -

       123,178

        167,322

     295,868

Gross profit

-

177,618

219,508

449,766

Operating Expenses:

Selling, general and administrative

5,852

90,153

27,192

200,106

Depreciation and amortization

              -

       221,035

          21,299

     453,848

             5,852

       311,188

          48,491

     653,954

Income (Loss) from Operations

(5,852)

(133,570)

171,017

(204,188)

Other Income (Expense):

Reimbursement of costs

5,852

-

5,852

-

Interest expense

              -

             (354)

              (158)

           (541)

             5,852

             (354)

            5,694

           (541)

Income (Loss) Before Reorganization Income

(Expense) and Income Taxes

-

(133,924)

176,711

(204,729)

Reorganization Income (Expense):

Professional fees

(143,955)

(81,534)

(245,348)

(163,691)

Gain on debt discharge

              -

            -

   18,055,429

           -

       (143,955)

       (81,534)

   17,810,081

    (163,691)

Income (Loss) Before Income Taxes

(143,955)

(215,458)

17,986,792

(368,420)

Income Taxes

              -

            -

              -

           -

Net Income (Loss)

(143,955)

(215,458)

17,986,792

(368,420)

Less dividend requirement on cumulative

convertible preferred stockholders

              -

        (48,900)

              -

       (97,800)

Net Income (Loss) Applicable to Common

Stockholders

$      (143,955)

$    (264,358)

$  17,986,792

$   (466,220)

Earnings (Loss) Per Share

Basic and diluted earnings (loss)

per common share

$               .01

 $            (.02)

$             1.49

$          (.04)

Weighted average shares used in

computing basic and diluted earnings

 (loss) per common share

   12,121,492

  12,121,492

   12,121,492

12,121,492

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

STATEMENTS OF CASH FLOWS

(Unaudited)

  Six Months

                 Ended June 30

      2006

     2005

Operating Activities

Net income (loss)

$  17,986,792

$   (368,420)

Adjustments to reconcile net income (loss) to net cash

provided (used) by operating activities:

Reorganization items

(17,810,081)

163,691

Depreciation and amortization

21,299

453,848

Changes in operating assets and liabilities:

Accounts receivable

165,464

(96,216)

Inventories

9,384

70,871

Other assets

94,339

(22,210)

Accounts payable and accrued liabilities

       (456,088)

      (38,891)

Net cash provided before reorganization items

11,109

162,673

Reorganization items:

Professional fees paid

(195,348)

-

Payments on liabilities subject to compromise

(39,213)

(75,000)

Note receivable from sale of assets

         (40,000)

           -

Net cash provided (used) by operating activities

(263,452)

87,673

Financing Activities

Borrowings on note payable

           50,000

           -

Net cash provided by financing activities

           50,000

           -

Change in cash and cash equivalents

(213,452)

87,673

Cash and cash equivalents, beginning of period

         213,452

       55,350

Cash and Cash Equivalents, End of Period

$             -

$    143,023

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

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

Reimbursement of Costs:  Subsequent to March 31, 2006, the Company’s only expenses were for its administrative office, contract charges to its President, and certain other general and administrative items.  These costs were reimbursed 100% to the Company by a representative of the Investors.

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

NOTE C – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At June 30, 2006, the Company had no securities or other contracts that would be considered dilutive.  At June 30, 2005, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

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

The Company has authorized 2,000,000 shares of preferred stock of which 2,445 shares are outstanding at June 30, 2006.  Please refer to the Company’s Form 10-KSB as of December 31, 2005 for a full description of these placements.  This preferred stock was subsequently cancelled effective September 8, 2006, as part of the Company’s Plan of Reorganization.

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

Three Months

  Six Months

Ended June 30,

Ended June 30,

        2005

         2005

Net income (loss) as reported, as applicable to common stockholders

$   (264,358)

$   (466,220)

Deduct: Total stock-based compensation

  expense determined under the fair value based

  method for all awards, net of related tax effects

         -

         -

Pro forma income (loss), as applicable to common stockholders

$   (264,358)

$   (466,220)

Income (Loss) per common share:

  Basic, as reported

$ (.02)

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

On June 4, 2004, the United States Trustee appointed the Committee of Unsecured Creditors (the “Committee”).

On February 24, 2006, with an effective date of March 31, 2006, Dexterity entered into an agreement, and the bankruptcy court approved, the sale of substantially all of the assets of the Company, including its inventory, manufacturing equipments, and its licensed technology rights (including all patents) . , as part of the orderly wind down of its business, the Company ceased all operations.  The Company received cash plus a note receivable, and the purchases paid monies towards the convertible debentures due to Renaissance Capital Group, Inc.  In conjunction with the sale of assets, Dexterity’s plan of reorganization was confirmed effective March 31, 2006, which Plan contained the following major provisions: An investment banking group will consummate a merger transaction, acquiring controlling shares of the Company’s outstanding equity and providing $175,000 as a cash infusion for the creditors certain creditors will receive 29,800 common shares; and all liabilities subject to compromise as of March 31, 2006 will be dismissed as of that date.

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

Results of Operations

For the three month period ended June 30, 2006, the Company had no operations.  Professional fees of $143,955 were incurred as the Company continued to wind down following the acceptance of it Reorganization Plan.

Following the sell of its operating assets, confirmation of the Plan of Reorganization and debt discharge, all occurring in the period ended March 31, 2006, the Company has no remaining operations or source of revenues.  Accordingly, the Company had no revenues or unreimbursed expenses in the quarter ended June 30, 2006.

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

(b)

Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended June 30, 2006.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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