Form 10QSB
period 2006-09-30
DEXTERITY SURGICAL INC
filed 2007-03-29
CIK 860131

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2006

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

September 30,

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

0 and 2,445 shares issued and outstanding

-

2

Common stock, $.001 par value; 100,000,000 and 50,000,000

shares authorized; 25,029,800 and 12,121,492 shares

issued and outstanding

25,030

12,122

Additional paid-in capital

34,720,898

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

      Ended September 30,

      2006

      2005

      2006

     2005

Net Sales

$             -

$      430,189

$       386,830

$ 1,175,823

Cost of Sales

              -

       171,335

        167,322

     467,203

Gross profit

-

258,854

219,508

708,620

Operating Expenses:

Selling, general and administrative

36,978

79,933

64,170

280,039

Depreciation and amortization

              -

       202,482

          21,299

     656,330

          36,978

       282,415

          85,469

     936,369

Income (Loss) from Operations

(36,978)

(23,561)

134,039

(227,749)

Other Income (Expense):

Reimbursement of costs

36,978

-

42,830

-

Interest expense

              -

             (354)

              (158)

           (541)

           36,978

             (354)

          42,672

           (541)

Income (Loss) Before Reorganization Income

(Expense) and Income Taxes

-

(23,676)

176,711

(228,405)

Reorganization Income (Expense):

Professional fees

-

75,543

(245,348)

239,234

Gain on debt discharge

              -

            -

   18,055,429

           -

              -

       (74,543)

   17,810,081

     239,234

Income (Loss) Before Income Taxes

-

(99,219)

17,986,792

(467,639)

Income Taxes

              -

            -

              -

           -

Net Income (Loss)

-

(99,219)

17,986,792

(467,639)

Less dividend requirement on cumulative

convertible preferred stockholders

              -

        (48,900)

              -

    (146,700)

Net Income (Loss) Applicable to Common

Stockholders

$             -

$    (148,119)

$  17,986,792

$   (614,339)

Earnings (Loss) Per Share

Basic and diluted earnings (loss)

per common share

$             -

 $            (.01)

$             1.49

$          (.05)

Weighted average shares used in

computing basic and diluted earnings

 (loss) per common share

   12,121,492

  12,121,492

   12,121,492

12,121,492

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

STATEMENTS OF CASH FLOWS

(Unaudited)

 Nine Months

           Ended September 30,

      2006

     2005

Operating Activities

Net income (loss)

$  17,986,792

$   (467,639)

Adjustments to reconcile net income (loss) to net cash

provided (used) by operating activities:

Reorganization items

(17,810,081)

239,234

Depreciation and amortization

21,299

656,330

Accretion of royalty obligation

-

-

Amortization of deferred finance charges

-

-

Adjustment due to dissolution of subsidiary

-

-

Changes in operating assets and liabilities:

Accounts receivable

165,464

(9,730)

Accounts receivable, related party

-

-

Inventories

9,384

82,451

Other assets

94,339

(5,572)

Accounts payable and accrued liabilities

       (456,088)

      (89,669)

Net cash provided before reorganization items

11,109

405,405

Reorganization items:

Professional fees paid

(195,348)

-

Payments on liabilities subject to compromise

(39,213)

(300,000)

Note receivable from sale of assets

         (40,000)

           -

Net cash provided (used) by operating activities

(263,452)

105,405

Financing Activities

Advances on line of credit

-

-

Payments on line of credit

-

-

Borrowings on note payable

           50,000

           -

Net cash provided by financing activities

           50,000

           -

Change in cash and cash equivalents

(213,452)

105,405

Cash and cash equivalents, beginning of period

         213,452

     55,350

Cash and Cash Equivalents, End of Period

$             -

$    160,755

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

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

NOTE C – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At September 30, 2006, the Company had no securities or other contracts that would be considered dilutive.  At September 30, 2005, diluted EPS equals basic EPS as potentially dilutive common stock equivalents are antidilutive in loss periods.

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

The Company has authorized 2,000,000 shares of preferred stock of which no shares are outstanding at September 30, 2006.  Please refer to the Company’s Form 10-KSB as of December 31, 2005 for a full description of these placements.  The preferred stock previously outstanding was cancelled effective September 8, 2006, as part of the Company’s Plan of Reorganization.

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

Three Months

     Nine Months

Ended September 30,

Ended September 30,

             2005

             2005

Net income (loss) as reported, as applicable to common stockholders

$   (148,119)

$   (614,339)

Deduct: Total stock-based compensation

  expense determined under the fair value based

  method for all awards, net of related tax effects

         -

         -

Pro forma income (loss), as applicable to common stockholders

$   (148,119)

$   (614,339)

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

Results of Operations

For the three month period ended September 30, 2006, the Company had no operations.

Following the sell of its operating assets, confirmation of the Plan of Reorganization and debt discharge, all occurring in the period ended March 31, 2006, the Company has no remaining operations or source of revenues.  Accordingly, the Company had no revenues or unreimbursed expenses in the quarter ended September 30, 2006.

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

(b)

Changes in internal controls.   The Company did not have the financial resources to retain our outside accounting firm to review our internal controls over financial reporting during the quarter ended September 30, 2006.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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