Form 10KSB
period 2006-12-31
DEXTERITY SURGICAL INC
filed 2007-04-13
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-20532

Dexterity Surgical, Inc.

 (Name of small business issuer in its charter)

Delaware                                74-2559866

(State or other jurisdiction of             (I.R.S. Employer Identification No.)

                     incorporation or organization)

501 South Johnstone, Suite 501
Bartlesville, Oklahoma 74003
(Address of principal executive offices) (Zip Code)

Issuer's telephone number (214) 432-8295

5444 Westheimer Road, Suite 1685
Houston, Texas 77056
(Former address of principal executive offices) (Zip Code)

Former Issuer's telephone number (713) 622-0516

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares,  $ .001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [ X ]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes    [   X   ]     No    [       ]

Issuer’s revenues for its most recent fiscal year:   $-0- (operations are discontinued).

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of March 1, 2007 ($.001) was $54,043.  For purposes of this computation, we consider all directors and holders of 10% or more of our common stock to be affiliates.   Therefore the number of shares of our common stock held by non-affiliates as of March 1, 2007 was 25,054,043.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes    [  X  ]    No    [    ]

Number of shares issued and outstanding of each of the issuer’s classes of common equity as of March 1, 2007 was 25,054,043 shares of common stock, $0.001 par value.

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

On June 4, 2004, the United States Trustee appointed the Committee of Unsecured Creditors (the “Committee”).

On February 24, 2006, with an effective date of March 31, 2006, Dexterity entered into an agreement, and the bankruptcy court approved, the sale of substantially all of the assets of the Company, including its inventory, manufacturing equipments, and its licensed technology rights (including all patents) .  As part of the orderly wind down of its business, the Company ceased all operations.  In conjunction with the sale of assets, Dexterity’s plan of reorganization was confirmed effective March 31, 2006, which Plan contained the following major provisions: an investment banking group will consummate a merger transaction, and acquired controlling shares of the Company’s outstanding equity and provided $175,000 as a cash infusion for the creditors and payment of administrative expenses; certain creditors have received 29,800 common shares; and all liabilities subject to compromise as of March 31, 2006 were dismissed.

The Company has no continuing operations at December 31, 2006 or date of this report.

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

Prior Operations

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

The Company entered into a transaction in which an investment banking group acquired the controlling share of the Company’s outstanding equity through the issuance of 25,000,000 new common shares and provided $175,000 cash for distribution to Company’s creditors and administrative claims. This transaction was specifically provided for under the terms of the Order Approving Modification of the First Amended Plan, issued by the Bankruptcy Court on March 2, 2006.  As part of that transaction, all of the old shares of the Company’s preferred stock, and stock options and warrants, were cancelled and 29,800 new common shares were issued to certain creditors.  Pursuant to Bankruptcy Court Order and by filing a Certificate of Amendment to its Articles of Incorporation, the Company increased its authorized capital stock, par value $.0001, and effected a 1-for-500 reverse split of all issued and outstanding stock (the “Rolled-Back Shares”).  Although the effective date was set in 2006, the record date has not been set and announced to the market for the Rolled-Back Shares.  Following completion of the Plan of Reorganization, the Company has outstanding 25,054,043 new common shares.

Current Operations

The Company is now operating as a Post-Confirmation Debtor, and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.

However, the Company does not intend to combine with a private company, where the combination could result in the Company being declared an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

Under the terms of the Plan, the Company is authorized to take the following actions:

(i)

implement a reverse split such that the currently issued and outstanding stock of the Company shall be no greater than 25,000 (the “Rolled-Back Shares”),

(ii)

issue 25,000,000 shares of restricted common stock, $.001 par value, to the Investors (the “New Common Stock”),

(iii)

convert the $50,000 DIP Loan upon presentment to the Reorganized Debtor by the holders of the underlying note into 6,000,000 common shares and 3,000,000 warrants having an exercise price of $1.00 for five years, all of which will be issued as payment for the obligations under the DIP Loan,

(iv)

issue 25,000 common shares to be distributed to holders of Allowed Class 3 General Unsecured Claims, in addition to 100 shares of common stock to be distributed to each unsecured Allowed Class 3 General Unsecured Creditor who is not also an Allowed Class 5 Interest holder;

(v)

after issuance of the New Common Stock, cancel the previously issued shares, and,

(vi)

at Company’s discretion, have newly-appointed Directors issue 25,000 shares (“New Shares”) to persons designated by the new Directors as part of the Share Transfer transaction, at no further consideration to the Company.

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

No matters were submitted to a vote of security holders during the fiscal year 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

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

          Bid Prices

   High

   Low

Calendar Year 2006

First Quarter

$ .001

$ .001

Second Quarter

$ .001

$ .001

Third Quarter

$ .001

$ .001

Fourth Quarter

$ .001

$ .001

Calendar Year 2005

First Quarter

$ .004

$ .002

Second Quarter

$ .007

$ .000

Third Quarter

$ .001

$ .001

Fourth Quarter

$ .007

$ .000

 (B) On March 1, 2007, there were 150 shareholders of record.

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

Recent Sales of Unregistered Securities

In September 2006, Company issued 29,800 shares to creditors and 25,000,000 restricted shares to an investor, pursuant to the terms of the Bankruptcy Court Order.  The shares were not registered in reliance upon the Bankruptcy Court Order under Section 4(2) of the Act in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

The 25,000,000 shares were issued also as part of the Order Confirming, the Company is authorized to convert the Bankruptcy DIP Loan of $50,000 upon presentment by the holders into 6,000,000 common shares and 3,000,000 warrants having an exercise price of $1.00 for five years, all of which will be issued as payment for the obligations under the DIP Loan.

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

RESULTS OF OPERATIONS

Effective March 31, 2006, the Company sold substantially all of its operating assets and ceased operations.  All of its prior operations are classified as discontinued.

The Company has no current operations.

CAPITAL AND LIQUIDITY

As of December 31, 2006, the Company had no cash or any operating assets.

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

Employees:  The Company has no employees as of the date of this reporting other than its sole officer.

Research and Development Expenditures:  The Company did not incur any research or development expenditures during the year ended December 31, 2006 or 2005.

Subsidiaries:  The Company has no subsidiaries.

Patents and Trademarks:  The Company does not own, either legally or beneficially, any patent or trademark.

Reports to Security Holders:  In March 2007, the Company filed all reports due under Form 10-QSB for each quarter of 2004, 2005 and 2006, as well as Forms 10-KSB for the fiscal years 2004 and 2005.  Annual reports were not provided directly to its security holders..  However, shareholders and the general public may view copies of all of our filings with the SEC, by visiting the SEC website (http://www.sec.gov) and performing a search of Company’s electronic filings.

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

Rosetta Granite owns 25,000,000 common shares, constituting 99.78% of the Company’s outstanding common stock, and controls the Company.  As a result, unless the Company issues more shares to persons other than Rosetta Granite or Rosetta Granite sells some of its shares, Rosetta Granite will be able to elect all of the Company’s Directors and control its operations.  If the Company does enter into an acquisition or merger transaction, the Company may issue a significant number of shares in connection with that transaction.

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

CRITICAL ACCOUNTING POLICIES

Due to the bankruptcy of the Company and its limited operations, critical accounting policies are generally limited to the proper classification of assets and liabilities.  The Company has applied the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” and adopted “Fresh-Start” accounting effective October 1, 2006.

Item 7.  Financial Statements

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets as of December 31, 2006 and 2005

F-2

Statements of Operations for the Years Ended December 31, 2006 and 2005

F-4

Statements of Stockholders’ Equity for the Years Ended December 31, 2006 and 2005

F-5

Statements of Cash Flows for the Years Ended December 31, 2006 and  2005

F-6

Notes to Audited Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Dexterity Surgical, Inc.

San Antonio, Texas

We have audited the accompanying balance sheets of Dexterity Surgical, Inc. (Company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dexterity Surgical, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The Company adopted “Fresh-Start” accounting as of October 1, 2006.  The impact of this is more fully described in Note A to the financial statements.

/s/ Akin, Doherty, Klein & Feuge, P.C.

Akin, Doherty, Klein & Feuge, P.C.

San Antonio, Texas

April 6, 2007

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Balance Sheets

December 31, 2006 and 2005

      2006

      2005

(Successor

(Predecessor

   Company)

 Company)

ASSETS

Current Assets:

Cash and cash equivalents

$          -

$  213,452

Accounts receivable, net

-

165,464

Inventories, net

-

9,384

Other current assets

           -

     89,619

Total current assets

-

477,919

Property and Equipment, net

-

-

Other Assets:

Licensed technology rights, net

-

21,299

Other assets

            -

       4,720

Total other assets

            -

     26,019

Total Assets

$          -

$  503,938

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Balance Sheets

December 31, 2006 and 2005

      2006

       2005

  (Successor

(Predecessor

   Company)

Company)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses

$             -

$        456,088

Current portion of long-term obligations,

including debt and royalty obligations

in default

               -

               -

Total current liabilities

-

456,088

Royalty Obligation

-

-

Liabilities Subject to Compromise

-

18,034,642

Commitments and Contingencies

-

-

Stockholders’ Equity:

Preferred stock, $.001 par value; 2,000,000

shares authorized and  2,445 shares issued

and outstanding at December 31, 2005;  all

preferred stock cancelled in 2006

-

2

Common stock, $.001 par value; 50,000,000

shares authorized and 12,121,492 issued

and outstanding at December 31, 2005;

100,000,000 authorized and 25,029,800

issued and outstanding at December 31, 2006

25,030

12,122

Additional paid-in capital

(25,030)

34,733,804

Accumulated deficit

               -

   (52,732,720)

Total stockholders’ equity (deficit)

               -

   (17,986,792)

Total Liabilities and Stockholders’ Equity

$              -

$        503,938

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Statements of Operations

Years Ended December 31, 2006 and 2005

      2006

       2005

   (Successor

  (Predecessor

 Company)

 Company)

Net sales

$         -

$  1,659,371

Cost of sales

         -

      650,916

Gross profit

1,008,455

Operating Income (Expense):

Selling, general and administrative

(63,957)

(1,213,959)

Reimbursement of costs

     63,957

            -

Net other income (expense)

         -

   1,213,220

Income (loss) from Continuing Operations

-

(205,504)

Discontinued Operations and Reorganization Items:

Income from discontinued operations

176,711

-

Gain on debt discharge of discontinued operations,

reorganization item

18,055,429

-

Professional fees on discontinued operations,

reorganization item

        (245,348)

    (300,547)

    17,986,792

    (300,547)

Income (loss) before income taxes

17,986,792

(506,051)

Income taxes

              -

           -

Net Income (Loss)

17,986,792

(506,051)

Dividend requirement on cumulative

convertible preferred stock

               -

     (195,600)

Net Income (Loss) Applicable to Common Stockholders

$  17,986,792

$    (701,651)

Earnings (Loss) Per Share

Basic and diluted income (loss) per common share:

Continuing operations

$            -

$           -

Discontinued operations                                                                             $            1.17               $            (.16)

Weighted average shares outstanding used in computing

basic and diluted loss per common share

15,348,569

12,121,492

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Statements of Stockholders’ Deficit

Years Ended December 31, 2006 and 2005

                     Additional

Preferred

Common

Paid-In

Accumulated

Stock

   Stock

   Capital

Deficit

      Total

Balance, December 31, 2004

$  2

$   12,122

$ 34,733,804

$ (52,226,669)

$ (17,480,741)

Net loss

       -

         -

             -

       (506,051)

       (506,051)

Balance at December 31, 2005

2

12,122

34,733,804

(52,732,720)

(17,986,792)

Net income

-

-

-

17,986,792

17,986,792

Transactions resulting from

Plan of Reorganization and

Fresh-Start Accounting:

Cancellation of shares

(2)

-

2

-

-

Elimination of accumulated

deficit

-

-

(34,745,928)

34,745,928

-

Reverse stock split of

original stockholders and

issuance of new shares, net

       -

     12,908

        (12,908)

              -

              -

Balance, December 31, 2006

       -

$   25,030

$       (25,030)

$             -

$             -

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Statements of Cash Flows

Years Ended December 31, 2006 and 2005

     2006

      2005

(Successor

 (Predecessor

  Company)

Company)

Operating Activities

Net income (loss)

$ 17,986,792

$   (506,051)

Adjustments to reconcile net loss to net cash

provided (used) by operating activities:

(Gain) loss from discontinued operations and

reorganization items

(17,986,792)

300,547

Depreciation and amortization

-

858,812

Changes in operating assets and liabilities:

Accounts receivable

-

(100,336)

Inventories

-

78,187

Other current assets

-

8,511

Accounts payable and accrued liabilities

               -

      (68,568)

Net cash provided before reorganization items

-

571,102

Reorganization items:

Professional fees paid

(195,348)

-

Payments on liabilities subject to compromise

(39,213)

    (363,000)

Other reorganizations items

         21,109

           -

Net cash provided (used) by operating activities

(213,452)

(363,000)

Investing Activities

Purchases of licensed technology

               -

      (50,000)

Net cash (used) by investing activities

               -

      (50,000)

Net change in cash and cash equivalents

(213,452)

158,102

Cash and cash equivalents, beginning of year

         213,452

       55,350

Cash and Cash Equivalents, End of Year

$              -

$    213,452

Supplemental Information

Interest paid in cash

$              -

$           -

Federal income taxes paid in cash

-

-

See notes to audited financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Notes to Audited Financial Statements

December 31, 2006 and 2005

NOTE A –BANKRUPTCY PROCEEDINGS

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

1.

The Company will increase its authorized capital stock to 100,000,000 by filing a Certificate of Amendment to its Articles of Incorporation and then effect a 1-for-500 reverse split of all issued and outstanding common stock (“the Rolled-Back Shares”)  This was completed July 27, 2006.

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

4.

All current (old) outstanding common shares were consolidated with the 25,000 shares authorized by the Order Confirming.  All preferred shares, and all outstanding stock options and warrants were cancelled.

Upon emergence from bankruptcy and as a result of the Plan of Reorganization, on October 1, 2006, the Company adopted the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (SOP 90-7), with respect to “Fresh-Start” accounting.  Changes in accounting principles required under U. S. generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence.  Additionally, the Company may choose to make changes in accounting practices and policies at that time.  For all of these reasons, financial statements for periods subsequent to emergence from Chapter 11 may not be comparable with those of prior periods.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Notes to Audited Financial Statements

December 31, 2006 and 2005

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

    2,269,563

$ 18,034,642

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

Bankruptcy Accounting:  As discussed in Note A, for financial reporting purposes, the Company has applied the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, and Fresh-Start Accounting.  The results of the discontinued operations have been reclassified from continuing operations to discontinued operations effective January 1, 2006.  The Company had no reserves following acceptance of the Plan of Reorganization.

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

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Notes to Audited Financial Statements

December 31, 2006 and 2005

NOTE B – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable:  Accounts receivable are reported at outstanding principal net of an allowance for doubtful accounts of approximately $23,000 at December 31, 2005.  The allowance for doubtful accounts is generally determined based on an account-by-account review.  Accounts are charged off when collection efforts have failed and the account is deemed uncollectible.  The Company normally does not charge interest on accounts receivable.

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

Research and Development:  Research and development costs are expensed as incurred.  No such costs were incurred in 2006 and 2005.

Licensed Technology Rights:  The carrying value of licensed technology rights is periodically reviewed for impairment.  Impairments are recognized when the expected future operating cash flows derived from such licensed technology rights are less than their carrying value, and are measured by comparing the carrying value of the asset to discounted future cash flows.  Amortization expense of approximately $810,000 was incurred in 2005.  No amortization expense was incurred in 2006.

Advertising:  The Company expenses advertising costs as incurred.  The Company did not incur any advertising costs in 2006 or 2005.

Shipping and Handling:  Amounts billed to customers for shipping and handling costs are included in net sales.  Costs incurred for shipping and handling are included in cost of sales.  Shipping and handling costs were approximately $1,000 in 2006 and $4,000 in 2005.

Segment Disclosure:  The Company currently manages its medical devices business as one operating segment.

Stock-Based Compensation:  On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 23, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning 2006.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  The Company’s financial statements as of       December 31, 2006 reflects the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s financial statements for the prior period have not been restated to reflect, and do not include, the impact of SFAS 123(R).  There was no impact to the Company for adopting SFAS 123(R) in 2006 as there were no options granted in 2006, and all previously issued options were cancelled as a result of the Plan of Reorganization.

The Company did not have any stock based compensation in 2005.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Notes to Audited Financial Statements

December 31, 2006 and 2005

NOTE B – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings (Loss) Per Share:  Basic earnings (loss) per share (EPS) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  Since the Company had a net loss for the years ended December 31, 2006 and 2005, diluted EPS equals basic EPS, as potentially dilutive common stock equivalents are antidilutive in loss periods.

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

New Accounting Pronouncements:  In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions”, an interpretation to FASB Statement No. 109, “Accounting for Income Taxes.”  This interpretation requires an enterprise to recognize, in it financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position.  In evaluating whether the probable recognition threshold has been met, this interpretation requires the presumption that the tax position will be evaluated during an audit by taxing authorities.  The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006, and does not expect its adoption to have a significant impact on its operations or financial position.

Concentration of Risk:  Credit Risk: The Company’s accounts receivable are due from trade customers, including hospitals, clinics and practicing surgeons.  Ongoing credit evaluations of customers’ financial conditions are performed, and generally, no collateral is required.  The Company maintains reserves for possible credit losses, and such losses have not exceeded management’s expectations.

Sales to one customer, Weck Closure Systems, represented 94% of the Company’s net sales for the year ended December 31, 2005 and 93% in 2006, prior to the Company ceasing operations.

Products: The Protractor product line accounted for 94% of net sales for the year ended December 31, 2005 and 93% in 2006, prior to the Company ceasing operations.

Fair Value of Financial Instruments:  The Company’s financial instruments include cash and cash equivalents, accounts receivable, and long-term debt.  The carrying amounts of these financial instruments, excluding long-term debt, have been estimated by the Company to approximate fair value.  The fair value of long-term debt classified as liabilities subject to compromise cannot be reasonably estimated at December 31, 2006 or 2005.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Notes to Audited Financial Statements

December 31, 2006 and 2005

NOTE C – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

     2006

    2005

Machinery and equipment

$             -

$   783,020

Furniture and fixtures

              -

      11,000

Total property and equipment

794,020

Less accumulated depreciation

              -

   (794,020)

Net property and equipment

$             -

$        -

NOTE D – LICENSED TECHNOLOGY RIGHTS

Licensed technology rights consists of the following at December 31:

      2006

     2005

Technology rights

$            -

$   3,261,020

Less accumulated amortization

             -

   (3,239,721)

Net technology rights

$            -

$        21,299

NOTE E – FEDERAL INCOME TAXES

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

      2006

       2005

Deferred Tax Assets:

Tax loss and other carryforwards

$   140,000

$   9,760,000

Impairment differences

          -

    4,600,000

Total deferred tax assets

140,000

14,360,000

Less valuation reserve

       (140,000)

 (14,360,000)

Net deferred tax asset

$             -

$           -

The $18,055,429 gain on debt discharge is excluded from taxable income under Internal Revenue Code Section (IRC) 108.  However, such amount does reduce the Company’s tax loss and other carryforwards.  Further, as a result of the ownership change in 2006, IRC Section 382 limits the utilization of pre-change tax loss and other carryforwards.  Accordingly, the Company’s estimated tax loss and other carryforwards is reduced to approximately $140,000 at December 31, 2006, is further limited under IRC Section 382 to approximately $7,000 per year.

As there is no assurance of future taxable income, a 100% valuation reserve in 2006 and 2005 has been established against the Company’s net deferred tax assets.  The Company will continue to evaluate the necessity for such valuation reserves in the future.

F-11

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Notes to Audited Financial Statements

December 31, 2006 and 2005

NOTE F – LEASE OBLIGATIONS, COMMITMENTS, AND CONTINGENCIES

Operating Leases: The Company leases its administrative office space or a month-to-month basis.  Rent expense totaled approximately $11,400 in 2006 and $36,000 in 2005.

Disputes, Lawsuits and Contingencies:  All disputes and suits were settled as part of the bankruptcy proceedings as discussed in Note A.

NOTE G – DEBT AND OTHER LONG-TERM OBLIGATIONS

A significant portion of the Company’s debt and other long-term obligations were in default at December 31, 2005.  All of these amounts are classified as liabilities subject to compromise at December 31, 2005, and were cancelled as a result of the Plan of Reorganization in 2006..

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

At December 31, 2005, all of the above obligations, as well as all other debts due on the Petition Date of April 19, 2004, are included on the balance sheet as Liabilities Subject to Compromise.  The debts were cancelled as a result of the Plan of Reorganization in 2006.

NOTE H – PREFERRED STOCK

All of the rights of the preferred stockholders were terminated as a result of the Plan of Reorganization approved by the Bankruptcy Court in 2006.  See Note A.

F-12

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Notes to Audited Financial Statements

December 31, 2006 and 2005

NOTE I – EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic net loss per share (diluted loss per share equals basic loss per share since the effects of common stock equivalents are anti-dilutive in loss years):

      2006

     2005

Numerator:

Net income (loss)

$  17,986,792

$     (506,051)

Preferred stock dividends

              -

      (195,600)

Net income (loss) applicable to common stockholders

$  17,986,792

$     (701,651)

Denominator:

Basic weighted average common shares outstanding

15,348,569

12,121,492

Effect of dilutive common stock equivalents

             -

             -

Weighted average shares outstanding

   15,348,569

  12,121,492

NOTE J – STOCK OPTIONS AND WARRANTS

All stock options and warrants were terminated as a result of the Plan of Reorganization approved by the Bankruptcy Court in 2006.  See Note A.  The Company has no outstanding stock options or warrants as of December 31, 2006.

F-12

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Notes to Audited Financial Statements

December 31, 2006 and 2005

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

As a Post-Confirmation Debtor, the Company is operating and controlled by orders in the Bankruptcy Court.  Prior to the filing of the Bankruptcy, we carried out an evaluation , under the supervision of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to that is required to be included in our periodic SEC reports.  There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Notes to Audited Financial Statements

December 31, 2006 and 2005

Item 10. Executive Compensation

Summary Compensation Table

                Long Term

               Compensation

Annual Compensation

                    Awards

 Securities

Fiscal

Underlying

    All Other

Name and Principal Position

 Year

   Salary

  Bonus

   Options

Compensation

Randall K. Boatright, President

2004

$ 167,692

$      -

$       -

$  -

2005

$ 189,493

$      -

$       -

$  -

2006

$ 129,000

$      -

$       -

$  -

Stock Options Grants in Fiscal 2006:  No stock options were granted by the Company in 2006.

Aggregated Option Exercises in Fiscal 2006 and Fiscal Year-End Option Values:  No options were exercised in 2006.  As a result of the Plan of Reorganization, all existing options and warrants were terminated in 2006.

Long-Term Incentive Plan Awards in Fiscal 2006:  The Company did not grant any long-term incentive plan awards to executive officers during fiscal 2006.

Compensation of Directors:  During 2006, non-employee members of the Board of Directors received no compensation of any form, and were not reimbursed for any expenses.

Employment Agreements and Change-of-Control Arrangements:  All employment agreements were cancelled as a result of the bankruptcy filing on April 19, 2004.

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

99.78%

501 South Johnstone, Ste. 501

Bartlesville, OK  74003

*  Shares issued in connection with the Plan of Reorganization on September 8, 2006.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Notes to Audited Financial Statements

December 31, 2006 and 2005

Item 12. Certain Relationships and Related Transactions, and Director Independence

There are no reportable relationships or transactions.

Item 13. Exhibits

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

Exhibit
Number	Identification of Exhibit
10.22	Office Lease Agreement dated October 13, 2003, between the Company and Franklin Post Oak, Ltd.

10.23	First Amendment to Distribution Agreement between the Company and Weck Closure Systems, LLC dated October 24, 2003.

14.1	Code of Ethics for Senior Financial Officers

23.1*	Consent of Akin, Doherty, Klein & Feuge, a professional organization

31*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. Section 1350 as required by Sarbanes Oxley Act of 2002.

*  Filed herewith.

Item 14. Principal Accountant Fees and Services

Audit and Other Fees Paid to Independent Auditors:  The following table presents fees billed by Akin Doherty, Klein & Feuge, P.C. for professional services rendered to us in fiscal years ended December 31, 2005 and  December 31, 2006.

Services Rendered

Fiscal 2006

Fiscal 2005

Audit Fees

$ 19,580

$ 17,000

Audit Related Fees

$

$          0

Tax Fees

$

$          0

All Other Fees

$

$          0

Audit Fees:  The audit fees paid to Akin, Doherty, Klein & Feuge, P.C. for fiscal 2006 were incurred and paid primarily in 2007.  The audit fees paid to Akin Doherty, Klein & Feuge, P.C. for the fiscal 2005 audit were incurred and paid until 2006.  The audit fees are billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Quarterly Reports on Form 10-QSB.

Audit-Related Fees:  We did not incur any audit-related fees from our independent auditors for fiscal year 2005 or 2006.

Tax Fees:  We did not incur any tax fees from our independent auditors for fiscal years 2005 and 2006.

All Other Fees:  We did not incur any fees from our independent auditors for all other services (other than audit services and audit-related services) in fiscal years 2005 and 2006.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Notes to Audited Financial Statements

December 31, 2006 and 2005

Pre-Approval Policy for Services by Independent Auditors:  Our Audit Committee implemented pre-approval policies and procedures for our engagement of the independent auditors for both audit and permissible non-audit services. Under these policies and procedures, all services provided by the independent auditors must be approved by the Audit Committee prior to the commencement of the services, subject to certain de-minimus non-audit service (as described in Rule 2-01(c)(7)(C) of Regulation S-X) that do not have to be pre-approved as long as management promptly notifies the Audit Committee of such service and the Audit Committee approves it prior to the service being completed. Since May 6, 2003, the effective date of the SEC's rules requiring Audit Committee pre-approval of all audit and non-audit services performed by our independent auditors, all of the services provided by our independent auditors have been approved in accordance with our pre-approval policies and procedures.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

Notes to Audited Financial Statements

December 31, 2006 and 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEXTERITY SURGICAL, INC.

By:

/s/   Randall K. Boatright

________________________

Randall K. Boatright

President and Director

April 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/   Randall K. Boatright

________________________

Randall K. Boatright

Chief Executive Officer

Chief Financial Officer

April 13, 2007