Form 10QSB
period 2007-03-31
DEXTERITY SURGICAL INC
filed 2007-04-13
CIK 860131

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

COMMISSION FILE NUMBER:   0-20532

-----------------------

DEXTERITY SURGICAL, INC.

 (Exact name of small business issuer as specified in its charter)

DELAWARE

74-2559866

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

501 South Johnstone, Suite 501, Bartlesville, OK  74003

 (Address of principal executive offices)

(214) 432-8295

(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X]  No [    ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [X]  No [    ]

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [  X  ]  No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 1, 2007, the registrant had 25,054,043 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

================================================================================

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

BALANCE SHEETS

   March 31,

December 31,

ASSETS

2007

2006

(Unaudited)

Current Assets:

Cash and cash equivalents

$        -

$        -

Accounts receivable, net

-

-

Inventories, net

-

-

Other current assets

         -

         -

Total current assets

-

-

Other Assets:

Note receivable

-

-

Licensed technology rights, net

-

-

Other assets

         -

         -

Total other assets

         -

         -

Total Assets

$        -

$        -

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable and accrued expenses

$        -

$        -

Note payable

         -

         -

Total current liabilities

-

-

Liabilities Subject to Compromise

-

-

Commitments and Contingencies

-

-

Stockholders’ Equity:

Common stock, $.001 par value; 100,000,000 shares

authorized; 25,029,800 shares issued and outstanding

25,030

25,030

Additional paid-in capital

(25,030)

(25,030)

Retained earnings

         -

         -

Total stockholders’ equity

         -

         -

Total Liabilities and Stockholders’ Equity

$        -

$        -

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

STATEMENTS OF OPERATIONS

(Unaudited)

                   Three Months

                 Ended March 31,

       2007

       2006

  (Successor

(Predecessor

   Company)

Company)

Net sales

$          -

$            -

Cost of sales

           -

             -

Gross profit

Operating Income (Expense):

Selling, general and administrative

7,852

Reimbursement of costs

        (7,852)

             -

Net other income (expense)

           -

             -

Income from Continuing Operations

-

-

Discontinued Operations and Reorganization Items:

Income from discontinued operations

-

176,711

Gain on debt discharge of discontinued operations,

reorganization item

-

18,055,429

Professional fees on discontinued operations,

reorganization item

           -

      (101,393)

           -

  18,130,747

Income before income taxes

-

18,130,747

Income taxes

           -

             -

Net Income

$          -

$ 18,130,747

Earnings Per Share

Basic and diluted earnings per common share

$          -

 $          (1.50)

Weighted average shares used in computing basic

and diluted earnings  per common share

25,029,800

  12,121,492

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

STATEMENTS OF CASH FLOWS

(Unaudited)

  Three Months

  Ended March 31

      2007                   2006

  (Successor

(Predecessor

   Company)

  Company)

Operating Activities

Net income

$      -

$  18,130,747

Adjustments to reconcile net income to net cash

provided by operating activities:

Gain from discontinued operations and reorganization items

-

(17,954,036)

Depreciation and amortization

-

21,299

Changes in operating assets and liabilities:

Accounts receivable

-

(15,696)

Inventories

-

9,384

Other assets

-

93,169

Accounts payable and accrued liabilities

       -

        164,362

Net cash provided before reorganization items

-

449,229

Reorganization items:

Professional fees paid

-

(41,393)

Payments on liabilities subject to compromise

-

(39,213)

Note receivable from sale of assets

       -

         (40,000)

Net cash provided by operating activities

-

328,623

Financing Activities

Borrowings on note payable

       -

          50,000

Net cash provided by financing activities

       -

          50,000

Change in cash and cash equivalents

-

378,623

Cash and cash equivalents, beginning of period

       -

        213,452

Cash and Cash Equivalents, End of Period

$      -

$       592,075

See notes to financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bankruptcy Accounting:  As discussed in Note A, for financial reporting purposes, the Company has applied the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” and Fresh-Start reporting.  See below.

Fresh-Start Accounting:  As required under the provisions of S.O.P. 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), the Company is required to apply “Fresh-Start reporting” after emerging from Chapter 11 and after all material conditions precedent to the bankruptcy plan becoming binding are resolved.  Although the Company’s reorganization plan was confirmed on April 13, 2006, certain significant aspects of the Plan (see items 1., 2., 3., and 4. in Note A) were not completed until September 2006.  Accordingly, the Company applied “Fresh-Start reporting” effective October 1, 2006.

Revenue Recognition:  The Company has had no revenues since the acceptance of its Plan of Reorganization by the Bankruptcy Court.

NOTE C – BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At March 31, 2007 and 2006, the Company had no securities (options or warrants) or any other contracts that would be considered dilutive.

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

NOTE F – FAIR VALUE OF STOCK OPTIONS

The Company has no stock options or warrants as of March 31, 2007.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Pursuant to Bankruptcy Court Order and by filing a Certificate of Amendment to its Articles of Incorporation, the Company increased its authorized capital stock, par value $.0001, and affected a 1-for-500 reverse split of all issued and outstanding common stock, effective July 27, 2006 (the “Rolled-Back Shares”).    All preferred stock, warrants and options were previously cancelled by operation of the Bankruptcy Court Order.  The Board of Directors, by resolution, have determined that in order to keep an orderly market, the Rolled-Back Shares remaining after the reverse split shall continue on the books and records of the Company such that the 25,000 New Shares set forth in the Order Confirming will be nullified as a setoff and credit pari passu against the accounts of the Rolled-Back Shares.  Therefore, the Rolled-Back Shares will continue on the books and records as issued and outstanding shares of the Company.

Pursuant to the Bankruptcy Court Order, on September 8, 2006, the Company issued new common stock: 25,000,000 new shares of restricted common stock to investors, and 29,800 common shares to certain creditors.

The Board of Directors, by resolution, determined that in order to keep an orderly market, the Rolled-Back Shares remaining after the reverse split shall continue on the books and records of the Company such that the 25,000 New Shares set forth in the Order Confirming will be nullified as a setoff and credit pari passu against the accounts of the Rolled-Back Shares.  Therefore, the Rolled-Back Shares will continue on the books and records as issued and outstanding shares of the Company.

The Company has had no operations, other than certain limited administrative duties, since the acceptance of the Plan of Reorganization.

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

All of the Company’s revenue generating activities have been discontinued.  As of the date of filing of this report, the Company has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as incurred.

Equipment and Employees: Since disposing of its operations and returning its equipment, real estate and other assets to its creditors, Company has had no operations and owns no equipment.  The Company’s only employee is its President.

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

Results of Operations

All of the operations of the Company were discontinued effective March 31, 2006, and have been reported as such in the Statement of Operations.  The Company has generated no revenues since that date.

Immediately prior to the confirmation of the Plan of Reorganization, the Company sold substantially all of its assets, including inventory, manufacturing equipment, and its licensed technology rights (including patents).

Income Taxes

The Company’s tax net operating loss is estimated at $140,000, limited to $7,000 per year as a result of the discharge of debt and the change in ownership limitations as required under Internal Revenue Code Section 382.

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

Liquidity and Capital Resources

Dexterity is currently operating as a Post-Confirmation Debtor, and is pursuing the opportunity to locate a suitable merger candidate.  There are no assurances that this strategy will be successful

Cautionary Statements

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

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

The Company is currently operating as a Post-Confirmation Debtor, and is not aware of any legal proceedings to which it is a party.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5

OTHER INFORMATION

Not applicable.

ITEM 6

EXHIBITS

Exhibit 31.1

Certification of CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * *

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEXTERITY SURGICAL, INC.

Registrant

Date: April 13, 2007

By:

/s/ Randall K. Boatright

                                                                            ______________________________________

Randall K. Boatright, Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                                            Title                                           Date

/s/ Randall K. Boatright

____________________

Randall K. Boatright

Chief Executive Officer,                   April 13, 2007

Chief Financial Officer,

Director