Form 10QSB
period 2007-06-30
DEXTERITY SURGICAL INC
filed 2007-07-18
CIK 860131

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2007

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

Yes [  X  ]  No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of July 15, 2007, the registrant had 25,054,043 shares of common stock, $.001 par value, issued and outstanding.

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

Additional paid-in capital (deficit)

(25,030)

(25,030)

Retained earnings

         -

         -

Total stockholders’ equity

         -

         -

Total Liabilities and Stockholders’ Equity

$        -

$        -

See notes to interim financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

STATEMENTS OF OPERATIONS

(Unaudited)

                   Three Months

                   Ended June 30,

       2007

       2006

  (Successor

(Predecessor

   Company)

Company)

Net sales

$          -

$          -

Cost of sales

           -

           -

Gross profit

-

-

Other Income (Expense):

Selling, general and administrative

(3,000)

(5,852)

Reimbursement of costs

         3,000

         5,852

Net other income (expense)

           -

           -

Income from Continuing Operations

-

-

Discontinued Operations and Reorganization Items:

Professional fees on discontinued operations,

reorganization item

           -

    (143,935)

           -

    (143,935)

Income before income taxes

-

(143,935)

Income taxes

           -

           -

Net Income

$          -

$   (143,935)

Earnings Per Share

Basic and diluted earnings (loss) per common share

$          0.00

   $        (0.01)

Weighted average shares used in computing basic

and diluted earnings  per common share

25,029,800

  12,121,492

See notes to interim financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

STATEMENTS OF OPERATIONS

(Unaudited)

                     Six Months

                   Ended June 30,

       2007

       2006

  (Successor

(Predecessor

   Company)

Company)

Net sales

$          -

$      386,830

Cost of sales

           -

        167,322

Gross profit

-

219,508

Other Income (Expense):

Selling, general and administrative

(10,852)

(48,649)

Reimbursement of costs

       10,852

             5,852

Net other income (expense)

           -

          (42,797)

Income from Continuing Operations

-

176,711

Discontinued Operations and Reorganization Items:

Gain on debt discharge of discontinued operations,

reorganized item

-

18,055,429

Professional fees on discontinued operations,

reorganization item

           -

        (245,348)

           -

    17,810,081

Income before income taxes

-

17,986,792

Income taxes

           -

              -

Net Income

$          -

$  17,986,792

Earnings Per Share

Basic and diluted earnings per common share

$          0.00

              $            1.49

Weighted average shares used in computing basic

and diluted earnings  per common share

25,029,800

  12,121,492

See notes to interim financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months

 Ended June 30

      2007                   2006

  (Successor

(Predecessor

   Company)

  Company)

Operating Activities

Net income

$      -

$  17,986,792

Adjustments to reconcile net income to net cash

provided (used) by operating activities:

Gain from discontinued operations and reorganization items

-

(17,810,081)

Depreciation and amortization

-

21,299

Changes in operating assets and liabilities:

Accounts receivable

-

165,464

Inventories

-

9,384

Other assets

-

94,339

Accounts payable and accrued liabilities

       -

       (456,088)

Net cash provided before reorganization items

-

11,109

Reorganization items:

Professional fees paid

-

(195,348)

Payments on liabilities subject to compromise

-

(39,213)

Note receivable from sale of assets

       -

         (40,000)

Net cash provided (used) by operating activities

-

(274,561)

Financing Activities

Borrowings on note payable

       -

          50,000

Net cash provided by financing activities

       -

          50,000

Change in cash and cash equivalents

-

(213,452)

Cash and cash equivalents, beginning of period

       -

        213,452

Cash and Cash Equivalents, End of Period

$      -

$             -

See notes to interim financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2007

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

3.

The Company will issue 29,800 shares of new common stock to certain creditors.  This was completed September 8, 2006.

4.

All current (old) outstanding common shares were consolidated with the 25,000 shares authorized by the Order Confirming.  All preferred shares, and all outstanding stock options and warrants were cancelled.  This was completed September 8, 2006.

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

Revenue Recognition:  The Company has had no revenues since the acceptance of its Plan of Reorganization by the Bankruptcy Court.  Administrative expenses following emergence from bankruptcy have been reimbursed to the Company by certain shareholders and are classified as other income (expense), reimbursement of costs.

NOTE C – BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At June 30, 2007 and 2006, the Company had no securities (options or warrants) or any other contracts that would be considered dilutive.

NOTE D – DISPUTES, LAWSUITS, AND CONTINGENCIES

The Company was involved in several disputes and lawsuits at the time it filed for protection under the Bankruptcy Code.  These disputes and suits were all settled as part of the bankruptcy proceedings as discussed in Note A.

Management is not aware of any current litigation, claims or assessments to which it is a party.

NOTE E – PREFERRED STOCK

All of the rights of the preferred stockholders were terminated as a result of the plan of reorganization approved by the Bankruptcy court effective March 31, 2006.  See Note A.

NOTE F – FAIR VALUE OF STOCK OPTIONS

The Company has no stock options or warrants as of June 30, 2007.

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

The Company has had no operations, other than certain limited administrative duties, since the acceptance of the Plan of Reorganization.  In the quarter ended June 30, 2007, all such costs were reimbursed by certain shareholders.

Description of Business.

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE BANKRUPTCY AND SUBSEQUENT SALE OF COMPANY’S OPERATIONAL ASSETS EFFECTIVE MARCH 31, 2006.

We were incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, we completed our initial public offering of common stock, which is currently traded on the OTC Bulletin Board. Our executive offices are now located at 501 South Johnstone, Suite 501, Bartlesville, Oklahoma, 74003, and our telephone number is (214) 432-8295. The business that we were engaged in during such times as we had operations was the distribution of instruments, equipment and surgical supplies used in hand-assisted laparoscopic surgery (“HALS”) through an exclusive distribution agreement with Weck Closure Systems, LLC (“WCS”).

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

Income Taxes

The Company’s tax net operating loss is approximately $140,000, limited in utilization to an estimated $7,000 per year as a result of the discharge of debt and the change in ownership limitations as required under Internal Revenue Code Section 382.

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

(b)

Changes in internal controls.   The Company did not have the financial resources to retain outside consultants to review our internal controls over financial reporting during the quarter ended June 30, 2007.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

The Company is operating as a Post-Confirmation Debtor, and is not aware of any legal proceedings to which it is a party.

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEXTERITY SURGICAL, INC.

Registrant

Date: July 18, 2007

By:

/s/ Randall K. Boatright

                                                                            ______________________________________

Randall K. Boatright

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)