Form 10QSB
period 2007-09-30
DEXTERITY SURGICAL INC
filed 2007-10-24
CIK 860131

==============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

    OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2007

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

Yes [  X  ]  No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of October 15, 2007, the registrant had 25,054,043 shares of common stock, $.001 par value, issued and outstanding.

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

            Ended September 30,

       2007

       2006

  (Successor

(Predecessor

   Company)

Company)

Net sales

$          -

$          -

Cost of sales

           -

           -

Gross profit

-

-

Other Income (Expense):

Selling, general and administrative

(5,500)

(36,978)

Reimbursement of costs

         5,500

       36,978

Net other income (expense)

           -

           -

Income from Continuing Operations

-

-

Discontinued Operations and Reorganization Items:

Professional fees on discontinued operations,

reorganization item

           -

           -

           -

           -

Income before income taxes

-

-

Income taxes

           -

           -

Net Income

$          -

$         -

Earnings Per Share

Basic and diluted earnings per common share

$          0.00

   $        0.00

Weighted average shares used in computing basic

and diluted earnings  per common share

25,029,800

  12,121,492

See notes to interim financial statements.

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

STATEMENTS OF OPERATIONS

(Unaudited)

                 Nine Months

          Ended September 30,

       2007

       2006

  (Successor

(Predecessor

   Company)

Company)

Net sales

$          -

$      386,830

Cost of sales

           -

        167,322

Gross profit

-

219,508

Other Income (Expense):

Selling, general and administrative

(16,352)

(85,627)

Reimbursement of costs

       16,352

           42,830

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

        Ended September 30

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

DEXTERITY SURGICAL, INC.

Post-Confirmation Debtor

CONDENSED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007

NOTE A – PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND EVENTS

SINCE EMERGENCE FROM BANKRUPCTY

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Operations:  The Company has had no revenues or operations since the acceptance of its Plan of Reorganization by the Bankruptcy Court.  Administrative expenses following emergence from bankruptcy have been reimbursed to the Company by certain shareholders and are classified as other income (expense), reimbursement of costs.

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

NOTE C – BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At September 30, 2007 and 2006, the Company had no securities (options or warrants) or any other contracts that would be considered dilutive.

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

NOTE F – FAIR VALUE OF STOCK OPTIONS

The Company has no stock options or warrants as of September 30, 2007.

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

On June 4, 2004, the United States Trustee appointed the Committee of Unsecured Creditors (the “Committee”).

On February 24, 2006, with an effective date of March 31, 2006, Dexterity entered into an agreement, and the bankruptcy court approved, the sale of substantially all of the assets of the Company, including its inventory, manufacturing equipment, and its licensed technology rights (including all patents), as part of the orderly wind down of its business, the Company ceased all operations.  The Company received cash plus a note receivable, and the purchasers paid monies towards the convertible debentures due to Renaissance Capital Group, Inc.  In conjunction with the sale of assets, Dexterity’s plan of reorganization was confirmed effective March 31, 2006, which Plan contained the following major provisions: An investment banking group will consummate a merger transaction, acquiring controlling shares of the Company’s outstanding equity and providing $175,000 as a cash infusion for the creditors; certain creditors will receive 29,800 common shares; and all liabilities subject to compromise as of March 31, 2006 will be dismissed as of that date.

Pursuant to Bankruptcy Court Order and by filing a Certificate of Amendment to its Articles of Incorporation, the Company increased its authorized capital stock, par value $.0001, and affected a 1-for-500 reverse split of all issued and outstanding common stock, effective July 27, 2006 (the “Rolled-Back Shares”).  All preferred stock, warrants and options were previously cancelled by operation of the Bankruptcy Court Order.  The Board of Directors, by resolution, have determined in order to keep an orderly market, the Rolled-Back Shares remaining after the reverse split shall continue on the books and records of the Company such that the 25,000 New Shares set forth in the Order Confirming will be nullified as a setoff and credit pari passu against the accounts of the Rolled-Back Shares.  Therefore, the Rolled-Back Shares will continue on the books and records as issued and outstanding shares of the Company.

Pursuant to the Bankruptcy Court Order, on September 8, 2006, the Company issued new common stock: 25,000,000 new shares of restricted common stock to investors, and 29,800 common shares to certain creditors.

The Company has had no operations, other than certain limited administrative duties, since the acceptance of the Plan of Reorganization.  In the quarter ended September 30, 2007, all such costs were reimbursed by certain shareholders.

Description of Business.

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO BEING DISCONTINUED DUE TO THE BANKRUPTCY AND SUBSEQUENT SALE OF COMPANY’S OPERATIONAL ASSETS EFFECTIVE MARCH 31, 2006.

We were incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, we completed our initial public offering of common stock, which is currently traded on the OTC Bulletin Board. Our executive offices are now located at 501 South Johnstone, Suite 501, Bartlesville, Oklahoma, 74003, and our telephone number is (214) 432-8295. The business that we were engaged in during such times as we had operations was the distribution of instruments, equipment and surgical supplies used in hand-assisted laparoscopic surgery (“HALS”) through a distribution agreement with Weck Closure Systems, LLC (“WCS”).

All of the Company’s revenue generating activities and operations have been discontinued.  As of the date of filing of this report, the Company has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as incurred.

Equipment and Employees:  Since disposing of its operations and returning its equipment, real estate and other assets to its creditors, Company has had no operations and owns no equipment.  The Company has one contract employee, and he functions in the role as its interim President.

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

ITEM 3

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  As of the end of the period covered by this report, we have one contract employee, who functions in the role as its interim President, including our principal executive officer and principal financial officer, who evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

(b)

Changes in internal controls.   The Company did not have the financial resources to retain outside consultants to review our internal controls over financial reporting during the period covered by this report.  Management does not believe that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

DEXTERITY SURGICAL, INC.

Registrant

Date: October 22, 2007

By:

/s/ Randall K. Boatright

______________________________________

Randall K. Boatright

Interim Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)