Form 10QSB
period 2007-12-31
DEXTERITY SURGICAL INC
filed 2008-02-14
CIK 860131

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER:  0-20532

DEXTERITY SURGICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2559866
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 42, 4F, New Henry House, 10 Ice House Street, Central, Hong Kong
(Address of principal executive offices)

(011) 00852-25232986
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of February 4, 2008, the registrant had 40,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

i

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEXTERITY SURGICAL, INC. AND SUBSIDIARIES TABLE OF CONTENTS
Page
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007 (UNAUDITED)	2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)	3

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 (UNAUDITED)	5

NOTES TO CONDENSED CONSOLIDATD FINANCIAL STATEMENTS FOR THE PERIOD ENDED DECEMBER 31, 2007 (UNAUDITED)	6 - 13

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
December 31, 2007
(Unaudited)
Assets
Current:
Cash and cash equivalents	$2,933,317
Accounts receivable	2,274,929
Other receivables	4,523
Prepayments and deposits	2,244,785
Deferred tax assets	7,758
Total Current Assets	7,465,312

Equipment, net	155,113
Total Assets	$7,620,425

Liabilities
Current:
Accounts payable	$9,019
Other payables and accrued liabilities	152,039
Taxes payable	1,290,385
Deferred tax liabilities	3,139
Deferred revenue	3,649
Total Current Liabilities	1,458,231

COMMITMENTS

Shareholders’ Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 35,781,250 shares issued and outstanding	35,781
Additional paid-in capital	90,579
Retained earnings	5,815,455
Accumulated other comprehensive income	220,379
Total Shareholders’ Equity	6,162,194

Total Liabilities and Shareholders’ Equity	$7,620,425

See accompanying notes to condensed consolidated financial statements

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007
REVENUE	$2,954,064	$5,300,753

COST OF SALES	191,508	284,612
GROSS PROFIT	2,762,556	5,016,141

General and administrative expenses	136,864	214,962
Selling expenses	35,227	55,943

INCOME FROM OPERATIONS	2,590,465	4,745,236

Interest income, net	5,204	6,475

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,595,669	4,751,711

Income tax expense	(390,102)	(713,508)

NET INCOME	2,205,567	4,038,203

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	145,620	185,581

Income taxes related to other comprehensive income	(21,843)	(27,837)

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES	123,777	157,744

COMPREHENSIVE INCOME	$2,329,344	$4,195,947

NET INCOME PER SHARE

- BASIC AND DILUTED	$0.08	$0.16

WEIGHTED AVERAGE SHARE OUTSTANDING

- BASIC AND DILUTED	28,394,270	26,712,035

See accompanying notes to condensed consolidated financial statements

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
For The Six Months Ended December 31, 2007
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
BALANCE, JUNE 30, 2007	26,400,000	$26,400	$99,960	$1,778,251	$35,152	$1,939,763

Recapitalization	25,079,127	25,079	(25,079)	(999)	-	(999)

Issuance of common stock under Section 1145 Shares	1,756,250	1,756	(1,756)	-	-	-

Cancellation of common stock under the Bankruptcy Court Order	(17,454,127)	(17,454)	17,454	-	-	-

Foreign currency translation gain	-	-	-	-	185,227	185,227

Net income	-	-	-	4,038,203	-	4,038,203

BALANCE, DECEMBER 31, 2007	35,781,250	$35,781	$90,579	$5,815,455	$220,379	$6,162,194

See accompanying notes to condensed consolidated financial statements

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended December 31, 2007
Cash Flows From Operating Activities:
Net income	$4,038,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,544
Deferred taxes	(2,814)
Changes in operating assets and liabilities:
Accounts receivable	(50,587)
Other receivables	5,982
Prepayments and deposits	(2,239,894)
Accounts payable	9,019
Other payables and accrued liabilities	130,356
Taxes payable	925,954
Deferred revenue	3,649
Net cash provided by operating activities	2,826,412

Cash Flows From Investing Activities:
Purchases of equipment	(124,641)
Net cash used in investing activities	(124,641)

Cash Flows From Financing Activities:
Advance to a related company	(645,737)
Repayment from a related company	645,737
Net cash used in financing activities	-

Net increase in cash and cash equivalents	2,701,771
Effect of exchange rate changes on cash	183,889
Cash and cash equivalents, beginning of the period	47,657
Cash and cash equivalents, end of the period	$2,933,317

Supplementary Cash Flow Information:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to condensed consolidated financial statements

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended December 31, 2007
(Unaudited)

1. Organization and Principal of Activities

Dexterity Surgical, Inc. (“DEXT”) was incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, DEXT completed an initial public offering of common stock, which is currently traded on The Over-The-Counter Bulletin Board under the symbol “DEXT”.

On December 18, 2007, DEXT, Rise and Grow Limited (“Rise & Grow”) and Newise Century Inc., the sole stockholder of Rise & Grow (the “Shareholder”) consummated a share exchange agreement (the “Share Exchange Agreement”) pursuant to which the Shareholder transferred to DEXT, and DEXT acquired from the Shareholder, all of the capital stock of Rise & Grow (the “Shares”), which Shares constitute 100% of the issued and outstanding capital stock of Rise & Grow, in exchange for 26,400,000 shares of DEXT’s common stock (“Common Stock”), which shares now constitute 66% of the fully diluted outstanding shares of Common Stock. This share exchange transaction resulted in the Shareholder obtaining a majority voting interest in DEXT. Generally accepted accounting principles require that a company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of DEXT.

On April 19, 2004, DEXT filed a voluntary petition for relief for reorganization (the “Reorganization”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Bankruptcy Court”). DEXT underwent numerous operating changes and operated its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court.  On March 2, 2005, the Bankruptcy Court entered an Order confirming its First Amended Plan of Liquidation. In connection with that Plan, DEXT’s assets were scheduled to be auctioned, which auction culminated in the sale of substantially all of DEXT’s assets as approved by the Bankruptcy Court on March 17, 2006.

The First Amended Plan of Liquidation was subsequently amended on March 2, 2006, by an order titled “Order Approving Modification of the First Amended Plan” (the “Order”). The amendments provided for in the Order included the Bankruptcy Court’s authorization of a $50,000 Debtor-In-Possession Loan (the “DIP Loan”) for payment of administrative expenses of the bankruptcy, which shall convert into 6,000,000 shares of common stock (the “Section 1145 Shares”) and 3,000,000 warrants under Section 1145 of the U.S. Bankruptcy Code at the option of the holder(s) of the DIP Loan, which were cancelled immediately prior to the Exchange. For an additional $125,000, the Bankruptcy Court authorized the sale of 25,000,000 restricted shares of common stock to an investor for the payment of both administrative claims and creditor claims. Also see Note 7.

The Bankruptcy Court also provided that all of the old shares of DEXT’s preferred stock, stock options and warrants shall be (and have been) cancelled; issue (and did issue) 29,800 new shares of Common Stock under Section 1145 of the U.S. Bankruptcy Code; issue up to 25,000 shares of Common Stock under Section 1145 of the U.S. Bankruptcy Code to those persons deemed appropriate by the Board of Directors (it was not necessary to issue these shares and therefore they have been cancelled); and appoint new Board members, amend the Certificate of Incorporation to increase the authorized shares of common stock to 100,000,000, amend the Bylaws, change the fiscal year, execute a share exchange agreement and issue shares in which effective control or majority ownership is given, all without stockholder approval. Also see Note 7.

Rise & Grow was formed on February 10, 2006 as a Hong Kong limited company. Zhi Bao Da Tong (Beijing) Technology Co. Ltd (“ZBDT”), a company registered in the People’s Republic of China (the “PRC” or “China”), was established and incorporated by Rise & Grow and commenced business on June 9, 2007. Rise & Grow’s sole business is to act as a holding company for ZBDT.

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended December 31, 2007
(Unaudited)

1. Organization and Principal of Activities (Continued)

ZBDT was formed by Rise & Grow with the purpose of developing computer and network software and related products and to promote the development of high-tech industries in the field of Chinese information technology. It does this by controlling Beijing ZYTX Technology Co., Ltd (“ZYTX”), through an Exclusive Technical Consulting and Service Agreement and related transaction documents dated as of September 28, 2007 (collectively, the “Service Agreements”). In compliance with the PRC’s foreign investment restrictions on Internet information services and other laws and regulations, ZBDT conducts all of our Internet information and media services and advertising in China through ZYTX, a domestic Variable Interest Entity (“VIE”), as its primary beneficiary. In accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. Upon executing the Service Agreements, ZYTX is now considered a VIE and ZBDT is its primary beneficiary.

ZYTX, a company registered in the PRC on October 8, 2006, is an Internet e-business development, online advertisement publishing and related online servicing company, which focuses on the PRC insurance industry. With localized web sites targeting Greater China, ZYTX provides a platform through its web site, www.soobao.cn, to consumers, agents and insurance companies for online transaction, advertising, online inquiry, news circulation, statistic analysis and software development. ZYTX also provides online insurance agent services including car, property and life insurance to customers in the PRC.

2. Principles of Consolidation

The business of DEXT (together with its subsidiaries, the “Company”) is operated through ZYTX and the consolidated financial statements include the assets, liabilities and operating results of ZYTX as the Company’s VIE. All significant inter-company accounts and transactions have been eliminated.

Arrangements with these business enterprises have been evaluated, and those in which ZYTX is determined to have controlling financial interest are consolidated. In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN 46”), and amended it by issuing FIN 46R in December 2003. FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements.

The unaudited condensed consolidated financial statements of the Company as of December 31, 2007 and for the three and six months ended December 31, 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full year.

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended December 31, 2007
(Unaudited)

3. Summary of Significant Accounting Policies

(a) Economic and Political Risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti−inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(b) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c) Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities, such as accounts receivables, other receivables, prepayments and deposits, accounts payable, other payables and accrued liabilities, approximate fair value due to the short-term maturity of the instruments.

(d) Deferred Revenue

Deferred revenue primarily comprises contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

(e) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

(f) Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (“RMB”). The financial statements are translated into United States dollars from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	December 31, 2007	June 30, 2007
Period end RMB: US$ exchange rate	7.3046	7.6155
Period average RMB: US$ exchange rate	7.4894	7.7446
Period end HKD: US$ exchange rate	7.7470	7.8190
Period average HKD: US$ exchange rate	7.7273	7.7960

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended December 31, 2007
(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

(g) Revenue Recognition

Advertising

Advertising revenues are derived mainly from online advertising arrangements, which allow advertisers to place advertisements on particular areas of the Company’s web sites, in particular formats and over particular periods of time. Advertising revenues from online advertising arrangements are recognized ratably over the displayed period of the contract when the collectibility is reasonably assured. In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value for revenue recognition purposes, when possible. The Company recognizes revenue on the elements delivered and defers the recognition of revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied. In accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” cash consideration given to customers or resellers, for which the Company does not receive a separately identifiable benefit or cannot reasonably estimate fair value, are accounted for as a reduction of revenue rather than as an expense.

Software Development

Software development revenue is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”.

When the outcome of a contract for software development can be estimated reliably, contract revenue and costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date, as measured by the proportion that costs incurred to date bear to estimated total costs for each contract.

When the outcome of a contract cannot be estimated reliably, contract costs are recognized as an expense in the period in which they are incurred. Contract revenue is recognized to the extent of contract costs incurred that it is probable will be recoverable.

Where it is probable that the total contract costs will exceed total contract revenue, the expected loss is recognized as an expense immediately.

Insurance Commission

Insurance revenues represent commissions earned from performing agency-related services. Insurance commissions are recognized at the later of the date when the customer is initially billed or the insurance policy effective date.

(h) Prepayments

Prepayments represents cash paid in advance for rental payments, application software and leasehold improvements.

(i) Equipment

Equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years for motor vehicles, computers and equipment, and seven years for leasehold improvements. Depreciation expense for the six months ended December 31, 2007 was $6,544.

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended December 31, 2007
(Unaudited)

3. Summary of Significant Accounting Policies (Continued)

(j) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

4. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS No. 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items of fair value. SFAS No. 159's overall objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities, including not-for-profit organization, and most of its provisions apply only to entities that elect the fair value option, although FAS 159's amendment to FAS 115 applies to all entities with available-for-sale and trading securities. This Statement shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the first interim period of earlier fiscal years, provided the entity also elects to early adopt SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact adoption of SFAS No. 159 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on the Company’s financial statements.

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended December 31, 2007
(Unaudited)
5. Income Tax

(a) Corporation Income Tax (“CIT”)

The Company adopted the provisions of FASB Interpretation No.48, “Accounting for Uncertainly in Income Taxes - an Interpretation of FASB Statement No. 109,” (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which is effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 will be 25%, replacing the currently applicable tax rate of 33%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. As there is still no detailed implementation rulings released, the Company adjusted deferred tax balances as of June 30, 2007 based on their best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of new CIT law have been reflected in the accompanying condensed consolidated financial statements.

Pursuant to the PRC Income Tax Laws, the Company is subject to CIT at a preferential rate of 15% as a high-tech enterprise. Income tax expense for the three and six months ended December 31, 2007 are summarized as follows:

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007
Computed “expected” expense	$390,389	$716,177
Deferred	(287)	(2,669)
Income tax expense	$390,102	$713,508

The tax effects of temporary differences that give rise to the Company’s deferred tax assets as of December 31, 2007 are as follows:

Current deferred tax assets:	2007
Social welfare expenses	$6,630
Insurance premium	176
Consumable expenses	952
Total current deferred tax assets	$7,758

The tax effects of temporary differences that give rise to the Company’s deferred tax liabilities as of December 31, 2007 are as follows:

Current deferred tax liabilities:	2007
Commission income	$3,139
Total current deferred tax liabilities	$3,139

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended December 31, 2007
(Unaudited)

5. Income Tax (Continued)

(b) Business Tax

Pursuant to the relevant PRC tax laws, the Company is subject to business tax at 5% of the gross sales, excluding the software development income. For the period ended December 31, 2007, the Company has provided a total business tax of $173,308, which is included in the cost of services in the accompanying condensed consolidated statement of income and comprehensive income.

6. Commitments

The Company occupies office spaces leased from third parties. For the six months ended December 31, 2007, the Company recognized $27,193 as rental expense for these spaces. As of December 31, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2008	$103,641
2009	153,067
2010	143,340
2011	24,348
$424,396

7. Shareholders’ Equity

(a) Issue of Shares under Section 1145 Shares Pursuant to the Reorganization

On December 18, 2007, the Company issued 1,756,250 shares of common stock under Section 1145 pursuant to the Reorganization. On January 2, 2008, the Company issued the remaining 4,243,750 shares of common stock for a total of 6,000,000 shares of common stock under Section 1145 pursuant to the Reorganization.

(b) Cancellation of Shares Pursuant to the Bankruptcy Court Order

On December 27, 2007, the Company cancelled 17,454,127 shares of common stock pursuant to the Bankruptcy Court Order. On February 4, 2008, 25,000 shares of common stock were cancelled pursuant to the Bankruptcy Court Order

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended December 31, 2007
(Unaudited)

8. Certain Risk and Concentration

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company has $2,894,146 in bank deposits with a bank in China, which constitutes about 99% of its total cash and cash equivalents as of December 31, 2007. Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007. The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased. In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents. As of December 31, 2007, approximately 54% of the accounts receivable and 41% of revenues were derived from the software development business. Regarding its online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the period ended December 31, 2007.

9. Segment Information

Based on criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates three business segments for the six months ended December 31, 2007, which are software development, online insurance advertising and insurance agency within the PRC. The following is the summary information by segment as of and for the six months ended December 31, 2007:

	Software Development	Online Insurance Advertising	Insurance Agency	Administra-tion	Total
Revenue	$2,149,694	$3,093,138	$57,921	$-	$5,300,753
Cost of sales	42,103	177,544	64,965	-	284,612
Gross profit	$2,107,591	$2,915,594	$(7,044)	$-	$5,016,141

Long-lived assets	$26,087	$1,767	$-	$127,259	$155,113
Current assets	$3,344,463	$977,455	$69,490	$3,073,904	$7,465,312

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes” “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Report.

 Acquisition of Rise & Grow

On December 18, 2007 (the “Closing Date”), DEXT (together with its subsidiaries, the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Rise and Grow Limited, an inactive Hong Kong limited holding company (“Rise & Grow”) and Newise Century Inc., a British Virgin Islands company and the sole stockholder of Rise & Grow (the “Stockholder”). As a result of the share exchange, DEXT acquired all of the issued and outstanding securities of Rise & Grow from the Stockholder in exchange for Twenty-Six Million Four Hundred Thousand (26,400,000) newly-issued shares of DEXT’s common stock, par value $0.001 per share (“Common Stock”). As a result of the exchange, Rise & Grow became our wholly-owned and chief operating subsidiary. We currently have no other business operations other than those of Rise & Grow.

The following is disclosure regarding DEXT, Rise & Grow and the wholly-owned operating subsidiary of Rise & Grow, Zhi Bao Da Tong (Beijing) Technology Co. Ltd. (“ZBDT”), a company formed under the laws of the People’s Republic of China (the “PRC”) and doing business in the PRC. From and after the Closing Date, the operations of Rise & Grow, through its operating subsidiary, ZBDT, are the only operations of DEXT.

Organizational Structure of Rise & Grow, ZBDT and Zhiyuan

Rise & Grow was formed on February 10, 2006 as a Hong Kong limited company. ZBDT was established and incorporated by Rise & Grow and commenced business on June 9, 2007. Rise & Grow’s sole business is to act as a holding company for ZBDT. ZBDT was formed by Rise & Grow with the purpose of developing computer and network software and related products and to promote the development of high-tech industries in the field of Chinese information technology. It does this by controlling, through an Exclusive Technical Consulting and Service Agreement and related transaction documents dated as of September 28, 2007 (collectively, the “Service Agreements”), Beijing Zhi Yuan Tian Xia Technology Co., Ltd., a limited liability company duly established on October 8, 2006 and validly existing under the PRC (“Zhiyuan” or "ZYTX").

Pursuant to the Services Agreements, Zhiyuan shall provide on-going technical services and other services to Zhiyuan in exchange for substantially all net income of Zhiyuan. In addition, Mr. Zhenyu Wang and Ms. Junjun Xu have pledged all of their shares in Zhiyuan to ZBDT, representing one hundred percent (100%) of the total issued and outstanding capital stock of Zhiyuan, as collateral for non-payment under the Service Agreements or for fees on technical and other services due to us thereunder. We have the power to appoint all directors and senior management personnel of Zhiyuan. Currently, Zhiyuan is sixty percent (60%) owned by Mr. Zhenyu Wang, DEXT’s Chairman of the Board, and forty percent (40%) owned by Junjun Xu, DEXT’s Chief Executive Officer and a director.

Business of the Company

We are an Internet service and media company focusing on the PRC insurance industry. With localized websites targeting Greater China, the Company primarily provides, through Zhiyuan, a network portal through its industry website, www.soobao.cn (hereinafter also referred to as “Soobao”), to insurance companies, agents and consumers for advertising, online inquiry, news circulation, online transactions, statistic analysis and software development. The Company is also a licensed online motor vehicle, property and life insurance agent generating revenues through sales commissions from customers in the PRC.

Zhiyuan was originally founded with goal of raising the national insurance consciousness and reducing the cost on national security in China by constructing and maintaining its network portal (www.soobao.cn) in order to integrate and optimize business flow during the course of insurance sales and related client services. From incorporation through the end of June 30, 2007, Zhiyuan was primarily engaged in institutional preparation and prior-period business development. Thereafter, through trial implementation of www.soobao.cn, Zhiyuan’s products and services received favorable reviews and recognition in the Chinese insurance industry. Zhiyuan strengthened its technical research and development and expanded its product line after collecting suggestions from clients. In April 2007, www.soobao.cn was formally put into use. From October 8, 2006 (inception) through June 30, 2007, Zhiyuan’s fiscal year end, Zhiyuan realized a business income of RMB 17.2 million (US$2.2 million) and net profits of RMB 13.8 million (US$1.8 million).

Today, the Company offers online insurance products and services in China including (a) a network portal for the Chinese insurance industry (www.soobao.cn), offering industry players a forum for advertising products and services, (b) website construction and software development services for marketing teams in the insurance industry, (c) insurance agency services (whereby the Company generates sales commissions on motor vehicle insurance, property insurance and life insurance) and (d) accompanying client support services.

On September 28, 2007, ZBDT signed the following Service Agreements with Zhiyuan and its stockholders:

•
Exclusive Technology Consultation Service Agreement, by and between Zhiyuan and ZBDT, through which ZBDT will provide, exclusively for both parties, technology consultation services to the Company and receive payments periodically; and

•
Exclusive Equity Interest Purchase Agreements, by and between each of Zhiyuan’s stockholders and ZBDT, through which ZBDT is entitled to exclusively purchase all of the outstanding shares of capital stock of Zhiyuan from its current stockholders upon certain terms and conditions, especially upon it is allowable under the PRC laws and regulations; and

•
Equity Interest Pledge Agreements, by and between each of Zhiyuan’s stockholders and ZBDT, through which the current stockholders of Zhiyuan have pledged all their respective shares in Zhiyuan to ZBDT. These Equity Interest Pledge Agreements guarantee the cash-flow payments under the Exclusive Technology Consultation Service Agreement; and

•	Powers of Attorney, executed by each of the Zhiyuan’s stockholders, through which ZBDT is entitled to perform the equity right of Zhiyuan’s stockholders.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, a Variable Interest Entity (a “VIE”) is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. After executing the above agreements, Zhiyuan is now considered a VIE and ZBDT its primary beneficiary.

The unaudited condensed financial statements of the Company as of December 31, 2007 and for the six (6) months ended December 31, 2007 have been prepared in accordance with generally accepted accounting principles of interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full year. The condensed balance sheet information as of December 31, 2007 was derived from the audited financial statements of Zhiyuan as set forth in the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007.

Plan of Operation

Publicity and Promotion of Soobao

Since its inception, Zhiyuan has been making business preparations and development mainly in the Beijing area, with a sales mode focusing on marketing. The Company plans to popularize www.soobao.cn and its insurance sales commission businesses in first and second-level cities across China from late half year of 2008 to the year 2010. The Company plans to attempt to develop www.soobao.cn so that it is the largest network portal in China’s insurance industry and the first choice of network media for insurance companies to advertise and to promote their products and services. We are also planning to organize an insurance agency marketing program.

With respect to network promotion, we plan to set “hot-spot” key words for price competition of the relevant industries in popular search engines and release advertisements in the relevant columns of large portal websites. With respect to traditional media, we plan to launch an integrated vertical promotion by means of LCD televisions installed in office buildings, elevator advertisements, public buses, radio stations and airplane media so as to popularize the www.soobao.cn brand.

Technical Development Plan

Our technical development plan consists of (a) developing applications of new technologies aimed at the network portal to meet the clients’ demand in online transactions, member score accumulation and other new functions, (b) building a two-way bridge for insurance providers and customers based on development and application of insurance portal website (www.soobao.cn) while taking advantage of the Internet platform to connect traditional sales and marketing with e-commerce, (c) technical development aimed at comprehensive solutions in the Internet application field for insurance companies and insurance agencies, (d) the introduction of and continued R&D of a comprehensive life insurance real-time quotation system whereby all life insurance products may be thoroughly compared under certain scientific and quantifiable factors and (e) the introduction and continued R&D of an insurance statistical and data analysis system that can analyze a present and prospective customer’s “hot-points” of insurance through analyzing a large number of effective clicks.

Products and Services Plan

The Company intends to focus on its products and services in following areas:

•
With respect to the Company’s motor vehicle insurance sales business, the Company plans to provide motor vehicle-owners more value-added services following the purchase of motor vehicle insurance and the Company plans to improve its membership club programs in the area of motor vehicle insurance;

•
The Company plans to gradually grow its property insurance and life insurance business as insurance agent by utilizing third-party insurance brokers and by choosing cost-effective products. With online product optimization and the ability to compare products online in real-time, the Company will be able to choose more suitable insurance, enhance customer insurance purchasing efficiency and reduce costs.

•	Capitalize on our brand name and current influence in the Chinese insurance industry through www.soobao.cn in order to drive consumer sales.

Nationwide Marketing Network Construction Plan

To carry out insurance sales more effectively and to supplement the function and effect of www.soobao.cn, Zhiyuan is in the process of constructing a comprehensive chain insurance supermarket entity whereby the Company intends to establish branch sales agency locations in key cities throughout China in the form of purchase or franchisee, and strive to establish a nationwide insurance marketing network system. Zhiyuan plans to set up subsidiaries and branches in every province and major city across China, provide prospective clients with a series of services such as one-to-one advisory on different products offered by different insurance companies, examination of life insurance, insurance site-sales, compensation and appreciation and claims settlement. As there will likely be many specialized clients in the transaction market, the Company plans to organize professional lectures on insurance, create an industry salon and release new products and services. It is our goal through such entity to (a) educate consumers with respect to insurance and insurance products, (b) provide objective and impartial information of each company’s product, (c) offer personalized insurance programs to consumers, (d) offer after-sale one-stop compensation services including improved efficiency with claims settlements and (e) offer exposure to www.soobao.cn and enjoy the network value-added services which are not offered through more traditional insurance consumption.

Purchase of Equipment

In light of the expanding insurance industry and in order to make web-browsing timely, smooth and secure, it will be necessary for the Company to continually upgrade the existing network portal hardware environment and to strengthen its network security inputs, while at the same time increase advertisement promotion related to network portal brand building. Therefore, we expect to purchase an estimated RMB 10 million (US$1.3 million) of equipment over the next twelve months.

Employees

With the anticipated business growth and nationwide business development as discussed above, the Company plans to employ up to three hundred employees in the following two to three years through external introduction and internal training.

Cash Requirements

As of the date of this Report, all of our capital is equity capital and we have not made any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements. As our business develops, the Company may consider raising additional funds if conditions are suitable.

Summary of Significant Accounting Policies

Economic and Political Risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti−inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities, such as accounts receivables, other receivables, prepayments and deposits, accounts payable, other payables and accrued liabilities, approximate fair value due to the short-term maturity of the instruments.

 Deferred Revenue

Deferred revenue primarily comprises contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (“RMB”). The financial statements are translated into United States dollars from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	December 31, 2007	June 30, 2007
Period end RMB: US$ exchange rate	7.3046	7.6155
Period average RMB: US$ exchange rate	7.4894	7.7446
Period end HKD: US$ exchange rate	7.7470	7.8190
Period average HKD: US$ exchange rate	7.7273	7.7960

Revenue Recognition

Advertising

Advertising revenues are derived mainly from online advertising arrangements, which allow advertisers to place advertisements on particular areas of the Company’s web sites, in particular formats and over particular periods of time. Advertising revenues from online advertising arrangements are recognized ratably over the displayed period of the contract when the collectibility is reasonably assured. In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value for revenue recognition purposes, when possible. The Company recognizes revenue on the elements delivered and defers the recognition of revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied. In accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” cash consideration given to customers or resellers, for which the Company does not receive a separately identifiable benefit or cannot reasonably estimate fair value, are accounted for as a reduction of revenue rather than as an expense.

Software Development

Software development revenue is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”.

When the outcome of a contract for software development can be estimated reliably, contract revenue and costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date, as measured by the proportion that costs incurred to date bear to estimated total costs for each contract.

When the outcome of a contract cannot be estimated reliably, contract costs are recognized as an expense in the period in which they are incurred. Contract revenue is recognized to the extent of contract costs incurred that it is probable will be recoverable.

Where it is probable that the total contract costs will exceed total contract revenue, the expected loss is recognized as an expense immediately.

Insurance Commission

Insurance revenues represent commissions earned from performing agency-related services. Insurance commissions are recognized at the later of the date when the customer is initially billed or the insurance policy effective date.

Prepayments

Prepayments represents cash paid in advance for rental payments, application software and leasehold improvements.

Equipment

Equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years for motor vehicles, computers and equipment, and seven years for leasehold improvements. Depreciation expense for the six months ended December 31, 2007 was $6,544.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

Income Tax

Corporation Income Tax

The Company adopted the provisions of FASB Interpretation No.48, “Accounting for Uncertainly in Income Taxes - an Interpretation of FASB Statement No. 109,” (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is twenty-five percent (25%), replacing the currently applicable tax rate of 33%. The New CIT Law has an impact on the deferred tax assets and liabilities of the Company. As there is still no detailed implementation rulings released, the Company adjusted deferred tax balances as of June 30, 2007 based on their best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of New CIT Law have been reflected in the accompanying condensed consolidated financial statements.

Pursuant to the PRC Income Tax Laws, the Company is subject to CIT at a preferential rate of fifteen percent (15%) as a high-tech enterprise.

Results of Operations

For the Three Months Ended December 31, 2007 Compared To Three Months Ended December 31, 2006

Since ZYTX was established in October 2006, it is not feasible to compare results of operations between the three months ended December 31, 2007 and the three months ended December 31, 2006.

For the three months ended December 31, 2007, Zhiyuan had total revenue of $2.95 million, including $1.14 million from software development, $1.75 million from online insurance advertising and $57,685 from our insurance agency business. Gross profit margins for the software development and online insurance advertising were $1.12 million and $1.65 million, respectively. The insurance agency business incurred a small loss of $7,280 due to discounts granted to customers. Total gross profit was $2.76 million.

Since commencement of the operation in October 2006, the Company is under the development stage. The revenue was continuing growth and has a upward trend during the three months ended December 31, 2007. At the same time, the Company was closely monitoring the uncertainties which would affect our costs and revenue in future operations.

Net income was $2.21 million and net profit margin was 75% for the three months ended December 31, 2007.

For the Six Months Ended December 31, 2007 Compared To The Six Months Ended December 31, 2006

Since ZYTX was established in October 2006, it is not feasible to compare results of operations between the six months ended December 31, 2007 and the six months ended December 31, 2006.

For the six months ended December 31, 2007, the Company had total revenue of $5.30 million, including $2.15 million from software development, $3.09 million from online insurance advertising and $57,921 from the insurance agency business. Gross profit margins for the software development and online insurance advertising were $2.11 million and $2.92 million, respectively. The insurance agency business incurred a small loss of $7,044 due to discounts granted to customers. Total gross profit was $5.02 million.

Net income was $4.04 million and net profit margin was 76% for the six months ended December 31, 2007.

 Liquidity And Capital Resources

As of December 31, 2007, the Company has $2,894,146 in bank deposits with a bank in China, which constitutes about ninety-nine percent (99%) of its total cash and cash equivalent as of such date.

As of the date of this Report, all of our capital is equity capital and we have not made any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements in the next twelve months. As for our business development, the company may consider raising additional funds for the following future business plans if conditions are suitable:

1) To expand our Beijing office and upgrade our network operating environment;

2) To expand our online insurance sales supermarket; and

3) To expand our operations in different cities in the PRC.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS No. 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its results of operations, financial position, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements, when they are identified, should be considered in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. No adjustment was required to beginning retained earnings as a result of the adoption of SAB 108.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items of fair value. SFAS No. 159's overall objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities, including not-for-profit organization, and most of its provisions apply only to entities that elect the fair value option, although FAS 159's amendment to FAS 115 applies to all entities with available-for-sale and trading securities. This Statement shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the first interim period of earlier fiscal years, provided the entity also elects to early adopt SFAS No. 157, Fair Value Measurements. We are currently evaluating the impact adoption of SFAS No. 159 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), Business Combinations, which replaces SFAS No 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

Material Commitments

The Company occupies office space leased from third parties. For the six months ended December 31, 2007, the Company recognized $27,193 as rental expense for these spaces. As of December 31, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2008	$103,641
2009	153,067
2010	143,340
2011	24,348
$424,396

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Risk Factors

The financial condition, business, operations, and prospects of the Company involve a high degree of risk. You should carefully consider the risks and uncertainties described below, which constitute the material risks relating to the Company, and the other information in this report. If any of the following risks are realized, the Company’s business, operating results and financial condition could be harmed and the value of the Company’s stock could suffer. This means that investors and stockholders of the Company could lose all or a part of their investment.

ITEM 3A(T). CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes In Internal Controls

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of the date hereof, there is no outstanding litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 18, 2007, pursuant to the terms of the Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of Rise & Grow in exchange for the issuance by DEXT of 26,400,000 newly-issued shares of Common Stock to the Stockholder (Newise Century Inc.).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On February 4, 2008 (the “Record Date”), the Company filed a Definitive Information Statement on Schedule 14C and mailed to the stockholders the same disclosing that the Stockholder, holding 66% of the voting capital stock of the Company, voted in favor of a proposal to amend its Certificate of Incorporation by changing the name of the Company to “China INSOnline Corp.” This proposal will become effective upon the filing by the Company of a Certificate of Amendment with the State of Delaware, which such amendment shall not be filed earlier than twenty days following the date of mailing of the Information Statement.

ITEM 6. EXHIBITS.

(a) Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Certificate of Incorporation (as amended) of Dexterity Surgical, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.2	Bylaws of Dexterity Surgical, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.3	Certificate of Incorporation of Rise and Grow Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.4	Certificate of Incorporation of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.5	Company Charter of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.1	Share Exchange Agreement, dated December 17, 2007, by and among Dexterity Surgical, Inc., Rise and Grow Limited and Newise Century Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.2	Exclusive Technology Consultation Service Agreement, dated September 28, 2007, by and between ZBDT and Zhiyuan	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.3	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.4	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.5	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.6	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.7	Power of Attorney, dated September 28, 2007, executed by Zhenyu Wang in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.8	Power of Attorney, dated September 28, 2007, executed by Junjun Xu in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2008	By: /s/ Junjun Xu
Name: Junjun Xu Its: Chief Executive Officer

Date: February 14, 2008	By: /s/Mingfei Yang
Name: Mingfei Yang Its: Chief Financial Officer and Principal Accounting Officer