Form 10QSB
period 2008-03-31
China INSOnline Corp.
filed 2008-05-15
CIK 860131

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 0-20532

CHINA INSONLINE CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2559866
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 42, 4F, New Henry House, 10 Ice House Street, Central, Hong Kong
(Address of principal executive offices)

(011) 00852-25232986
(Registrant’s Telephone Number, Including Area Code)

DEXTERITY SURGICAL, INC.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 2, 2008, the registrant had 40,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

TABLE OF CONTENTS

PART I	i

FINANCIAL INFORMATION	i

ITEM 1. FINANCIAL STATEMENTS	F-i

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	I-2

ITEM 3. CONTROLS AND PROCEDURES	I-20

PART II	II-1

OTHER INFORMATION	II-1

ITEM 1. LEGAL PROCEEDINGS	II-1

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	II-1

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	II-1

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	II-1

ITEM 5. OTHER INFORMATION	II-1

ITEM 6. EXHIBITS	II-2

SIGNATURES	II-4

EXHIBIT 31.1	31.1-1

EXHIBIT 31.2	31.2-1

EXHIBIT 32.1	32.1-1

EXHIBIT 32.2	32.2-1

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND
SUBSIDIARIES

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2008 (UNAUDITED)	F-1

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)	F -2

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)	F -3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)	F- 4

NOTES TO CONDENSED CONSOLIDATD FINANCIAL STATEMENTS FOR THE PERIOD ENDED MARCH 31, 2008 (UNAUDITED)	F -5 - F- 13

F-i

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
Condensed Consolidated Balance Sheet

March 31, 2008
(Unaudited)
Assets
Current:
Cash and cash equivalents	$2,885,743
Accounts receivable	3,321,770
Other receivables	3,980
Prepayments and deposits	2,205,692
Deferred tax assets	144,807
Total Current Assets	8,561,992

Fixed assets, net	261,582
Software, net	2,724,442
Total Assets	$11,548,016

Liabilities
Current:
Accounts payable	$295,015
Other payables and accrued liabilities	971,003
Taxes payable	1,990,536
Deferred tax liabilities	9,348
Deferred revenue	134,817
Total Current Liabilities	3,400,719

COMMITMENTS

Shareholders’ Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding	40,000
Additional paid-in capital	86,360
Retained earnings	7,425,641
Accumulated other comprehensive income	595,296
Total Shareholders’ Equity	8,147,297

Total Liabilities and Shareholders’ Equity	$11,548,016

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2008

REVENUE	$3,345,933	$8,646,686

COST OF SALES	738,665	1,023,277
GROSS PROFIT	2,607,268	7,623,409

General and administrative expenses	262,335	477,297
Selling expenses	43,185	99,128

INCOME FROM OPERATIONS	2,301,748	7,046,984

Interest income, net	6,289	12,764

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2,308,037	7,059,748

Income tax	(697,851)	(1,411,359)

NET INCOME	1,610,186	5,648,389

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	374,563	560,144

COMPREHENSIVE INCOME	$1,984,749	$6,208,533

NET INCOME PER SHARE

- BASIC AND DILUTED	$0.04	$0.18

WEIGHTED AVERAGE SHARE OUTSTANDING

- BASIC AND DILUTED	39,961,882	31,096,530

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
Condensed Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended March 31, 2008
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, JUNE 30, 2007	26,400,000	$26,400	$99,960	$1,778,251	$35,152	$1,939,763

Recapitalization	25,079,127	25,079	(25,079)	(999)	-	(999)

Issuance of common stock under Section 1145 Shares	6,000,000	6,000	(6,000)	-	-	-

Cancellation of common stock under the Bankruptcy Court Order	(17,479,127)	(17,479)	17,479	-	-	-

Foreign currency translation gain	-	-	-	-	560,144	560,144

Net income	-	-	-	5,648,389	-	5,648,389

BALANCE, MARCH 31, 2008	40,000,000	$40,000	$86,360	$7,425,641	$595,296	$8,147,297

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended March 31, 2008
Cash Flows From Operating Activities:
Net income	$5,648,389
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	26,918
Depreciation	38,617
Deferred taxes	(133,654)
Changes in operating assets and liabilities:
Accounts receivable	(1,097,428)
Other receivables	6,525
Prepayments and deposits	(2,200,801)
Accounts payable	295,015
Other payables and accrued liabilities	950,276
Taxes payable	1,626,105
Deferred revenue	134,817
Net cash provided by operating activities	5,293,779

Cash Flows From Investing Activities:
Purchases of equipment	(264,968)
Acquisition of software	(2,753,210)
Net cash used in investing activities	(3,018,178)

Cash Flows From Financing Activities:
Advance to a related company	(645,737)
Repayment from a related company	645,737
Net cash used in financing activities	-

Net increase in cash and cash equivalents	2,275,601
Effect of exchange rate changes on cash	562,585
Cash and cash equivalents, beginning of the period	47,657
Cash and cash equivalents, end of the period	$2,885,743

Supplementary Cash Flow Information:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended March 31, 2008 (Unaudited)

1.  Organization and Principal of Activities

China INSOnline Corp. (“CHIO”), formerly known as Dexterity Surgical, Inc. (“Dexterity Surgical”) was incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, CHIO completed an initial public offering of common stock. In March 2008, CHIO has change its name from Dexterity Surgical, Inc. to China INSOnline Corp. and which is currently traded on The Over-The-Counter Bulletin Board under the symbol “CHIO”.

On December 18, 2007, CHIO, Rise and Grow Limited (“Rise & Grow”) and Newise Century Inc., the sole stockholder of Rise & Grow (the “Shareholder”) consummated a share exchange agreement (the “Share Exchange Agreement”) pursuant to which the Shareholder transferred to CHIO, and CHIO acquired from the Shareholder, all of the capital stock of Rise & Grow (the “Shares”), which Shares constitute 100% of the issued and outstanding capital stock of Rise & Grow, in exchange for 26,400,000 shares of CHIO’s common stock (“Common Stock”), which shares now constitute 66% of the fully diluted outstanding shares of Common Stock. This share exchange transaction resulted in the Shareholder obtaining a majority voting interest in CHIO. Generally accepted accounting principles require that a company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of CHIO.

On April 19, 2004, Dexterity Surgical filed a voluntary petition for relief for reorganization (the “Reorganization”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Bankruptcy Court”). Dexterity Surgical underwent numerous operating changes and operated its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court.  On March 2, 2005, the Bankruptcy Court entered an Order confirming its First Amended Plan of Liquidation. In connection with that Plan, Dexterity Surgical’s assets were scheduled to be auctioned, which auction culminated in the sale of substantially all of Dexterity Surgical’s assets as approved by the Bankruptcy Court on March 17, 2006.

The First Amended Plan of Liquidation was subsequently amended on March 2, 2006, by an order titled “Order Approving Modification of the First Amended Plan” (the “Order”). The amendments provided for in the Order included the Bankruptcy Court’s authorization of a $50,000 Debtor-In-Possession Loan (the “DIP Loan”) for payment of administrative expenses of the bankruptcy, which converted into 6,000,000 shares of common stock (the “Section 1145 Shares”) and 3,000,000 warrants under Section 1145 of the U.S. Bankruptcy Code at the option of the holder(s) of the DIP Loan, which were cancelled immediately prior to the Exchange. For an additional $125,000, the Bankruptcy Court authorized the sale of 25,000,000 restricted shares of common stock to an investor for the payment of both administrative claims and creditor claims. Also see Note 7.

The Bankruptcy Court also provided that all of the old shares of Dexterity Surgical’s preferred stock, stock options and warrants shall be (and have been) cancelled; issue (and did issue) 29,800 new shares of Common Stock under Section 1145 of the U.S. Bankruptcy Code; issue up to 25,000 shares of Common Stock under Section 1145 of the U.S. Bankruptcy Code to those persons deemed appropriate by the Board of Directors (it was not necessary to issue these shares and therefore they have been cancelled); and appoint new Board members, amend the Certificate of Incorporation to increase the authorized shares of common stock to 100,000,000, amend the Bylaws, change the fiscal year, execute a share exchange agreement and issue shares in which effective control or majority ownership is given, all without stockholder approval. Also see Note 7.

Rise & Grow was formed on February 10, 2006 as a Hong Kong limited company. Zhi Bao Da Tong (Beijing) Technology Co. Ltd (“ZBDT”), a company registered in the People’s Republic of China (the “PRC” or “China”), was established and incorporated by Rise & Grow and commenced business on June 9, 2007. Rise & Grow’s sole business is to act as a holding company for ZBDT.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended March 31, 2008 (Unaudited)

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

2.  Principles of Consolidation

The business of CHIO (together with its subsidiaries, the “Company”) is operated through ZYTX and the consolidated financial statements include the assets, liabilities and operating results of ZYTX as the Company’s VIE. Inter-company accounts and transactions have been eliminated.

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

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2007 was derived from the audited consolidated financial statements included in the Company’s Form 8-K. These interim financial statements should be read in conjunction with that report.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended March 31, 2008 (Unaudited)

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

	March 31, 2008	June 30, 2007
Period end RMB: US$ exchange rate	7.0100	7.6155
Period average RMB: US$ exchange rate	7.4919	7.7446
Period end HKD: US$ exchange rate	7.8114	7.8190
Period average HKD: US$ exchange rate	7.8297	7.7960

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended March 31, 2008 (Unaudited)

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

Insurance Commissions

Insurance revenues represent commissions earned from performing agency-related services. Insurance commissions are recognized at the later of the date when the customer is initially billed or the insurance policy effective date.

(h) Prepayments

Prepayments represents cash paid in advance for rental payments, application software, advertising, promotion campaigns, and leasehold improvements.

(i) Fixed Assets

Fixed assets are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years for motor vehicles, computers and equipment. For the leasehold improvements, deprecation is computed using the straight-line method over the estimated useful lives or lease term of the hired premises, whichever is shorter. Depreciation expense for the nine months ended March 31, 2008 was $38,617.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended March 31, 2008 (Unaudited)

3.  Summary of Significant Accounting Policies (Continued)

(j) Software

Software is carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which is five years for software. Software is periodically reviewed when indicators are present to assess recoverability from future operations using undiscounted cash flows in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Live Assets”. To the extent carrying value exceeds fair value, an impairment loss is recognized in operating result. No impairment was recorded for the period ended March 31, 2008.

Amortization expense for the nine months ended March 31, 2008 was $26,918.

(k) Earnings Per Share

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

4.  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not have to adopt this until next fiscal year. The Company is currently evaluating the impact on the adoption of SFAS No. 157 may have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items of fair value. SFAS No. 159’s overall objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities, including not-for-profit organization, and most of its provisions apply only to entities that elect the fair value option, although FAS 159's amendment to FAS 115 applies to all entities with available-for-sale and trading securities. This Statement was effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. Adoption of the first interim period of earlier fiscal years, provided the entity also elects to early adopt SFAS No. 159. The Company is currently evaluating the impact on adoption of SFAS No. 159 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations”, which replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended March 31, 2008 (Unaudited)

4.  Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. We are currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in our consolidated financial statements.

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

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT Law”), which is effective from January 1, 2008. Under the new CIT Law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%, replacing the currently applicable tax rate of 33%. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. As there is still no detailed implementation rulings released, the Company adjusted deferred tax balances as of June 30, 2007 based on their best estimates and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of new CIT law have been reflected in the accompanying condensed consolidated financial statements.

Pursuant to the PRC Income Tax Laws, ZYTX is subject to CIT at a preferential rate of 15% as a high-tech enterprise authorized by the PRC Government. In addition to the local regulations for developing new technology industries offered by the Government of Beijing, it is entitled to a 100% exemption from CIT for 2 years from January 1, 2007 to December 31, 2008. Starting from January 1, 2009, the actual CIT rate of ZYTX will be 15%.

Income tax expense is summarized as follows:

	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2008
Computed “expected” expense	$820,094	$1,536,271
Deferred	(122,243)	(124,912)
Income tax expense	$697,851	$1,411,359

If ZYTX were to be taxed at the preferential rate of 15%, the pro forma income tax expenses attributable to income before tax would be $2,209,578 and $2,923,086 respectively for the three months and nine months ended March 31, 2008.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended March 31, 2008 (Unaudited)

5.  Income Tax (Continued)

(a)	Corporation Income Tax (“CIT”) (Continued)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

Current deferred tax assets:	March 31, 2008
Social welfare expenses	$12,580
Insurance premiums	608
Consumable expenses	4,381
Software development income	12,325
Depreciation	3,608
Amortization	4,315
Rental expenses	1,109
Business tax	105,881
Total current deferred tax assets	$144,807

Current deferred tax liabilities:
Commission income	$9,348
Total current deferred tax liabilities	$9,348

Net deferred tax assets	$135,459

(b)	Business Tax

Pursuant to the relevant PRC tax laws, the Company is subject to business tax at 5% of the gross sales, excluding the software development income. For the period ended March 31, 2008, the Company has provided a total business tax of $699,382, which is included in the cost of sales in the accompanying condensed consolidated statement of income and comprehensive income.

6.  Commitments

The Company occupies office spaces leased from third parties. For the nine months ended March 31, 2008, the Company recognized $83,786 as rental expense for these spaces. As of March 31, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2008	$47,860
2009	159,500
2010	149,363
2011	25,371
$382,094

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended March 31, 2008 (Unaudited)

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

The Company has $2,708,227 in bank deposits with a bank in China, which constitutes about 94% of its total cash and cash equivalents as of March 31, 2008. Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007. The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased. In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents. As of March 31, 2008, approximately 27% of the accounts receivable and 30% of revenues were derived from the software development business. Regarding its online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the period ended March 31, 2008.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements For The Periods Ended March 31, 2008 (Unaudited)

9.  Segment Information

Based on criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates three business segments for the nine months ended March 31, 2008, which are software development, online insurance advertising and insurance agency within the PRC. The following is the summary information by segment as of and for the nine months ended March 31, 2008:

	Software Development	Online Insurance Advertising	Insurance Agency	Administra-tion	Total
Revenue	$2,584,658	$5,875,887	$186,141	$-	$8,646,686
Cost of sales	52,332	360,020	214,644	396,281	1,023,277
Gross profit (loss)	$2,532,326	$5,515,867	$(28,503)	$(396,281)	$7,623,409

Long-lived assets	$23,988	$2,034	$2,725,609	$234,393	$2,986,024
Current assets	$890,128	$2,335,032	$2,239,262	$3,097,570	$8,561,992

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

Acquisition of Rise & Grow

On December 18, 2007 (the “Closing Date”), China INSonline Corp. (formerly known as Dexterity Surgical, Inc. and hereinafter, “CHIO” and together with its subsidiaries, the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Rise and Grow Limited, an inactive Hong Kong limited holding company (“Rise & Grow”) and Newise Century Inc., a British Virgin Islands company and the sole stockholder of Rise & Grow (the “Stockholder”). As a result of the share exchange, CHIO acquired all of the issued and outstanding securities of Rise & Grow from the Stockholder in exchange for Twenty-Six Million Four Hundred Thousand (26,400,000) newly-issued shares of CHIO’s common stock, par value $0.001 per share (“Common Stock”). As a result of the exchange, Rise & Grow became our wholly-owned and chief operating subsidiary. We currently have no other business operations other than those of Rise & Grow.

The following is disclosure regarding CHIO, Rise & Grow and the wholly-owned operating subsidiary of Rise & Grow, Zhi Bao Da Tong (Beijing) Technology Co. Ltd. (“ZBDT”), a company formed under the laws of the People’s Republic of China (the “PRC”) and doing business in the PRC. From and after the Closing Date, the operations of Rise & Grow, through its operating subsidiary, ZBDT, are the only operations of CHIO.

Effective March 17, 2008, the Common Stock of CHIO began trading under a new ticker symbol, “CHIO.OB” on the Over-The-Counter Bulletin Board. CHIO changed its ticker symbol from “DEXT.OB” to “CHIO.OB” as a result of the Company’s name change from “Dexterity Surgical, Inc.” to “China INSOnline Corp.”, which such name change became effective as of February 26, 2008.

Organizational Structure of Rise & Grow, ZBDT and Zhiyuan

Rise & Grow was formed on February 10, 2006 as a Hong Kong limited company. ZBDT was established and incorporated by Rise & Grow and commenced business on June 9, 2007. Rise & Grow’s sole business is to act as a holding company for ZBDT. ZBDT was formed by Rise & Grow with the purpose of developing computer and network software and related products and to promote the development of high-tech industries in the field of Chinese information technology. It does this by controlling, through an Exclusive Technical Consulting and Service Agreement and related transaction documents dated as of September 28, 2007 (collectively, the “Service Agreements”), Beijing Zhi Yuan Tian Xia Technology Co., Ltd., a limited liability company duly established on October 8, 2006 and validly existing under the PRC (“Zhiyuan” or “ZYTX”).

Pursuant to the Services Agreements, Zhiyuan shall provide on-going technical services and other services to Zhiyuan in exchange for substantially all net income of Zhiyuan. In addition, Mr. Zhenyu Wang and Ms. Junjun Xu have pledged all of their shares in Zhiyuan to ZBDT, representing one hundred percent (100%) of the total issued and outstanding capital stock of Zhiyuan, as collateral for non-payment under the Service Agreements or for fees on technical and other services due to us thereunder. We have the power to appoint all directors and senior management personnel of Zhiyuan. Currently, Zhiyuan is sixty percent (60%) owned by Mr. Zhenyu Wang, CHIO’s Chairman of the Board, and forty percent (40%) owned by Junjun Xu, CHIO’s Chief Executive Officer and a director.

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

The unaudited condensed financial statements of the Company as of March 31, 2008 and for the nine (9) months ended March 31, 2008 have been prepared in accordance with generally accepted accounting principles of interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full year. The condensed balance sheet information as of March 31, 2008 was derived from the audited financial statements of Zhiyuan as set forth in the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007.

Plan of Operation

Publicity and Promotion of Soobao

Since its inception, Zhiyuan has been making business preparations and development mainly in the Beijing area, with a sales mode focusing on marketing. The Company plans to popularize www.soobao.cn and its insurance sales commission businesses in first and second-level cities across China from late mid year of 2008 to the year 2010. The Company plans to attempt to develop www.soobao.cn so that it is the largest network portal in China’s insurance industry and the first choice of network media for insurance companies to advertise and to promote their products and services. We are also planning to organize an insurance agency marketing program.

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

Purchase of Equipment

In light of the expanding insurance industry and in order to make web-browsing timely, smooth and secure, it will be necessary for the Company to continually upgrade the existing network portal hardware environment and to strengthen its network security inputs, while at the same time increase advertisement promotion related to network portal brand building. Therefore, we expect to purchase an estimated RMB 10 million (US$1.3 million) of equipment over the next twelve (12) months.

Employees

With the anticipated business growth and nationwide business development as discussed above, the Company plans to employ up to three hundred (300) employees in the following two (2) to three (3) years through external introduction and internal training.

Cash Requirements

As of the date of this Report, all of our capital is equity capital and we have not made any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements. As our business develops, the Company may consider raising additional funds if conditions are suitable.

Summary of Significant Accounting Policies

Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti−inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

	March 31, 2008	June 30, 2007
Period end RMB: US$ exchange rate	7.0100	7.6155
Period average RMB: US$ exchange rate	7.4919	7.7446
Period end HKD: US$ exchange rate	7.8114	7.8190
Period average HKD: US$ exchange rate	7.8297	7.7960

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

Insurance Commissions

Insurance revenues represent commissions earned from performing agency-related services. Insurance commissions are recognized at the later of the date when the customer is initially billed or the insurance policy effective date.

Prepayments

Prepayments represents cash paid in advance for rental payments, application software, advertising, promotion campaigns, and leasehold improvements.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years for motor vehicles, computers and equipment. For leasehold improvements, depreciation is computed using the straight-line method over the estimated useful lives or lease term of the hired premises, whichever is shorter. Depreciation expense for the nine months ended March 31, 2008 was $38,617.

Software

Software is carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which is five years for software. Software is periodically reviewed when indicators are present to assess recoverability from future operations using undiscounted cash flows in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Live Assets”. To the extent carrying value exceeds fair value, an impairment loss is recognized in operating result. No impairment was recorded for the period ended March 31, 2008.

Amortization expense for the nine months ended March 31, 2008 was $26,918.

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

Pursuant to the PRC Income Tax Laws, ZYTX is subject to CIT at a preferential rate of 15% as a high-tech enterprise authorized by the PRC Government. In addition to the local regulations for developing new technology industries offered by the Government of Beijing, it is entitled to a 100% exemption from CIT for 2 years from January 1, 2007 to December 31, 2008. Starting from January 1, 2009, the actual CIT rate of ZYTX will be 15%.

Results of Operations

For the Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

Since ZYTX was established in October 2006, it is not feasible to compare the results of operations between the three months ended March 31, 2008 and the three months ended March 31, 2007.

For the three months ended March 31, 2008, Zhiyuan had total revenue of $3.35 million, including $434,964 from software development, $2.78 million from online insurance advertising and $128,220 from our insurance agency business. Gross profit margins for the software development and online insurance advertising were $424,735 and $2.60 million, respectively. The insurance agency business incurred a small loss of $21,459 due to discounts granted to customers. Total gross profit was $2.61 million.

Since commencement of the operation in October 2006, the revenue was continuing growth and has a upward trend during the three months ended March 31, 2008. At the same time, the Company was closely monitoring the uncertainties which would affect our costs and revenue in future operations.

Net income was $1.61 million and net profit margin was 48% for the three months ended March 31, 2008.

For the Nine Months Ended March 31, 2008 Compared To The Nine Months Ended March 31, 2007

Since ZYTX was established in October 2006, it is not feasible to compare the results of operations between the nine months ended March 31, 2008 and the nine months ended March 31, 2007.

For the nine months ended March 31, 2008, the Company had total revenue of $8.65 million, including $2.58 million from software development, $5.88 million from online insurance advertising and $186,141 from the insurance agency business. Gross profit margins for the software development and online insurance advertising were $2.53 million and $5.52 million, respectively. The insurance agency business incurred a small loss of $28,503 due to discounts granted to customers. Total gross profit was $7.62 million.

Since commencement of the operation in October 2006, the revenue was continuing growth and has a upward trend during the nine months ended March 31, 2008. At the same time, the Company was closely monitoring the uncertainties which would affect our costs and revenue in future operations.

Net income was $5.65 million and net profit margin was 65% for the nine months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, the Company has $2,708,227 in bank deposits with a bank in China, which constitutes about ninety-four percent (94%) of its total cash and cash equivalent as of such date.

As of the date of this Report, all of our capital is equity capital and we have not made any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements in the next twelve months. As for our business development, the company may consider raising additional funds for the following future business plans if conditions are suitable:

1)	To expand our Beijing office and upgrade our network operating environment;

2)	To expand our online insurance sales supermarket; and

3)	To expand our operations in different cities in the PRC; and

4)	To acquire equipment to continually upgrade the existing network portal hardware environment and to strengthen its network security inputs.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS No. 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not have to adopt this until next fiscal year. The Company is currently evaluating the impact on the adoption of SFAS No. 157 may have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items of fair value. SFAS No. 159’s overall objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities, including not-for-profit organization, and most of its provisions apply only to entities that elect the fair value option, although FAS 159's amendment to FAS 115 applies to all entities with available-for-sale and trading securities. This Statement was effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. Adoption of the first interim period of earlier fiscal years, provided the entity also elects to early adopt SFAS No. 159. The Company is currently evaluating the impact on adoption of SFAS No. 159 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations”, which replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. We are currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in our consolidated financial statements.

Material Commitments

The Company occupies office space leased from third parties. For the nine months ended March 31, 2008, the Company recognized $83,786 as rental expense for these spaces. As of March 31, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2008	$47,860
2009	159,500
2010	149,363
2011	25,371
$382,094

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

RISKS RELATING TO THE PEOPLE’S REPUBLIC OF CHINA

Certain Political and Economic Considerations Relating to China Could Adversely Affect Our Company.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved.

Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

Our Business May Be Affected By Unexpected Changes In Regulatory Requirements In The Jurisdictions In Which We Operate.

We are subject to many general regulations governing business entities and their behavior in China and in other jurisdictions in which we have operations. Such regulations typically deal with licensing, approvals and permits. Any change in product licensing may make our products more or less available on the market. Such changes may have a positive or negative impact on the sale of our products and may directly impact the associated costs in compliance and our operational and financial viability.

The Chinese Government Exerts Substantial Influence Over The Manner In Which We Must Conduct Our Business Activities Which Could Adversely Affect Our Company.

China only recently has permitted provincial and local economic autonomy and private economic activities. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

The Chinese Legal System Has Inherent Uncertainties That Could Limit The Legal Protections Available To You.

Our contractual arrangements with our VIE in China (Zhiyuan) are governed by the laws of the People’s Republic of China. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

Even If We Are In Compliance With Chinese Governmental Regulations Relating To Foreign Investment Prohibitions, The Chinese Government May Prevent Us From Advertising Or Distributing Content That It Believes Is Inappropriate And We May Be Liable For Such Content Or We May Have To Stop Profiting From Such Content..

China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information over the Internet that it believes to violate Chinese law, including content that it believes is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, we may not publish certain news items without permission from the Chinese government. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any web site maintained outside China at its sole discretion. Even if we comply with Chinese governmental regulations relating to foreign investment prohibitions, if the Chinese government were to take any action to limit or prohibit the distribution of information through our network or to limit or regulate any current or future content or services available to users on our network, our business could be significantly harmed.

Because the definition and interpretation of prohibited content is in many cases vague and subjective, it is not always possible to determine or predict what and how content might be prohibited under existing restrictions or restrictions that might be imposed in the future.

We are also subject to potential liability for content on www.soobao.cn that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems. Furthermore, we are required to delete content that clearly violates the laws of China and report content that we suspect may violate Chinese law. It is difficult to determine the type of content that may result in liability for us, and if we are wrong, we may be prevented from operating our web sites.

All Of Our Assets Are Located In China, Any Dividends Of Proceeds From Liquidation Is Subject To The Approval Of The Relevant Chinese Government Agencies.

Our assets are located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

Future Inflation In China May Inhibit Our Activity To Conduct Business In China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten (10) years, the rate of inflation in China has been as high as 20.7% and as low as 2.2%. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has been more moderate since 1995, high inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm the our business operations.

Currency Conversion And Exchange Rate Volatility Could Adversely Affect Our Financial Condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises (“FIEs”), for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. Dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

The Value Of Our Securities Will Be Affected By The Foreign Exchange Rate Between U.S. Dollars And Renminbi.

The value of DEXT’s Common Stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our Common Stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our Common Stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our China operations would be reduced.

You May Experience Difficulties In Effecting Service Of Legal Process, Enforcing Foreign Judgments Or Bringing Original Actions In China Based On United States Or Other Foreign Laws Against Us.

We conduct our operations in China and a significant portion of our assets is located in China. In addition, our directors and executive officers reside within China, and substantially all of the assets of these persons are located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon those directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

Underdeveloped Telecommunications Infrastructure Has Limited, And May Continue To Limit, The Growth Of The Internet Market In China Which, In Turn, Could Limit Our Ability To Grow Our Business.

The telecommunications infrastructure in China is not well developed. Although private sector ISPs do exist in China, almost all access to the Internet is accomplished through ChinaNet, China’s primary commercial network, which is owned and operated by China Telecom and China Netcom under the administrative control and regulatory supervision of MII. The underdeveloped Internet infrastructure in China has limited the growth of Internet usage in China. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in China could be limited and our business could be harmed.

Our Significant Amount Of Deposits In Certain Banks In China May Be At Risk If These Banks Go Bankrupt During Our Deposit Period.

As of March 31, 2008, we have approximately $2.7 million in banks in China, which constitute about 94% of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which has come into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

RISKS RELATING TO OUR BUSINESS

Because Our Operating History Is Limited And The Revenue And Income Potential Of Our Business And Markets Are Unproven, We Cannot Predict Whether We Will Meet Internal or External Expectations Of Future Performance.

We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:

●	offer new and innovative services;

●	attract clients for our services;

●	attract advertisers;

●	attract a larger audience to our network;

●	derive revenue from our users from fee-based Internet services;

●	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors;

●	maintain our current, and develop new, strategic relationships;

●	increase awareness of our brand and continue to build user loyalty;

●	attract and retain qualified management and employees;

●	upgrade our technology to support increased traffic and expanded services; and

●	expand the content and services on our network or secure premium content.

In Order To Comply With PRC Regulatory Requirements, We Operate Our Main Business Through A Company With Which We Have A Contractual Relationship (Zhiyuan) But In Which We Do Not Have Controlling Ownership. If The PRC Government Determines That Our Agreements With Zhiyuan Are Not In Compliance With Applicable Regulations, Our Business In The PRC Could Be Adversely Affected.

The Chinese government restricts foreign investment in Internet-related and advertising businesses, including Internet access, distribution of content over the Internet and advertising via the Internet. Accordingly, we operate our Internet-related businesses in China through Zhiyuan, a VIE, which is owned by our Chairman of the Board (60%) and our Chief Executive Officer (40%). We control Zhiyuan and operate its business through contractual arrangements and these individual owners, but we have no equity control over Zhiyuan. Accordingly, we cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If we are determined not to be in compliance, the PRC government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our web site, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. We may also encounter difficulties in obtaining performance under or enforcement of related contracts.

We Rely on Contractual Arrangements With Zhiyuan For Our Operations, Which May Not Be As Effective In Providing Control Over This Entity As Direct Ownership.

Because PRC regulations restrict our ability to provide Internet content, MVAS and advertising services directly in China, we are dependent on our VIEs in which we have little or no equity ownership interest and must rely on contractual arrangements to control and operate these businesses. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIEs could fail to take actions required for our business or fail to maintain our China web sites despite their contractual obligation to do so. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under Chinese law, which we cannot be sure would be effective. In addition, we cannot be certain that the individual equity owners of the VIEs would always act in the best interests of Zhiyuan, especially if they leave Zhiyuan.

Substantially all profits generated from our VIEs are paid to the subsidiaries of ours in China through related party transactions under contractual agreements. We believe that the terms of these contractual agreements are in compliance with the laws in China. The tax authorities in China have examined some of these contractual agreements in the past and have not raised any comment. However, due to the uncertainties surrounding the interpretation of the transfer pricing rules relating to related party transactions in China, it is possible that in the future tax authorities in China may challenge the transfer prices that we have used for related party transactions among our entities in China. In the event the tax authorities challenge our VIE structure, we may be forced to restructure our business operation, which could have a material adverse effect on our business.

We Cannot Assure You That Our Organic Growth Strategy Will Be Successful.

One of our growth strategies is to grow organically through increasing our services by increasing our market share and entering new markets in the PRC. However, many obstacles to increasing our market share and entering such new markets exist, including, but not limited to, costs associated with increasing market share and entering into such markets and attendant marketing efforts. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our services in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our ability to grow and on our future financial condition, results of operations or cash flows.

Our Business And Growth Could Suffer If We Are Unable To Hire And Retain Key Personnel That Are In High Demand.

We depend upon the continued contributions of our senior management and other key personnel, including Junjun Xu, Mingfei Yang and Zhenyu Wang. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man insurance on the lives of these individuals at present. As we plan to expand, we will have to attract managerial staff. We may not be able to identify and retain qualified personnel due to our lack of understanding of different cultures and lack of local contacts. This may impede any potential expansion. Our future success will also depend on our ability to attract and retain highly skilled and qualified technical, managerial, editorial, finance, marketing, sales and customer service personnel in China. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

We May Not Be Able To Manage Our Expanding Operations Effectively, Which Could Harm Our Business.

We anticipate expansion in our business as discussed in the “Plan of Operation” section herein, as we address growth in our customer base and market opportunities. In addition, the geographic dispersion of our operations as a result of overall internal growth requires significant management resources that our locally-based competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our relationships with various other websites, Internet and other online service providers and other third parties necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. If we are not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially and adversely affected.

If We Need Additional Capital To Fund Our Growing Operations, We May Not Be Able To Obtain Sufficient Capital And May Be Forced To Limit The Scope Of Our Operations.

As we implement our growth strategies, we may experience increased capital needs and we may not have enough capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in R&D; and (iv) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:

●	reduce our investments in research and development;

●	limit our marketing efforts; and

●	decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

If We Are Unable To Keep Up With The Rapid Technological Changes Of The Internet Industry, Our Business May Suffer.

The Internet industry is experiencing rapid technological changes. For example, with the advances of search engines, Internet users may choose to access information through search engines instead of web portals. With the advent of Web 2.0, the interests and preferences of Internet users may shift to user-generated content, such as blogs. As broadband becomes more accessible, Internet users may demand contents in audio- and video-rich format. With the development of 2.5G (such as GPRS) and soon 3G (such as Universal Mobile Telecommunication Service) in China, mobile users may shift from the current predominant text messaging services to newer applications, such as multimedia messaging services, mobile commerce, music and video downloads and mobile games. Our future success will depend on our ability to anticipate, adapt and support new technologies and industry standards. If we fail to anticipate and adapt to these and other technological changes, our market share and our profitability could suffer.

If We Fail To Successfully Develop And Introduce New Products And Services, Our Competitive Position And Ability To Generate Revenues Could be Harmed.

We are developing new products and services, as set forth in our “Plan of Operation” section herein. The planned timing or introduction of new products and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue. If our efforts to develop, market and sell new products and services to the market are not successful, our financial position, results of operations and cash flows could be materially adversely affected, the price of our Common Stock could decline and you could lose part or all of your investment.

Concerns About The Security Of Electronic Commerce Transactions And Confidentiality Of Information On The Internet May Reduce Use Of Our Network And Impede Growth.

A significant barrier to electronic commerce and communications over the Internet in general has been a public concern over security and privacy, especially the transmission of confidential information. If these concerns are not adequately addressed, they may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. If a well-publicized Internet breach of security were to occur, general Internet usage could decline, which could reduce traffic to our destination sites and impede our growth.

We May Not Be Able To Adequately Protect Our Intellectual Property, Which Could Cause Us To Be Less Competitive.

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our products is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriations of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

We May Be Exposed To Infringement Claims By Third Parties, Which, If Successful, Could Cause Us To Pay Significant Damage Awards.

Third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

The Law Of The Internet Remains Largely Unsettled, Which Subjects Our Business To Legal Uncertainties That Could Harm Our Business.

Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business.

Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, new tax regulations may subject us or our customers to additional sales and income taxes. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could significantly disrupt our operations.

We Are Relying On Advertising Sales As A Part Of Our Revenue, But The Online Advertising Market Is Subject To Many Uncertainties, Which Could Cause Our Advertising Revenues To Decline.

Our advertising revenue growth is dependent on increased revenue from the sale of advertising space on our network. The growth of online advertising in China is subject to many uncertainties and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will depend on a number of factors, many of which are beyond our control, including but not limited to:

●	the development and retention of a large base of users possessing demographic characteristics attractive to advertisers;

●	the maintenance and enhancement of our brands in a cost effective manner;

●	increased competition and potential downward pressure on online advertising prices and limitations on web page space;

●	the change in government policy that would curtail or restrict our online advertising services;

●	the acceptance of online advertising as an effective way for advertisers to market their businesses;

●	the development of independent and reliable means of verifying levels of online advertising and traffic; and

●	the effectiveness of our advertising delivery, tracking and reporting systems.

If the Internet does not become more widely accepted as a medium for advertising, our ability to generate increased revenue could be negatively affected.

Our growth in advertising revenues, to a certain extent, will also depend on our ability to increase the advertising space on our network. If we fail to increase our advertising space at a sufficient rate, our growth in advertising revenues could be hampered. Further, the increasing usage of Internet advertising blocking software may result in a decrease of our advertising revenues as the advertisers may choose not to advertise on the Internet if Internet advertising blocking software is widely used.

We May Be Subject To Claims Based On The Content We Provide Over Our Network and the Products And Services Sold On Our Network, Which, If Successful, Could Cause Us To Pay Significant Damage Awards.

As a publisher and distributor of content and a provider of services over the Internet, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute; the selection of listings that are accessible through our services and media properties, or through content and materials that may be posted by users on our website; losses incurred in reliance on any erroneous information published by us; unsolicited email, lost or misdirected messages, illegal or fraudulent use of email or interruptions or delays in email service; and product liability, warranty and similar claims to be asserted against us by end users who purchase goods and services through www.soobao.cn and any future e-commerce services we may offer.

We may incur significant costs in investigating and defending any potential claims, even if they do not result in liability. Although we carry general liability insurance, our insurance may not cover potential claims of this type and may not be adequate to indemnify us against all potential liabilities.

Our Operations Could Be Disrupted By Unexpected Network Interruptions Caused By System Failures, Natural Disasters Or Unauthorized Tampering With Our Systems.

The continual accessibility of our website and the performance and reliability of our network infrastructure are critical to our reputation and our ability to attract and retain users, advertisers and merchants. Any system failure or performance inadequacy that causes interruptions in the availability of our services or increases the response time of our services could reduce our appeal to advertisers and consumers. Factors that could significantly disrupt our operations include: system failures and outages caused by fire, floods, earthquakes, power loss, telecommunications failures and similar events; software errors; computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems; and security breaches related to the storage and transmission of proprietary information, such as credit card numbers or other personal information.

We have limited backup systems and redundancy. In the past, we experienced an unauthorized tampering of the mail server of our China website which briefly disrupted our operations. Future disruptions or any of the foregoing factors could damage our reputation, require us to expend significant capital and other resources and expose us to a risk of loss or litigation and possible liability. We do not carry sufficient business interruption insurance to compensate for losses that may occur as a result of any of these events. Accordingly, our revenues and results of operations may be adversely affected if any of the above disruptions should occur.

We May Be Classified As A Passive Foreign Investment Company, Which Could Result In Adverse U.S. Tax Consequences To U.S. Investors.

Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis, and those determinations depend on the composition of our income and assets, including goodwill, from time to time. We intend to operate our business so as to minimize the risk of PFIC treatment, however you should be aware that certain factors that could affect our classification as PFIC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. In addition, the relevant authorities in this area are not clear and so we operate with less than clear guidance in our effort to minimize the risk of PFIC treatment. Therefore, we cannot be sure whether we are not and will not be a PFIC for the current or any future taxable year. In the event we are determined to be a PFIC, our stock may become less attractive to U.S. investors, thus negatively impacting the price of our stock.

RISKS RELATING TO OUR COMMON STOCK

Our Common Stock Price Is Volatile And Could Decline In The Future.

The stock market, in general, and the market price for shares of internet service and media companies in particular, have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in the internet service and media industry have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our Common Stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our Common Stock:

●	announcements of technological innovations or new products by us or our competitors;

●	developments concerning our proprietary rights or our competitors’ rights (including litigation);

●	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

●	our financial position and results of operations;

●	litigation;

●	period-to-period fluctuations in our operating results;

●	changes in estimates of our performance by any securities analysts;

●	new regulatory requirements and changes in the existing regulatory environment;

●	the issuance of new equity securities in a future offering;

●	changes in interest rates;

●	market conditions of securities traded on the OTC Bulletin Board;

●	investor perceptions of us and the insurance industry generally; and

●	general economic and other national conditions.

The Trading Market In CHIO’s Common Stock Is Limited And May Cause Volatility In The Market Price.

CHIO’s Common Stock is currently traded on a limited basis on the Over-The-Counter Bulletin Board under the symbol “CHIO”. The Over-The-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system, or the NASDAQ Stock Market. Quotes for stocks included on the Over-The-Counter Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the Over-The-Counter Bulletin Board may be difficult to obtain.

The quotation of our Common Stock on the Over-The-Counter Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Thus, the market price for our Common Stock is subject to volatility and holders of Common Stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;

●	market visibility for our Common Stock may be limited; and

●	a lack of visibility for our Common Stock may have a depressive effect on the market for our Common Stock.

We May Have Difficulty Raising Necessary Capital To Fund Operations As A Result Of Market Price Volatility For Our Shares Of Common Stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of Common Stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

Our Common Stock Is Considered A “Penny Stock” And As A Result, Related Broker-Dealer Requirements Affect Its Trading And Liquidity.

Our Common Stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the common stock trades at a price less than $5.00 per share; (ii) the common stock is not traded on a “recognized” national exchange; (iii) the common stock is not quoted on the NASDAQ Stock Market, or (iv) the common stock is issued by a company with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our Common Stock to investors, thus hampering its liquidity.

Section 15(g) and Rule 15g-2 require broker-dealers dealing in penny stocks to provide potential investors with documentation disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the documents before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Common Stock are urged to obtain and read such disclosure carefully before purchasing any of our shares.

Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our Common Stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six (6) months holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a one (1) year holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our Common Stock.

We May Incur Significant Costs To Ensure Compliance With U.S. Corporate Governance And Accounting Requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We May Be Required To Raise Additional Financing By Issuing New Securities With Terms Or Rights Superior To Those Of Our Shares Of Common Stock, Which Could Adversely Affect The Market Price Of Our Shares Of Common Stock.

We may require additional financing to fund future operations, including expansion in current and new markets, programming development and acquisition, capital costs and the costs of any necessary implementation of technological innovations or alternative technologies. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of Common Stock, which could adversely affect the market price and the voting power of shares of our Common Stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of Common Stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

Standards For Compliance With Section 404 Of The Sarbanes-Oxley Act Of 2002 Are Uncertain, And If We Fail To Comply In A Timely Manner, Our Business Could Be Harmed And Our Stock Price Could Decline.

Rules adopted by the SEC, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We Do Not Foresee Paying Cash Dividends In The Foreseeable Future.

We have not paid cash dividends on our stock and we do not plan to pay cash dividends on our stock in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes In Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of the date hereof, there is no outstanding litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 18, 2007, pursuant to the terms of the Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of Rise & Grow in exchange for the issuance by CHIO of 26,400,000 newly-issued shares of Common Stock to the Stockholder (Newise Century Inc.). The Company did not issue any shares of unregistered securities for the quarter ended March 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

On February 22, 2008, the Board of Directors (the “Board”) of the Company adopted a new Code of Ethics that applies to the Company’s officers, directors and employees. A copy of the Code of Ethics is attached to the Company’s Current Report on Form 8-K as Exhibit 14.1 as filed with the SEC on February 27, 2008.

On February 22, 2008, the Board of the Company also approved the charters for each of the Audit Committee, the Compensation and the Nominating Committees of the Board. A copy of the Audit Committee Charter, the Compensation Committee Charter and the Nominating Committee Charter are attached to the Company’s Current Report on Form 8-K as Exhibits 99.1, 99.2 and 99.3, respectively as filed with the SEC on February 27, 2008.

Effective March 17, 2008, the common stock of CHIO began trading under a new ticker symbol, “CHIO.OB” on the Over-The-Counter Bulletin Board. CHIO changed its ticker symbol from “DEXT.OB” to “CHIO.OB” as a result of the Company’s name change from “Dexterity Surgical, Inc.” to “China INSOnline Corp.”, which such name change became effective as of February 26, 2008.

On April 8, 2008, the Board unanimously resolved to amend and restate the Company’s bylaws, and the Company did amend and restate its bylaws, to (a) add a provision requiring a quorum of 33 1/3% at any annual or special stockholder meeting and (b) allow the Board to adopt a resolution providing for uncertificated shares. A copy of the amended and restated bylaws of the Company is attached hereto as Exhibit 3.3.

ITEM 6. EXHIBITS

(a) Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Certificate of Incorporation (as amended) of Dexterity Surgical, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation, dated February 26, 2008	Provided herewith
3.3	Amended and Restated Bylaws of the Company	Provided herewith
3.4	Certificate of Incorporation of Rise and Grow Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
3.5	Certificate of Incorporation of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
3.6	Company Charter of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.1	Share Exchange Agreement, dated December 17, 2007, by and among Dexterity Surgical, Inc., Rise and Grow Limited and Newise Century Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.2	Exclusive Technology Consultation Service Agreement, dated September 28, 2007, by and between ZBDT and Zhiyuan	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.3	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.4	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.5	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.6	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.7	Power of Attorney, dated September 28, 2007, executed by Zhenyu Wang in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.8	Power of Attorney, dated September 28, 2007, executed by Junjun Xu in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

EXHIBIT NO.	DESCRIPTION	LOCATION
14.1	Code of Ethics	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith
99.1	Audit Committee Charter of the Company	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008
99.2	Compensation Committee Charter of the Company	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008
99.3	Corporate Governance and Nominating Committee Charter of the Company	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008	By: /s/ Junjun Xu
Name: Junjun Xu
Its: Chief Executive Officer

Date: May 15, 2008	By: /s/Mingfei Yang
Name: Mingfei Yang
Its: Chief Financial Officer and
Principal Accounting Officer