Form 10-K
period 2008-06-30
China INSOnline Corp.
filed 2008-09-29
CIK 860131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2008

Commission File Number 0-20532

CHINA INSONLINE CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2559866
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Flat/Room 42, 4F, New Henry House, 10 Ice House Street, Central, Hong Kong

 (Address, including zip code, of principal executive offices)

(011) 00852-25232986
(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 based upon the closing price was approximately $190,000,000.

The number of outstanding shares of the registrant’s Common Stock on September 19, 2008 was 40,000,000.

CHINA INSONLINE CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2008

Index

- i -

PART I

ITEM 1. Business

Forward Looking Statements

Statements contained in this Annual Report on Form 10-K of China INSOnline Corp. (formerly known as Dexterity Surgical, Inc. and hereinafter, the “Company”) that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, "believes", "seeks", "estimates" or similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding the Company’s expectations of our future liquidity needs, our expectations regarding our future operating results including our planned increase in our revenue levels and the actions we expect to take in order to maintain our existing customers and expand our operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to us as of such date. We assume no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to competition, other trend information and our ability to successfully enhance our operations. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A-Risk Factors” and in other of our filings with the U.S. Securities and Exchange Commission (the “SEC”). All references to “China INSOnline Corp.”, “us”, “we” or the “Company” in this Annual Report mean China INSOnline Corp., a Delaware corporation, and all entities owned or controlled by China INSOnline Corp., except where it is made clear that the term means only the parent company. All tabular amounts are stated in US dollars.

Prior Operations of the Company

Dexterity Surgical, Inc. (now known as China INSOnline Corp. and sometimes referred herein as “DEXT”) was incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, we completed our initial public offering of our common stock, par value $0.001 per share (“Common Stock”). The business that we previously engaged in was the distribution of instruments, equipment and surgical supplies used in hand-assisted laparoscopic surgery (“HALS”).

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

On April 19, 2004, DEXT filed a voluntary petition for relief for reorganization (the “Reorganization”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas Houston Division. The Company underwent numerous operating changes and operated its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court.  On March 2, 2005, the Bankruptcy Court entered an Order confirming its First Amended Plan of Liquidation.  In connection with that Plan, DEXT’s assets were scheduled to be auctioned, which auction culminated in the sale of substantially all of DEXT’s assets as approved by the Bankruptcy Court on March 17, 2006.

The First Amended Plan of Liquidation was subsequently amended on March 2, 2006, by an order titled “Order Approving Modification of the First Amended Plan” (the “Order”). The amendments provided for in the Order included the Bankruptcy Court’s authorization of a $50,000 DIP Loan (the “DIP Loan”) for payment of administrative expenses of the bankruptcy, which converted into 6,000,000 shares of Common Stock (the “Section 1145 Shares”) and 3,000,000 warrants (the “Section 1145 Warrants”) under Section 1145 of the U.S. Bankruptcy Code at the option of the holder(s) of the DIP Loan. Immediately prior to the Exchange (as defined and discussed in detail herein below), the Section 1145 Warrants were cancelled. For an additional $125,000, the Bankruptcy Court authorized the sale of 25,000,000 restricted shares of Common Stock to an investor for the payment of both administrative claims and creditor claims. The Bankruptcy Court also provided as follows:

•	All of the old shares of the Company’s preferred stock, stock options and warrants shall be (and have been) cancelled;

•	The Company shall issue (and did issue) 29,800 new shares of Common Stock under Section 1145 of the U.S. Bankruptcy Code;

•
The Company shall issue up to 25,000 shares of Common Stock under Section 1145 of the U.S. Bankruptcy Code to those persons deemed appropriate by the Directors (it was not necessary to issue to issue these shares and therefore they have been cancelled); and

•
Appoint new Board members, amend the Certificate of Incorporation to increase the authorized shares of Common Stock to 100,000,000, amend the Bylaws, change the fiscal year, execute a share exchange agreement and issue shares in which effective control or majority ownership is given, all without stockholder approval.

Pursuant to the Bankruptcy Court Order, by filing a Certificate of Amendment to the Certificate of Incorporation, the Company increased its authorized Common Stock, and effected a 1-for-500 reverse split of all issued and outstanding Common Stock. Immediately following the Exchange, there were 35,706,250 shares of Common Stock issued and outstanding and 4,293,750 Section 1145 Shares issuable pursuant to the Reorganization. As of the date of this Annual Report, all of the 4,293,750 Section 1145 Shares have been issued and 40,000,000 shares are now issued and outstanding.

Share Exchange/Reverse Merger Transaction

On December 18, 2007 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Rise and Grow Limited, a Hong Kong limited company (“Rise & Grow”) and Newise Century Inc., a British Virgin Islands company and sole stockholder of Rise & Grow (the “Stockholder”). As a result of the share exchange, DEXT acquired all of the issued and outstanding securities of Rise & Grow, an inactive holding company, from the Stockholder in exchange for Twenty-Six Million Four Hundred Thousand (26,400,000) newly-issued shares of Common Stock, representing 73.94% of DEXT’s issued and outstanding Common Stock (the “Exchange”) as of the Closing Date and sixty-six percent (66%) of the total number of issued and outstanding shares of Common Stock after the issuance of the remaining 4,293,750 “Section 1145” shares. As a result of the Exchange, Rise & Grow became our wholly-owned and chief operating subsidiary. We have no other business operations other than those of Rise & Grow.

The following is disclosure with respect to the business of China INSOnline Corp., Rise & Grow and the wholly-owned operating subsidiary of Rise & Grow, Zhi Bao Da Tong (Beijing) Technology Co. Ltd. (“ZBDT”), a company formed under the laws of the People’s Republic of China (the “PRC”) and doing business in the PRC. From and after the Closing Date, the operations of Rise & Grow, through its operating subsidiary, ZBDT, are the only operations of the Company.

Current Operations of the Company

Organizational Structure of Rise & Grow, ZBDT and ZYTX

Rise & Grow was formed on February 10, 2006 as a Hong Kong limited company. ZBDT was established and incorporated by Rise & Grow and commenced business on September 6, 2007. Rise & Grow’s sole business is to act as a holding company for ZBDT. Rise & Grow contributed One Hundred Fifty Thousand United States Dollars ($150,000) in registered capital of ZBDT. ZBDT has no Board of Directors, however it has one (1) Executive Director designated by Rise & Grow that serves as the legal representative of ZBDT and appoints a General Manager to lead the routine operation of ZBDT. ZBDT is located at Room 210, #25 Office Building, #15 East An Ning Zhuang Road, Qinghe, Haidian District, Beijing, the PRC. Rise & Grow is located in Flat/Room 42, 4/F, New Henry House, 10 Ice House Street, Central, Hong Kong.

ZBDT was formed by Rise & Grow for the purpose of developing computer and network software and related products and to promote the development of high-tech industries in the field of Chinese information technology. It does this by controlling, through an Exclusive Technical Consulting and Service Agreement and related transaction documents dated as of September 28, 2007 (collectively, the “Service Agreements”), Beijing Zhi Yuan Tian Xia Technology Co., Ltd., a limited liability company duly established on October 8, 2006 and validly existing under the PRC (“ZYTX”). In compliance with the PRC’s foreign investment restrictions on Internet information services and other laws and regulations, we conduct all of our Internet information and media services and advertising in China through ZYTX, a domestic Variable Interest Entity (“VIE”), as its primary beneficiary. In accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. Upon executing the Service Agreements, ZYTX is now considered a VIE and ZBDT its primary beneficiary.

Pursuant to the Services Agreements, ZBDT shall provide on-going technical services and other services to ZYTX in exchange for substantially all net income of ZYTX. In addition, Mr. Zhenyu Wang and Ms. Junjun Xu have pledged all of their shares in ZYTX to ZBDT, representing one hundred percent (100%) of the total issued and outstanding capital stock of ZYTX, as collateral for non-payment under the Service Agreements or for fees on technical and other services due to us thereunder. We have the power to appoint all directors and senior management personnel of ZYTX. Currently, ZYTX is sixty percent (60%) owned by Mr. Zhenyu Wang, our Chairman of the Board, and forty percent (40%) owned by Junjun Xu, our Chief Executive Officer and a director. The registered capital of ZYTX is RMB 1 million (US$126,360 upon inception, US$133,883 as of the Closing Date), of which Mr. Zhenyu Wang has (or will pursuant to installment obligations) contributed RMB 600,000 and Ms. Junjun Xu has (or will pursuant to installment obligations) contributed RMB 400,000.

ZYTX has two (2) offices located at (i) Room b1009, North Mansion, ShiJingShan District, ShiXing East, Street No. 11, Beijing, the PRC and (ii) Room 502, HuaTeng Edifice, Chaoyang JinSong 3 District, No. 302, Beijing, the PRC.

Current Business

We are an Internet services and media company focusing on the PRC insurance industry. With localized websites targeting Greater China, the Company primarily provides, through ZYTX, a network portal through its industry website, www.soobao.cn (hereinafter also referred to as “Soobao”), to insurance companies, agents and consumers for advertising, online inquiry, news circulation, online transactions, statistic analysis and software development. The Company is also a licensed online motor vehicle, property and life insurance agent generating revenues through sales commissions from customers in the PRC.

ZYTX was originally founded with goal of raising the national insurance consciousness and reducing the cost on national security in China by constructing and maintaining its network portal (www.soobao.cn) in order to integrate and optimize business flow during the course of insurance sales and related client services. From inception through the end of 2006, ZYTX was primarily engaged in institutional preparation and prior-period business development.

Thereafter, through trial implementation of www.soobao.cn, ZYTX strengthened its technical research and development and expanded its product line after collecting suggestions from clients. In the first quarter of 2007, ZYTX realized net revenue of RMB 17.7 million (US$2.3 million) with a net profit of RMB 13.9 million (US$1.8 million) as a result of website construction services, the promotion and publicity for insurance agents and the undertaking of software development. In April 2007, www.soobao.cn was formally put into use. As a result, ZYTX’s net revenues rose in the second quarter of 2007 to RMB 21.9 million (US$2.9 million) with a net profit of RMB 16.4 million (US$2.2 million) and therefore, from October 8, 2006 (inception) through June 30, 2007, ZYTX’s fiscal year end, ZYTX realized net revenue of RMB 17.2 million (US$2.2 million) and net profits of RMB 13.8 million (US$1.8 million).

Today, the Company offers online insurance products and services in China including (a) a network portal for the Chinese insurance industry (www.soobao.cn), offering industry professionals a forum for the advertising and promotion of products and services, (b) website construction for marketing teams and others in the insurance industry, (c) software development, (d) insurance agency services whereby the Company generates sales commissions on motor vehicle insurance, property insurance and life insurance and (e) accompanying client support services. The following sets forth more detailed descriptions of our core business segments.

Network Portal for Chinese Insurance Industry (www.soobao.cn)

Prior to launching www.soobao.cn, China had no insurance website platform. ZYTX was formed with the belief that those who need insurance in China desire a network carrier which can provide immediate inquiry services with insurance information and knowledge and insurance companies require a media network for concentrated advertising to the potential insurance consumer. ZYTX has created a real-time communication portal for each link in the value chain of the insurance industry. Soobao provides real-time information, functional practicability and interactivity and media function for the Chinese insurance industry. In the past year, ZYTX has accumulated as members many insurance companies and nearly 3,000 insurance agents and other member customers of www.soobao.cn. ZYTX has become a leading professional service provider, and enjoys a good reputation and credibility in the industry.

Soobao has the following attributes:

•
Advertising Media: Soobao features a high concentration of industry-specific information on the Chinese insurance industry that is not offered by the traditional media which we believe makes it an ideal media for insurance companies and the related trade professionals to advertise their products and services to consumers. As of the date of this Report, the Company itself not been engaged in Internet advertising however the Company plans to engage in such business in the future;

•
Channel Arrangement: The website is currently comprised of two (2) channels, motor vehicle insurance and life insurance, and we are currently in the process of setting up a third channel for property insurance. Each channel provides visitors with professional information combined with product-specific characteristics;

•
News Releases: News releases are classified and organized along sub-industry lines in order to facilitate searches by a client-users and the website also offers and open review function for visitors to post their individual viewpoints on such releases;

•
Production Introduction: The website provides a classification of insurance companies according to the type and products for the convenience of the consumer and also provides a comparison of insurance products;

•	Online Consultation: The website provides a forum for insurance experts to reply to online inquiries which may offer professional consultation to the consumers in real time;

•
Online Insurance: Client-users may obtain a customized insurance plan by inputting their desired insurance type to be purchased and the insurance company to be selected, together with personal information, which allows the client-user to control the purchase flow and to avoid unnecessary and/or inefficient contact with insurance agents;

•
Insurance College: The website aims to educate professionals and the layperson consumer with professional knowledge of insurance products in light of the particularity and specialty of such products, including, without limitation, trade terminology, interpretation of concepts and terms and information on the settlement of claims via voice, video, cartoon and flash methods; and

•
Marketing Dictionary: The website also offers a marketing dictionary which provides agents with information on marketing skills, team management and professional training in order for agents to provide better services to their clients while improving their marketing skills.

ZYTX’s plan is to increase its publicity and brand popularity in the industry, to seek regional channel agents for advertisement and to gradually introduce Soobao to first and second-level cities across China with an aim towards a national distribution of direct-marketing of insurance. Currently, our main advertising clients are insurance agents, for many of whom we have constructed websites, however we plan to increase our client-base to attract insurance companies and other advertising vendors. As of June 30, 2008, we have contracts with 86 insurance agents from 37 insurance agents at June 30, 2007 for the promotion of their services on www.soobao.cn. From October 8, 2006 (ZYTX’s inception) through June 30, 2007, online insurance advertising revenues accounted for approximately thirty-four percent (34%) of our total revenue and approximately sixty-seven percent (67%) of our total revenue for the year ended June 30, 2008.

Website Construction Services

Our website construction services target marketing teams in the Chinese insurance industry, and our clients typically originate from referrals made by ZYTX’s insurance agents engaged in the insurance marketing business. Our marketing strategy allows prospective clients to enter a trial use period followed by a payment scheme to be mutually agreed upon between us and the marketing team leader of such client.

With respect to website construction, we generate revenues through the construction of websites and from the maintenance of such websites. We also cooperate with the client to conduct direct promotion to the client’s target groups. The final product typically offers the following, all of which are specifically tailored to the insurance industry and the specific client:

•
Words On Line: Client-users have the ability to leave “words on line” directly through the website for interactive communications with other industry players who may receive such messages through the network at any time and any place;

•	Online Insurance: Client-users may create customized insurance plans directly through the website;

•	Online Employment: Client-users may submit and post their resumes directly through the website for review by prospective employers in the industry;

•
Client Management: Websites facilitate file management for agents and provide individualized services for clients with customized packet transmission functions of short message and e-mail, save time for client maintenance and financial cost and improve service quality;

•
Short Messaging: Value-added short message services, through cooperation with wireless operators, effectively combine the rapidness of packet transmission of short messaging with the individualization of its content with the support of intelligent system configuration.

•	Insurance Classification Management: A strong insurance classification management system enables clients to update and maintain their product information; and

•	News Management: Article management and release systems allow the client to issue the latest messages at their discretion or directly call in the materials or database provided by the system.

As of the date of this Annual Report, ZYTX has provided website construction services to 21  marketing teams in the insurance industry.

Software Development

We develop software for clients using technology that we own and information obtained through our R&D efforts in the field of operating system applications, professional statistics analysis and other business application systems. We generate revenues from technology development contracts and as of June 30, 2008, we have 1 technology development contract in place with customer.

From October 8, 2006 (ZYTX’s inception) through June 30, 2007 (ZYTX’s fiscal year end), software development revenues accounted for approximately sixty-six percent (66%) of our total revenue and approximately thirty one percent (31%) of our total revenue for the year ended June 30, 2008.

Insurance Agency Services

ZYTX obtained qualification to do business as an insurance agent in China on June 29, 2007. Although we have generated only a small fraction of our total revenues through these services (approximately 2% and Nil for the years ended June 30, 2008 and 2007, respectively) , we anticipate insurance sales commissions to be a vital business for profit and growth. ZYTX plans to cooperate with insurance companies with a good reputation and high production competitiveness to sell their products and services. Through www.soobao.cn, and in reliance on its brand credit with the public, ZYTX plans to fairly and objectively recommend appropriate products to consumers through a professional financial consultant service. ZYTX plans to make use of preferential premiums and abundant value-added member services to provide guidance to the consumer with respect to their prospective purchases. ZYTX expects to enlarge its market share through the direct selling in the current network and to establish a national marketing network system through developing businesses in first and second-level cities in China.

Research and Development

ZYTX has an experienced team engaged in the development of Internet application software. The core members have a sustained sense of innovation in the new technology of the Internet application areas, and have practical experience and keen market-oriented insights, especially on e-commerce applications, Internet website operation and other aspects. ZYTX’s core members are experienced both in the Internet and in the insurance industry, and have many business relationships. They have a deep understanding of the development history and respective characteristics of these industries in China, and therefore we believe we have advantages in the development for our insurance industry network application platform. The core members of the team have also established project-based cooperation and good human resource partnerships with The China Insurance Regulatory Commission, The Insurance Association of Beijing and The Development Research Center of the State Council, which we believe will provide strong support for the development of the Company.

ZYTX’s core research and development (R&D) team consists of five (5) technicians, each of which have work experience on system development in the field of Internet application and understand the insurance industry and its business flow. Aimed at the functions and applied range of each service system and based on guaranteed access speed and program expansibility, Net 2.0 and ASP language are used together with the SQL Server 2005 database. With this, ZYTX has its own core technology in the aspects of development and application of www.soobao.cn aimed at insurance companies.

ZYTX’s investment in R&D centers on three (3) aspects: (a) personnel, whereby ZYTX implements a senior talent strategy for the employment of R&D personnel with a development incentive program which is competitive in the industry, (b) operating equipment, which the Company plans to make investments in web servers, network bandwidth leases and network installation and protection and (c) software development tools, whereby ZYTX purchased a Windows Server 2003, SQL Server 2005 and Visual Studio 2005, and hardware equipment such as brand laptop and desktop computers.

At present, ZYTX has been engaged in preliminary market researching and core technology buildings. The Company estimates that it has spend $74,446 on R&D during the fiscal year ended June 30, 2008 and $16,660 during the fiscal year ended June 30, 2007. In our next phase of development, the Company intends to focus its R&D on (i) integral solution to online application of insurance industry, (ii) Web-based extended applications of the network portal system, (iii) a comprehensive life insurance comparison and timely quotation system, which shall put life insurance products under a scientific and quantitative calculating index and (iv) a data statistical and analytical system for the insurance industry. Based on a great deal of effective clicks on the network portal, we believe that this system will make statistics and analysis of the consumer group’s points of interest regarding the present and future insurance products. We believe this statistic data will have a high commercial value with respect to the insurance companies’ release of new products and establishment of rates.

ZYTX has achieved an integral solution of network integration and promotion for its marketing teams for the insurance industry. This system was developed and aimed at the important links in the marketing flow of insurance agents including business expansion, personnel, team construction and client maintenance; integrates the application of multisystem modules such as interactive transmission of online information, product release, intelligent CRM, member display, insurance policy management and SMS packet transmission via Web-based wireless access. The system also reduces the time and costs of promotion, marketing and client maintenance for the completion of a client’s group business.

ZYTX has also developed a motor vehicle premium calculation system which provides different rates of motor vehicle insurance and the different insured amounts for about one thousand (1,000) vehicle types of over one hundred (100) vehicle series, and is capable of generating a detailed statement with respect to the expenses of electronic insurance policies and various insurance products through the online input of vehicle information, independent selection of insured risks and the selected insurance company.

Market Overview

ZYTX intends to focus on the following three (3) markets, (a) network marketing, (b) industrial web portal advertising media and (c) the comprehensive insurance sales supermarket. Each market is briefly described below.

The Network Marketing of Insurance

In recent years, an increasing number of enterprises and individuals have engaged in e-commerce activities, and China’s e-commerce market has maintained rapid and sustained growth. The “2006-2007 China’s E-commerce Market Research Report” released by Saidi Adviser revealed that China’s e-commerce market transactions achieved a total RMB 1.1 trillion in 2006 (US$0.14 trillion), an increase of 48.6% as compared to the same period in 2005 and more than 80% of Internet users had tried or were willing to try online shopping in 2006.

As it has advantages on cost saving, efficiency, interactive communication transcending time and space, information, and the rapid increase in popularity, network marketing is becoming an important marketing tool for the Chinese insurance industry. In addition to the development of China’s social-economy, the use of cold visit by insurance agents, questionnaire surveys, telephone sales, and other traditional marketing models are no longer well-suited in the fast-paced, highly efficient patterns of life and purchasing habits of customers. Because consumer groups tend to be more rational, we believe that they will likely make purchase decisions according to their own needs. When they have the intent to make a purchase, they will obtain comprehensive, objective information through various channels. Network marketing via www.soobao.cn can meet these needs. The potential customer group can make inquiries through the network and obtain information on each company and their insurance products and consumers will be able to obtain a fuller understanding of such products prior to the purchase.

The Industrial Web Portal Advertising Media

With the development of network technology and the popularization of the Internet, e-mail, search engines, Internet banking, online transactions, Internet advertising, news, online games, instant communications, virtual servers and other value-added wireless businesses continue to foster rapid development and the growth of new forms of services. With the appearance and development of Web 2.0, new business applications are constantly emerging. Many Internet services have converted or are in the process of converting from a “one-to-many” model to a personalized service model of “one-to-one” or “many to one”. Internet media has strengthened, and advertising revenue has become a main source of profits of major network portals. Professional portals have emerged, however, the web portal of insurance industry in China is still devoid.

According to data released by iResearch, an authority in the Internet consulting business, in the first half of 2006, the entire network advertising market was of RMB 20.6 billion (US$2.58 billion), as compared to the same period in 2005, an increase of fifty percent (50%), of which portal network advertising market had a considerable share. “2006 China Network Advertiser Research Report” shows that the main purpose of advertising is to establish brand recognition and to promote products. Comprehensive portals, search engines and industrial portals are the top three (3) network media that advertisers often choose. We believe that because of high density of the target groups in industrial portals, the value of this network media should attain greater importance by the advertisers.

The Comprehensive Insurance Sales Supermarket

To carry out insurance sales more effectively and to supplement the function and effect of www.soobao.cn, ZYTX is in the process of constructing a comprehensive insurance supermarket entity, which will serve as the social entity version of the www.soobao.cn platform. Such supermarket entity shall set up for insurance transaction market in fixed locations of key cities in China will provide prospective clients with a series of services such as one-to-one advisory on different products offered by different insurance companies, examination of life insurance, insurance site-sales, compensation and appreciation and claims settlement. As there will be many specialized clients in the transaction market, the Company plans to organize professional lectures on insurance, create an industry salon and release new products and services. It is our goal through such entity to (a) educate consumers with respect to insurance and insurance products, (b) provide objective and impartial information of each company’s product, (c) offer personalized insurance programs to consumers, (d) offer after-sale one-stop compensation services including improved efficiency with claims settlements and (e) offer exposure to www.soobao.cn and enjoy the network value-added services which are not offered through more traditional insurance consumption.

Market Share

Presently, ZYTX has provided services to over 7,670 insurance agents, which accounts for over ninety percent (90%) of the market share of website construction business in the Beijing area for insurance-related sales commissions. This figure is based on the estimated 8,000 insurance agents that own independent websites found through major search engine searches (Baidu, Yahoo and Google).

Based on the planning concept and the realized functions of www.soobao.cn, there currently is no similar service provider in the same industry across China. The ability of www.soobao.cn to sustain its leading position in the same trade will depend on whether or not ZYTX can rapidly build its good brand image both in the industry and in the society.

Competition

In terms of our insurance sales business, our competitors are insurance sales agencies. However, most of our competitors still adopt the traditional insurance sales model and their scope of business is limited to local markets. Our model, however, combines an industry Internet portal (www.soobao.cn) and a nationwide insurance supermarket.

In the field of claims settlement, up to now, we know of no other company that combines auto, property and life insurance. If we take advantage of the amiable business relationships already existing between ZYTX and insurance companies, we can offer our clients with one-stop, highly efficient and high compensation services.

In terms of professional website construction to insurance agents (and their teams), we know of no rivals in the Beijing area and there are no professional website construction companies that serve specifically the insurance industry in other areas of China.

With respect to our insurance industry website portal (www.soobao.cn), we know of no rivals in Beijing. However, in Shenzhen and Shanghai, there is one company in each city that has a similar business model to www.soobao.cn. If ZYTX expands its nationwide business, they are likely to become our potential rivals. The first company is Shenzhen Insurance Network Technology Co., Ltd. (www.ins.com); this website focuses on providing classifications of insurance and insurance related information. They have established a shop for insurance agents with sub-domains and there is no insurance business conducted via Internet in real-time. Instead, its main function is to provide consulting services and information, and they charge a membership fee from agents. This company’s main business area is Shenzhen. It has not obtained the qualification permit for Internet operation and insurance agent qualification. The second company is Shanghai Ebao Technology Co., Ltd., and this company is similar to www.ins.com in that it also provides information related to insurance to the public and workshop in the network to agents. However, the number of insurance agents registered as members with this website as members are less than fifty (50), which is significantly less than ours.

In terms of insurance company oriented advertising and promotion, www.soobao.cn is the only insurance professional website media to our knowledge in China. Most insurance companies instead advertise via more traditional media and domestic comprehensive Internet portals.

With regard to technological services to insurance companies, most management systems of domestic insurance companies have been self-developed by each company, and we know of no other professional technological provider that focuses on business management systems in the insurance industry.

Employees

ZYTX attaches great importance to the cultivation of professional managerial persons and pursues a talent policy of retaining professionals by undertaking an enterprise culture. Through continuously improving its corporate governance structure, management system and talent introduction and incentive system, ZYTX has created an excellent working atmosphere and development opportunity, which integrates the individual occupational plan with the Company’s development and reduces the turnover flow of the employees, especially the core technicians, thus forming a relatively stable and high-quality employee team. Figure 1 below sets forth the current institutional structure of ZYTX:

As of the date of this Annual Report, the Company has 77 full-time employees, of which only Junjun Xu, as Chief Executive Officer of CHIO and General Manager of ZYTX and Zhenyu Wang, as Executive Director of ZYTX, is a part of the Company’s management. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

Intellectual Property

We currently do not own any trademarks or patents however ZYTX filed for its website (www.soobao.cn) with the Beijing Industrial Commercial Bureau on April 28, 2007.

Government Regulation

The following description of PRC laws and regulations is based upon the opinions of our PRC counsel in Beijing. For a description of legal risks relating to our ownership structure and business, see “Item 1A-Risk Factors”.

ITEM 1A Overview

The Chinese government has enacted an extensive regulatory scheme governing the operation of business with respect to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship and administrative protection of copyright. Among the regulations, the Telecommunications Regulations of the People’s Republic of China, or Telecom Regulations, promulgated on September 25, 2000, is the primary governing law. Telecom Regulations set out the general framework under which domestic Chinese companies such as ZBDT and ZYTX may engage in various types of telecommunications services in the PRC. They reiterate the long-standing principle that telecommunications service providers need to obtain operating licenses as a mandatory precondition to begin operation. The Telecom Regulations differentiate the telecommunications services into basic telecommunications services and value-added telecommunications services. Value-added telecommunications services are defined as telecommunications and information services provided through public networks. The “Catalogue of Telecommunications Business”, an attachment to the Telecom Regulations and updated by the Ministry of Information Industry’s Notice on Adjusting the Catalogue of Telecommunications Business of April 1, 2003, categorizes various types of telecommunications and telecommunications-related activities into basic or value-added services.

On December 20, 2001, after China’s formal entry into the WTO, the PRC State Council promulgated the “Regulations for the Administration of Foreign-Invested Telecommunications Enterprises” or the FITE Regulations, which became effective on January 1, 2002. The FITE Regulations stipulate that foreign-invested telecommunications enterprises, or FITEs, may undertake operations in basic telecom services and value-added telecom services. Currently, the foreign party to a value-added FITE may hold up to fifty percent (50%) of the equity, with no geographic restrictions on its operations. Prior to that, foreign investors were prohibited from investing in Internet content services. The PRC government has not made any further commitment to loosen the regulation on FITEs.

According to the Measures for the Administration of Internet Information Services described below, an enterprise must obtain a Value-added Telecommunication Services Operating License in the first place to conduct Internet content service businesses. When the Internet content involves areas such as news, education, medicine, health, pharmaceuticals and medical equipment, the enterprise must also obtain permission from responsible national authorities.

ZYTX’s Business Qualification and Licenses

On December 8, 2006, ZYTX obtained a Telecommunications and Information Services Business License from Beijing Communications Administration, enabling the Company to engage in the internet information services business excluding services relating to news, publication, education, medical care, medicine and medical devices. On April 28, 2007, ZYTX received its High and New Technology Enterprise Approval Certificate from the Beijing Science and Technology Committee whereby ZYTX was approved as a hi-tech enterprise. On June 29, 2007, ZYTX was received qualification to conduct business as an insurance agent in the Beijing area, including insurance on motor vehicles, insurance on enterprise property, insurance on family property and traditional life insurance.

Internet Information Services

The Measures for the Administration of Internet Information Services, or the ICP Measures, went into effect on September 25, 2000. Under the ICP Measures, any entity that provides information to online Internet users must obtain an operating license from the Ministry of Information Industry (“MII”) or its local branch at the provincial level in accordance with the Telecom Regulations described above. The ICP Measures further stipulate that entities providing online information services in areas of news, publishing, education, medicine, health, pharmaceuticals and medical equipment must obtain permission from responsible national authorities prior to applying for an operating license from MII or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their web sites. ICPs must police their web sites to remove categories of harmful content that are broadly defined. This obligation reiterates Internet content restrictions set by other ministries over the past few years. On December 8, 2006, ZYTX obtained an ICP license from Beijing Telecommunications Administration (the Beijing municipal branch of MII).

Online Advertising

The State Administration of Industry and Commerce in China (“SAIC”) promulgated the Notice on Registration Issues for Enterprises Specialized in Advertising Business (the “Ad Notice”) on July 19, 2004. Upon the issuance of the Ad Notice, an enterprise specialized in advertising business as specified in its business scope need not apply for the Advertising Operation License. As to placing advertisements on the Internet, such enterprise must apply for a business scope of Placing Online Advertisements on the name of the web site. SAIC and its local departments will not issue an Advertising Operation License to enterprises specialized in online advertising business.

As of the date of this Report, the Company has not been engaged in Internet advertising in the traditional sense however the Company plans to engage in such business in the future. The Company’s business scope includes advertisement designed and made (internet technical services), however it does not include advertisement agency and issuance (traditional advertising). The Company has not obtained an Advertising Operation License issued by the State Administration for Industry and Commerce and is not required to do so.

Administrative Protection of Internet Copyright

According to the Measures for the Administrative Protection of Internet Copyright implemented on May 30, 2005, acts of automatically providing such functions as uploading, storing, linking or searching works, audio or video products, or other contents through Internet based on the instruction of an Internet content provider, without editing, amending or selecting any stored or transmitted content, and other acts of providing Internet information services shall be governed by the Copyright Law. A copyright administration department shall, when imposing administrative penalties upon the act infringing upon the right of communication through information network, apply the Measures for Imposing Copyright Administrative Penalties.

Where a copyright holder (individual or entity) finds any content communicated through the Internet infringes upon its copyright and sends a notice of claim to the Internet information service provider, the Internet information service provider shall immediately take measures to remove the relevant contents, and preserve the copyright holder’s notice of claim for six (6) months. An Internet information service provider shall, after receipt of the copyright holder’s notice, record the contents of the provided information, the publishing time, and the Internet address or domain name. Where an Internet information service provider removes relevant content of an Internet content provider according to the notice of a copyright holder, the Internet content provider may deliver a counter-notice to both the Internet information service provider and the copyright holder, stating that the removed contents do not infringe upon the copyright. After the delivery of such counter-notice, the Internet information service provider may immediately reinstate the removed contents and shall not bear legal liability for such reinstatement.

Where an Internet information service provider clearly knows an Internet content provider infringes other’s copyright through Internet, or, although it does not clearly know such activity but fails to take measures to remove relevant contents upon receipt of the copyright owner’s notice, and as a result, it damages public interests, the copyright administration department may, in accordance with the Copyright Law, order it to stop the tortious act, and impose administrative penalties. Where there is no evidence to indicate that an Internet information service provider clearly knows the facts of tort, or the Internet information service provider has taken measures to remove relevant contents upon receipt of the copyright owner’s notice, the Internet information service provider shall not bear the relevant liabilities.

ZYTX has taken measures to protect Internet copyright in pursuance of the specified procedures and in compliance with relevant laws and regulations mentioned above.

Environmental Laws

The Company did not incur any expenses in connection with compliance with environmental laws (federal, state, local and foreign) during the fiscal year ended June 30, 2008. There is no significant effect of compliance with the environmental laws.

ITEM 1B. Risk Factors

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

Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation and the imposition of additional restrictions on currency conversion.

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

The Chinese Legal System Has Inherent Uncertainties That Could Limit The Legal Protections Available To You.

Our contractual arrangements with our VIE in China (ZYTX) are governed by the laws of the People’s Republic of China. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

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

Our assets are located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well as foreign exchange controls. This may generate additional risk for our investors in case of dividend payment and liquidation.

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

The Value Of Our Securities Will Be Affected By The Foreign Exchange Rate Between U.S. Dollars And Renminbi.

The value of CHIO’s Common Stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our Common Stock may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our Common Stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our China operations would be reduced.

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

Our Significant Amount Of Deposits In Certain Banks In China May Be At Risk If These Banks Go Bankrupt During Our Deposit Period.

As of June 30, 2008, we had approximately RMB 31.29 million (US$ 4.56 million) in banks in China, which constitute about 99.9% of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which has come into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

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

We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:

•	offer new and innovative services;

•	attract clients for our services;

•	attract advertisers;

•	attract a larger audience to our network;

•	derive revenue from our users from fee-based Internet services;

•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors;

•	maintain our current, and develop new, strategic relationships;

•	increase awareness of our brand and continue to build user loyalty;

•	attract and retain qualified management and employees;

•	upgrade our technology to support increased traffic and expanded services; and

•	expand the content and services on our network or secure premium content.

In Order To Comply With PRC Regulatory Requirements, We Operate Our Main Business Through A Company With Which We Have A Contractual Relationship (ZYTX) But In Which We Do Not Have Controlling Ownership. If The PRC Government Determines That Our Agreements With ZYTX Are Not In Compliance With Applicable Regulations, Our Business In The PRC Could Be Adversely Affected.

The Chinese government restricts foreign investment in Internet-related and advertising businesses, including Internet access, distribution of content over the Internet and advertising via the Internet. Accordingly, we operate our Internet-related businesses in China through ZYTX, a VIE, which is owned by our Chairman of the Board (60%) and our Chief Executive Officer (40%). We control ZYTX and operate its business through contractual arrangements and these individual owners, but we have no equity control over ZYTX. Accordingly, we cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If we are determined not to be in compliance, the PRC government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our web site, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. We may also encounter difficulties in obtaining performance under or enforcement of related contracts.

We Rely on Contractual Arrangements With ZYTX For Our Operations, Which May Not Be As Effective In Providing Control Over This Entity As Direct Ownership.

Because PRC regulations restrict our ability to provide Internet content, MVAS and advertising services directly in China, we are dependent on our VIEs in which we have little or no equity ownership interest and must rely on contractual arrangements to control and operate these businesses. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIEs could fail to take actions required for our business or fail to maintain our China web sites despite their contractual obligation to do so. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under Chinese law, which we cannot be sure would be effective. In addition, we cannot be certain that the individual equity owners of the VIEs would always act in the best interests of ZYTX, especially if they leave ZYTX.

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

If we cannot obtain additional funding, we may be required to:

•	reduce our investments in research and development;

•	limit our marketing efforts; and

•	decrease or eliminate capital expenditures.

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

Our advertising revenue growth is dependent on increased revenue from the sale of advertising space on our network. The growth of online advertising in China is subject to many uncertainties and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will depend on a number of factors, many of which are beyond our control, including but not limited to:

•	the development and retention of a large base of users possessing demographic characteristics attractive to advertisers;

•	the maintenance and enhancement of our brands in a cost effective manner;

•	increased competition and potential downward pressure on online advertising prices and limitations on web page space;

•	the change in government policy that would curtail or restrict our online advertising services;

•	the acceptance of online advertising as an effective way for advertisers to market their businesses;

•	the development of independent and reliable means of verifying levels of online advertising and traffic; and

•	the effectiveness of our advertising delivery, tracking and reporting systems.

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

RISKS RELATING TO OUR COMMON STOCK

Our Common Stock Price Is Volatile And Could Decline In The Future.

The stock market, in general, and the market price for shares of internet service and media companies in particular, have experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies in the internet service and media industry have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our Common Stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our Common Stock:

•	announcements of technological innovations or new products by us or our competitors;

•	developments concerning our proprietary rights or our competitors’ rights (including litigation);

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	our financial position and results of operations;

•	litigation;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	new regulatory requirements and changes in the existing regulatory environment;

•	the issuance of new equity securities in a future offering;

•	changes in interest rates;

•	market conditions of securities traded on the NASDAQ Capital Market;

•	investor perceptions of us and the insurance industry generally; and

•	general economic and other national conditions.

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

Our Chairman Of The Board And Our CEO Together Exercise Significant Control Over Matters Requiring Stockholder Approval.

After giving effect to the issuance of all the shares of Common Stock, our Chairman Zhenyu Wang and our CEO Junjun Xu together have voting power equal to 53.22% of our voting securities as of the date of this Annual Report. As a result, these holders through such stock ownership, exercise control over all matters requiring majority stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by stockholders other than these holders.

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

ITEM 1B. Unresolved Staff Comments

Not applicable for smaller reporting companies.

ITEM 2. Properties

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of fifty (50) years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

ZBDT has two (2) offices which are listed below.

(a)
Room 210, #25 Office Building, #15 East An Ning Zhuang Road, Qinghe, Haidian District, Beijing, China. This office consists of thirty-two (32) square meters. We pay approximately RMB 1,700 (US$248) per month to lease this office. The term of this lease expires on July 26, 2008.

(b)
Suite 1113 - 1114, 11/F., Block 6, No. 2 Hai Dian Bei Street, Zhongquancun, Beijing, China. This office consists of approximately six hundred and eight0three (683) square meters and ZBDT pays RMB 86,058 (US$12,547) per month to lease this office. The term of this lease expires on August 31, 2010.

ZYTX has four (4) offices which are listed below.

(a)
Room B1009, North Mansion, ShiJingShan District, ShiXing East, Street No. 11, Beijing, China. This office consists of approximately twenty (20) square meters and ZYTX pays RMB 10,000 (US$1,458) per year to lease this office. The term of this lease expires on October 17, 2008.

(b)
Room 502, HuaTeng Edifice, Chaoyang JinSong 3 District, No. 302, Beijing, China. This office consists of approximately four hundred eighty (480) square meters and ZYTX pays RMB 103,608 (US$15,105) every two (2) months. The term of the lease expires on September 30, 2008.

(c)
Unit B113 Hua Teng Building, Chaoyang JinSong 3 District, No. 302, Beijing, China. This office consists of approximately four hundred eighty (480) square meters and ZYTX pays RMB 54,184 (US$7,900) every two (2) months. The term of the lease expires on July 24, 2010.

(d)
Rm 403, Flat E, Block 10, No. 8 Xin Jie Kuo Wai Da Street, Xi Cheng District, Beijing, China. This office consists of approximately four hundred eighty (480) square meters and ZYTX pays RMB 6,900 (US$1,006) per quarter. The term of the lease expires on June 15, 2009.

We believe that all our properties and equipment have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. Legal Proceedings

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of the date hereof, there is no outstanding litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on the NASDAQ Capital Market under the symbol “CHIO”. The following table sets forth on a per share basis for the periods shown, the high and low closing bid prices of our Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Closing Bid Prices	High	Low

Calendar Year Ending December 31, 2008
1st Quarter:	$5.7500	$4.4000
2nd Quarter:	$4.9000	$4.2000

Calendar Year Ended December 31, 2007
1st Quarter:	$0.1400	$0.0005
2nd Quarter (pre 1-for-500 reverse split- April 2 through April 24):	$0.0900	$0.0215
2nd Quarter (post 1-for-500 reverse split- April 25 through June 29):	$2.3000	$1.7000
3rd Quarter:	$1.7000	$1.7000
4th Quarter:	$4.7500	$1.7000

Calendar Year Ended December 31, 2006
1st Quarter:	$0.001	$0.001
2nd Quarter:	$0.001	$0.001
3rd Quarter:	$0.001	$0.001
4th Quarter:	$0.001	$0.001

When the trading price of our Common Stock is below $5.00 per share, the Common Stock is considered to be a “penny stock” that is subject to rules promulgated by the SEC (Rule 15-1 through 15g-9) under the Exchange Act. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representatives compensation; and (d) providing to customers monthly account statements.

Holders of Common Equity

As of the date of this Annual Report, we have an aggregate of 40,000,000 shares of our Common Stock issued and outstanding and 260 stockholders of record.

Dividends

We have never declared or paid any cash dividends or distributions on our Common Stock. We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of June 30, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
N/A	-0-	-0-	-0-
Total	-0-	-0-	-0-

Options and Warrants

As of the date of this Report, we have no outstanding options or warrants.

Transfer Agent and Registrar

Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their telephone number is (303) 282-4800.

Performance Graph

Not required for a smaller reporting company.

Recent Sales of Unregistered Securities

In connection with the Company’s reorganization in 2006, the Company effectuated a 500-1 reverse split of its Common Stock effective July 27, 2006 effectively reducing the number of issued and outstanding shares of Common Stock to less than 25,000 shares (the “Rolled-Back Shares”). The Company filed an amendment to its Certificate of Incorporation to reflect these changes on August 8th, 2006.

On March 2, 2006, the Bankruptcy Court directed the issuance of 25,000,000 restricted common shares to Rosetta Granite, Inc., in exchange for the sum of $125,000 which was ultimately paid to creditors of the bankruptcy estate. The 25,000,000 restricted shares issued by the Company were not registered in reliance upon the Bankruptcy Court Order under Section 4(2) of the Act, in that they were not made available for sale to the public and are registered against resale until they are registered under the Act or sold under an exemption from registration. On September 8, 2006, and in a subsequent Resolution dated December 13, 2007, the Company did issue, pursuant to the Bankruptcy Court Order, 29,800 common shares to creditors of the Bankruptcy estate and 1,756,250 shares of Common Stock to the holder(s) of a DIP Loan authorized under the Bankruptcy Court Order. These common shares were issued upon reliance of the Bankruptcy Court Order pursuant to Section 1145 of the U.S. Bankruptcy Code, all as provided for and set forth in the Bankruptcy Court Order. The warrants called for under the DIP Loan were never issued and subsequently relinquished by the holder(s) of the DIP Loan pursuant to written agreement with the Company. Four Million Two Hundred Forty-Three Thousand Seven Hundred Fifty (4,243,750) common shares remain to be issued to the holder(s) of the DIP Loan pursuant to the Bankruptcy Court Order.

On December 18, 2007, pursuant to the terms of the Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of Rise & Grow in exchange for the issuance by DEXT of 26,400,000 newly-issued shares of Common Stock to the Stockholder (Newise Century Inc.).

ITEM 6. Selected Financial Data

Not required for a smaller reporting company.

ITEM 7. Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “ believes ” “ anticipates ”, “ may ”, “ will ”, “ should ”, “ expect ”, “ intend ”, “ estimate ”, “ continue ” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Report.

Acquisition of Rise & Grow

On December 18, 2007 (the “Closing Date”), China INSOnline Corp. (formerly known as Dexterity Surgical, Inc. and hereinafter, “ CHIO ” and together with its subsidiaries, the “ Company ”) entered into a Share Exchange Agreement (the “Exchange Agreement ”) with Rise and Grow Limited, an inactive Hong Kong limited holding company (“Rise & Grow”) and Newise Century Inc., a British Virgin Islands company and the sole stockholder of Rise & Grow (the “ Stockholder ”). As a result of the share exchange, CHIO acquired all of the issued and outstanding securities of Rise & Grow from the Stockholder in exchange for Twenty-Six Million Four Hundred Thousand (26,400,000) newly-issued shares of CHIO’s common stock, par value $0.001 per share (“Common Stock ”). As a result of the exchange, Rise & Grow became our wholly-owned and chief operating subsidiary. We currently have no other business operations other than those of Rise & Grow.

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

Effective July 1, 2008, the Common Stock of CHIO began trading under the same ticker symbol “CHIO” on the NASDAQ Capital Market.

Organizational Structure of Rise & Grow, ZBDT and ZYTX

Rise & Grow was formed on February 10, 2006 as a Hong Kong limited company. ZBDT was established and incorporated by Rise & Grow and commenced business on September 6, 2007. Rise & Grow’s sole business is to act as a holding company for ZBDT. ZBDT was formed by Rise & Grow for the purpose of developing computer and network software and related products and to promote the development of high-tech industries in the field of Chinese information technology. It does this by controlling, through an Exclusive Technical Consulting and Service Agreement and related transaction documents dated as of September 28, 2007 (collectively, the “Service Agreements”), Beijing Zhi Yuan Tian Xia Technology Co., Ltd. (“ZYTX”), a limited liability company duly established on October 8, 2006 and validly existing under the PRC.

Pursuant to the Services Agreements, ZYTX shall provide on-going technical services and other services to ZYTX in exchange for substantially all net income of ZYTX. In addition, Mr. Zhenyu Wang and Ms. Junjun Xu have pledged all of their shares in ZYTX to ZBDT, representing one hundred percent (100%) of the total issued and outstanding capital stock of ZYTX, as collateral for non-payment under the Service Agreements or for fees on technical and other services due to us thereunder. We have the power to appoint all directors and senior management personnel of ZYTX. Currently, ZYTX is sixty percent (60%) owned by Mr. Zhenyu Wang, CHIO’s Chairman of the Board, and forty percent (40%) owned by Junjun Xu, CHIO’s Chief Executive Officer and a director.

Business of the Company

We are an Internet service and media company focusing on the PRC insurance industry. With localized websites targeting Greater China, the Company primarily provides, through ZYTX, a network portal through its industry website, www.soobao.cn (hereinafter also referred to as “Soobao”), to insurance companies, agents and consumers for advertising, online inquiry, news circulation, online transactions, statistic analysis and software development. The Company is also a licensed online motor vehicle, property and life insurance agent generating revenues through sales commissions from customers in the PRC.

ZYTX was originally founded with goal of raising the national insurance consciousness and reducing the cost on national security in China by constructing and maintaining its network portal (www.soobao.cn) in order to integrate and optimize business flow during the course of insurance sales and related client services. From incorporation through the end of June 30, 2007, ZYTX was primarily engaged in institutional preparation and prior-period business development. Thereafter, through trial implementation of www.soobao.cn, ZYTX’s products and services received favorable reviews and recognition in the Chinese insurance industry. ZYTX strengthened its technical research and development and expanded its product line after collecting suggestions from clients. In April 2007, www.soobao.cn was formally put into use. From October 8, 2006 (inception) through June 30, 2007, ZYTX’s fiscal year end, ZYTX realized a business income of RMB 17.2 million (US$2.2 million) and net profits of RMB 13.8 million (US$1.8 million).

Today, the Company offers online insurance products and services in China including (a) a network portal for the Chinese insurance industry ( www.soobao.cn ), offering industry players a forum for advertising products and services, (b) website construction and software development services for marketing teams in the insurance industry, (c) insurance agency services (whereby the Company generates sales commissions on motor vehicle insurance, property insurance and life insurance) and (d) accompanying client support services.

 On September 28, 2007, ZBDT signed the following Service Agreements with ZYTX and its stockholders:

•
Exclusive Technology Consultation Service Agreement, by and between ZYTX and ZBDT, through which ZBDT will provide, exclusively for both parties, technology consultation services to the Company and receive payments periodically; and

•
Exclusive Equity Interest Purchase Agreements, by and between each of ZYTX’s stockholders and ZBDT, through which ZBDT is entitled to exclusively purchase all of the outstanding shares of capital stock of ZYTX from its current stockholders upon certain terms and conditions, especially upon it is allowable under the PRC laws and regulations; and

•
Equity Interest Pledge Agreements, by and between each of ZYTX’s stockholders and ZBDT, through which the current stockholders of ZYTX have pledged all their respective shares in ZYTX to ZBDT. These Equity Interest Pledge Agreements guarantee the cash-flow payments under the Exclusive Technology Consultation Service Agreement; and

•	Powers of Attorney, executed by each of the ZYTX’s stockholders, through which ZBDT is entitled to perform the equity right of ZYTX’s stockholders.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, a Variable Interest Entity (a “VIE”) is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. After executing the above agreements, ZYTX is now considered a VIE and ZBDT its primary beneficiary.

Plan of Operation

Publicity and Promotion of Soobao

Since its inception, ZYTX has been making business preparations and development mainly in the Beijing area, with a sales mode focusing on marketing. The Company plans to popularize www.soobao.cn and its insurance sales commission businesses in first and second-level cities across China from late mid year of 2008 to the year 2010. The Company plans to attempt to develop www.soobao.cn so that it is the largest network portal in China’s insurance industry and the first choice of network media for insurance companies to advertise and to promote their products and services. We are also planning to organize an insurance agency marketing program.

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

Technical Development Plan

Our technical development plan consists of (a) developing applications of new technologies aimed at the network portal to meet the clients’ demand in online transactions, member score accumulation and other new functions, (b) building a two-way bridge for insurance providers and customers based on development and application of insurance portal website ( www.soobao.cn ) while taking advantage of the Internet platform to connect traditional sales and marketing with e-commerce, (c) technical development aimed at comprehensive solutions in the Internet application field for insurance companies and insurance agencies, (d) the introduction of and continued R&D of a comprehensive life insurance real-time quotation system whereby all life insurance products may be thoroughly compared under certain scientific and quantifiable factors and (e) the introduction and continued R&D of an insurance statistical and data analysis system that can analyze a present and prospective customer’s “ hot-points ” of insurance through analyzing a large number of effective clicks.

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

Nationwide Marketing Network Construction Plan

To carry out insurance sales more effectively and to supplement the function and effect of www.soobao.cn, ZYTX is in the process of constructing a comprehensive chain insurance supermarket entity whereby the Company intends to establish branch sales agency locations in key cities throughout China in the form of purchase or franchisee, and strive to establish a nationwide insurance marketing network system. ZYTX plans to set up subsidiaries and branches in every province and major city across China, provide prospective clients with a series of services such as one-to-one advisory on different products offered by different insurance companies, examination of life insurance, insurance site-sales, compensation and appreciation and claims settlement. As there will likely be many specialized clients in the transaction market, the Company plans to organize professional lectures on insurance, create an industry salon and release new products and services. It is our goal through such entity to (a) educate consumers with respect to insurance and insurance products, (b) provide objective and impartial information of each company’s product, (c) offer personalized insurance programs to consumers, (d) offer after-sale one-stop compensation services including improved efficiency with claims settlements and (e) offer exposure to www.soobao.cn and enjoy the network value-added services which are not offered through more traditional insurance consumption.

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

Cash Requirements

As of the date of this Report, all of our capital is equity capital and we do not have any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements. As our business develops, the Company may consider raising additional funds if conditions are suitable.

Critical Accounting Policies

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

(e) Prepayments

Prepayments represents cash paid in advance for rental payments, application software, advertising, promotion campaigns, and leasehold improvements.

(f) Fixed Assets

Fixed assets are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years for motor vehicles, furniture and fixtures, computers and equipment. For the leasehold improvements, deprecation is computed using the straight-line method over the estimated useful lives or lease term, whichever is shorter.

(g) Software

Software is carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which is seven years for software. The Company acquired two sets of application software, an insurance policy management system and a website streaming system during the year ended June 30, 2008. Both sets of application software are used for internal operations to enhance the Company’s online insurance agency business in total amount of $2,813,780, which was purchased from independent third-parties. None of the software was internally developed nor was there any internal cost that was capitalized for the software. Based on the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized all the external direct cost of services in obtaining the computer software. Software is periodically reviewed when indicators are present to assess recoverability from future operations using undiscounted cash flows in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Live Assets”. To the extent carrying value exceeds fair value, an impairment loss is recognized in operating result. No impairment was recorded for the year ended June 30, 2008.

(h) Deferred Revenue

Deferred revenue primarily comprises contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

(i) Revenue Recognition

Advertising

Advertising revenues are derived mainly from online advertising arrangements, which allow advertisers to place advertisements on particular areas of the Company’s web sites, in particular formats and over particular periods of time. In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value for revenue recognition purposes.

For web site construction services, which is usually included in new advertising contract, revenue is recognized ratably over the displayed period, typically one year. For web site maintenance services, revenue is recognized ratably over the contact period, generally one year.

Software Development

Software development revenue is recognized in accordance with SOP 97-2, when the outcome of a contract for software development can be estimated reliably, contract revenue and costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date, as measured by the proportion that costs incurred to date bear to estimated total costs for each contract. When the outcome of a contract cannot be estimated reliably, contract costs are recognized as an expense in the period in which they are incurred. Contract revenue is recognized to the extent of contract costs incurred, provided that it is probable such costs will be recoverable. Where it is probable that the total contract costs will exceed total contract revenue, the expected loss is recognized as an expense immediately.

Insurance Commissions

Insurance revenues, net of discounts, represent commissions earned from performing agency-related services. Insurance commissions are recognized at the later of the date when the customer is initially billed or the insurance policy effective date.

In accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” cash consideration given to customers or resellers, for which the Company does not receive a separately identifiable benefit or cannot reasonably estimate fair value, are accounted for as a reduction of revenue rather than as an expense.

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product. For the years ended June 30, 2008 and 2007, the Company recognized $304,686 and Nil, respectively, as a reduction of revenue for the discount offered to its customers.

 (j) Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are the Renminbi (“RMB”) and Hong Kong Dollar (“HKD”). The financial statements are translated into United States dollars (“US$”) from RMB and US$ from HKD at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	June 30, 2008	June 30, 2007
Year end RMB: US$ exchange rate	6.8591	7.6155
Year average RMB: US$ exchange rate	7.2753	7.7446
Year end HKD: US$ exchange rate	7.7973	7.8190
Year average HKD: US$ exchange rate	7.8081	7.7960

(k) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. Advertising costs were $962,160 and Nil for the years ended June 30, 2008 and 2007, respectively.

(l) Income Taxes

The Company accounts for income tax using the asset and liability approach. Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future utilization is uncertain.

(m) Reserve Fund

In 2008, the subsidiary of the Company in China transferred 15% of their PRC profit after taxation to the surplus reserve fund. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $315,584 and Nil is restricted as of June 30, 2008 and 2007, respectively, for the surplus reserve fund.

(n) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

(o) Earnings Per Share

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

Results of Operations

For the Year Ended June 30, 2008 Compared To Year Ended June 30, 2007

Our operating results are presented on a consolidated basis for the year ended June 30, 2008, as compared to the year ended June 30, 2007.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended June 30, 2008 and 2007.

	2008		2007		Variance

REVENUES	$14,040,062	102.22%	$2,223,258	100.00%	$11,816,804	531.51%
DISCOUNT ALLOWED	304,686	2.22%	0	N/A	304,686	N/A
REVENUES, NET	13,735,376	100.00%	2,223,258	100.00%	11,512,118	517.80%
COST OF SALES	1,313,582	9.56%	77,346	3.48%	1,236,236	1598.32%
GROSS PROFIT	12,421,794	90.44%	2,145,912	96.52%	10,275,882	478.86%
General & administrative expenses	808,432	5.89%	43,150	1.94%	765,282	1773.54%
Selling expenses	1,130,063	8.23%	10,991	0.49%	1,119,072	10181.71%

OPERATING INCOME	10,483,299	76.32%	2,091,771	94.09%	8,391,528	401.17%
Interest income, net	19,904	0.14%	289	0.01%	19,615	6787.20%
INCOME BEFORE TAXES	10,503,203	76.47%	2,092,060	94.10%	8,411,143	402.05%
Income tax	2,166,846	15.78%	313,809	14.11%	1,853,037	590.50%
NET INCOME	$8,336,357	60.69%	$1,778,251	79.98%	$6,558,106	368.80%

Revenues

The Company’s consolidated revenues rose to a record $14,040,062 for the year ended June 30, 2008, a 531.51% increase from $2,223,258 reported for the year ended June 30, 2007. The consolidated net revenues rose to a record $13,735,376 for the year ended June 30, 2008, a 517.80% increase from $2,223,258 reported for the year ended June 30, 2007.

The increase in revenue can be attributed to the following factors: the significant increase of online insurance advertising services, the increase of software development project and the launch of new business operation of insurance agency services.

	2008		2007		Variance

Software development	$4,298,739	31%	$1,469,252	66%	$2,829,487	193%
Online insurance advertising	9,432,393	67%	754,006	34%	8,678,387	1151%
Insurance agency	308,930	2%	-	-	308,930	N/A
Total Revenue	$14,040,062	100%	$2,223,258	100%	$11,816,804	532%

The significant increase of online insurance advertising services owing to significant increase the numbers of recruitment of new insurance agent to 86 teams and over 7,670 members for the year ended June 30, 2008, and the revenue was increased by 1151% or $8,678,387 to $9,432,393 for the year ended June 30, 2008 from $754,006 for the year ended June 30, 2007.

The increase of software development project during the year ended June 30, 2008, which rose the software development income by 193% to $4,298,739 for the year ended June 30, 2008 from $1,469,252 for the year ended June 30, 2007 by increase of new projects.

The launch of new business sector, insurance agency services, since September 2007, it has a positive contributions on revenue of $308,930 for the year ended June 30, 2008.

Cost of Sales (“COS”)

The Company’s consolidated COS increased $1,236,236 or 1598.32% to $1,313,582 or 9.56% of net revenues for the year ended June 30, 2008, from $77,346 or 3.48% of net revenues for the year ended June 30, 2007. The increase in COS is attributed to the significant increase of revenues and accordingly enlarged the scale of operation to meet the operational needs. Besides, the Business Tax for the inter-company transactions was amounting to $645,099 to the Tax Bureau for the year ended June 30, 3008, which was generated from the consultancy services fee paid by VIE, ZYXT, to its primary beneficiary, ZBDT.

Gross Profit

The Company’s consolidated gross profit increased by $10,275,882 or 478.86% to $12,421,794 for the year ended June 30, 2008 from $2,145,912 for the year ended June 30, 2007. The increase in gross profit is attributed to the significant increase of revenues, including the software development and online insurance advertising.

General and Administrative Expenses

General and administrative expenses were $808,432 or 5.89% of our net revenue for the year ended June 30, 2008, as compared to $43,150 or 1.94% of net revenues for the year ended June 30, 2007. The increase was mainly attributable to growing of business operations and accordingly along with the enlarged company scale.

Selling Expenses

Selling expenses were $1,130,063 or 8.23% of net revenues for the year ended June 30, 2008, as compared to $10,991, or 0.49% of net revenues for the year ended June 30, 2007. The increase is attributed to the expenses on advertising and promotion incurred from May 2008 in amounting of $962,160 (RMB7,000,000) for branding and promotion of the business and our web portal, which has been never incurred before May 2008.

Interest Income, net

Net interest income for the year ended June 30, 2008 was $19,904, which represents a 6787.20% or $19,615 increase from $289 for the year ended June 30, 2007. The increase was the result of the increase scale of operation and positive cash flow, which has led to the growing of balance of cash and cash equivalents; therefore the interest income has been increased correspondingly.

Income Taxes

The Company has not recorded a provision for U.S. federal income tax for the year ended June 30, 2008 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax (“CIT”) Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC is at 33%. As from January 1, 2008, the applicable CIT rate, ZBDT, the wholly owned subsidiary, is 25%, replacing the currently applicable tax rate of 33%. For the year ended June 30, 2008, CIT for ZBDT was $2,570,357 and is due in March 2009. ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008. Starting from January 1, 2009, the actual CIT rate of ZYTX will be 15%. Since ZYTX is exempted from CIT, the Company revised the previous estimated CIT amounting $335,941 for the year ended June 30, 3008.

Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%, replacing the current applicable tax rate of 33%. Some of the tax concession granted to eligible companies prior to the new CIT law is grand fathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of June 30, 2008 based on the current applicable tax rate and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimation method.

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 17.5% for both the years ended June 30, 2008 and 2007, respectively. As Rise & Grow has no assessable profits for the years ended June 30, 2008 and 2007, no provision of profits tax has been made.

Income tax expense is summarized as follows:

	2008	2007
Computed “expected” expense	$2,401,192	$315,614
Favorable tax rate effect	(245,217)	(1,805)
Permanent difference	10,871	-
Income tax expense	$2,166,846	$313,809

Provision for income tax expense is summarized as follows:

	2008	2007
Current	$2,401,192	$315,614
Deferred	(234,346)	(1,805)
Income tax expense	$2,166,846	$313,809

Net Income

The net income of Company for year ended June 30, 2008 increased 368.80% or $6,558,106 to $8,336,357 from $1,778,251 for the year ended June 30, 2007. This huge increase is result from the increase of online insurance advertising income and the effective promotion of business in Beijing city.

Results by Segment

The Company has determined that there are three reportable business segments for the years ended June 30, 2008 and 2007, which are software development, online insurance advertising and insurance agency within the PRC.

(a) Software Development

	2008		2007		Variance

Revenues, net	$4,298,739	100%	$1,469,252	100%	$2,829,487	193%
COS	94,502	2%	33,868	2%	60,634	179%
Gross profit	$4,204,237	98%	$1,435,384	98%	$2,768,853	193%
G.P. ratio	98%		98%

Revenues of software development was increased by 193% or $2,829,487 to $4,298,739 for the year ended June 30, 2008 from $1,469,252 for the year ended June 30, 2007. The increase is attributed to the completion of 4 projects during the fiscal year 2008 and also the Company could maintain the stable COS and same GP ratio throughout the fiscal years 2008 and 2007.

(b) Online Insurance Advertising

	2008		2007		Variance

Revenues, net	$9,432,393	100%	$754,006	100%	$8,678,387	1151%
COS	556,683	6%	43,478	6%	513,205	1180%
Gross profit	$8,875,710	94%	$710,528	94%	$8,165,182	1149%
G.P. ratio	94%		94%

Revenues of online insurance advertising was increased by 1151% or $8,678,387 to $9,432,393 for the year ended June 30, 2008 from $754,006 for the year ended June 30, 2007. The increase is attributed to the significant recruitment of new insurance agent to 86 teams and over 7670 members to subscribe the online advertising and website construction services during the fiscal year 2008. Meanwhile, the Company could maintain the stable COS and same GP ratio for both fiscal years 2008 and 2007.

(c) Insurance Agency

	2008		2007		Variance

Revenues	$308,930	100%	$-	-	$308,930	N/A
Discount allowed	304,686	99%	-	-	304,686	N/A
Revenues, net	$4,244	1%	$-	-	$4,244	N/A
COS	17,298	6%	-	-	17,298	N/A
Gross loss	$(13,054)	(4)%	$-	-	(13,054)	N/A
G.P. ratio	(4%)

Insurance agency was launched in October 2007, which is a new operating sector for the Company. In order to penetrate the market, the Company offered attractive discounts to the customers and promoted the brand and web portal.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items of fair value. SFAS No. 159’s overall objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities, including not-for-profit organization, and most of its provisions apply only to entities that elect the fair value option, although FAS 159's amendment to FAS 115 applies to all entities with available-for-sale and trading securities. This Statement was effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. Adoption of the first interim period of earlier fiscal years, provided the entity also elects to early adopt SFAS No. 159. The Company is currently evaluating the impact on adoption of SFAS No. 159 may have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 may have on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. We are currently in the process of assessing the impact that SFAS No. 161 may have on the disclosures in our consolidated financial statements.

Material Commitments

The Company occupies office spaces leased from third parties. For the years ended June 30, 2008 and 2007, the Company recognized $132,739 and $9,781, respectively, as rental expense for these spaces. As of June 30, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2009	$182,254
2010	186,632
2011	27,381
$396,267

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Cashflow

As of June 30, 2008, the Company has $4,562,222 in bank deposits with a bank in China, which constitutes about ninety-nine point nine percent (99.9%) of its total cash and cash equivalent as of such date.

We summarize our Statement of Cashflow for the years ended June 30, 2008 and 2007 as below:

	2008	2007	Variance
Net cash provided by (used in)
Operating activities	$6,731,373	$(74,802)	$6,806,175
Investing activities	(3,096,239)	(39,022)	(3,057,217)
Financing activities	153,069	126,360	26,709
Net change in cash and cash equivalents	3,788,203	12,536	3,775,667

Effect of exchange rate changes on cash and cash equivalents	731,993	35,121	696,872

Cash and cash equivalents at beginning of year	47,657	0	47,657

Cash and cash equivalents at end of year	$4,567,853	$47,657	$4,520,196

Cash flows provided by operating activities during the year ended June 30, 2008 amounted to $6,731,373, representing an increase of $6,806,175 or from cash outflow to cash inflow, as compared with cash flows used in operating activities of $74,802 during the year ended June 30, 2007. The increase in cash flows from operating activities was primarily due to the benefits obtained from the Company’s operating activities have been enhanced on both software development and online insurance advertising.

Cash flows used in investing activities was $3,096,239 during the year ended June 30, 2008, which represented an increase of $3,057,217 or 78 times, as compared to $39,022 at June 30, 2007. This increase is mainly attributed to the acquisition of two sets of operating software amounting to $2,813,780 and acquisition of fixed assets amounting to $282,459 to facilitate the new business of insurance agency services.

For the year ended June 30, 2008, the cash provided by financing activities was $153,069, which represented an increase of $26,709 or 21%, as compared to $126,360 for the year ended June 30, 2007. They are advance for the director and proceeds of registered capital of ZYTX for the years ended June 30, 2008 and 2007, respectively.

Liquidity

The primary source of liquidity had been cash generated from operations, which included cash inflows from currency translation activities. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our contractual obligations, commitments and debt service requirements over the next several years are non-significant. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash on hand. We have availability under our amended and restated credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations.

We believe our current cash and cash equivalents and cash generated from operations will satisfy our expected working and other capital requirements for the foreseeable future based on our current business strategy and expansion plan. We believe we will have available resources to meet our short-term liquidity requirements.

As of the date of this Annual Report, all of our capital is equity capital and we do not have any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements in the next twelve months. As for our business development, the Company may consider raising additional funds for the following future business plans if conditions are suitable:

1)	To expand our Beijing office and upgrade our network operating environment;

2)	To expand our online insurance sales supermarket; and

3)	To expand our operations in different cities in the PRC; and

4)	To acquire equipment to continually upgrade the existing network portal hardware environment and to strengthen its network security inputs.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to certain market risks that in the ordinary course of business. The Company may enter into derivative financial instrument transactions to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for trading purpose. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. A discussion of the Company’s primary market risk exposure and credit risk is presented below.

The Company has $4,562,222 and $37,707 in bank deposits with a bank in China, which constitutes about 99.9% and 79.1% of its total cash and cash equivalents as of June 30, 2008 and 2007, respectively. Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007. The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased. In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents. As of June 30, 2008 and 2007, approximately 35% and 66% of the accounts receivable and 31% and 66% of revenues were derived from the software development business, respectively. Regarding its online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for both the years ended June 30, 2008 and 2007.

ITEM 8.  Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-20 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective December 14, 2007, Akin, Doherty, Klein & Feuge, P.C. (“Akin”) resigned as the Company’s independent registered public accounting firm.

Akin’s report on the Company’s financial statements for the past two (2) fiscal years, as well as the subsequent interim period through December 14, 2007, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles; however, the report included an explanatory paragraph wherein Akin expressed substantial doubt about the Company’s ability to continue as a going concern.

The resignation of the independent registered public accountants was approved by the Company’s Board of Directors on December 14, 2007.

During the Company’s most recent two (2) fiscal years, as well as the subsequent interim period through December 14, 2007, as well as the subsequent interim period through December 14, 2007, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

During the Company’s most recent two (2) fiscal years, as well as the subsequent interim period through December 14, 2007, Akin did not advise the Company of any of the matters identified in Item 304(a)(v)(A)-(D) of Regulation S-K.

The Company requested Akin to furnish a letter addressed to the SEC stating whether it agreed with the statements made by the Company and, if not, stating the respects in which it does not agree and Akin did furnish such letter to the SEC on December 18, 2007.  A copy of the letter is also attached hereto as Exhibit 16.1.

Effective as of January 31, 2008, the Board of Directors of the Company approved the engagement of Weinberg & Company, P.A. (“Weinberg”) as its independent registered public accounting firm to audit the Company’s financial statements, effective immediately.  The Company did not consult Weinberg on any matters described in Item 304(a)(2) of Regulation S-K during the Company’s two (2) most recent fiscal years or any subsequent interim period prior to engaging Weinberg.

ITEM 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K for the year ended June 30, 2008 our management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the filing date of this Annual Report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, our CEO and CFO concluded that our internal control over financial reporting as of June 30, 2008 were effective.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

On January 31, 2008, the Board of Directors of the Company unanimously resolved to change the Company’s fiscal year end from December 31 to June 30 in light of the change of control of the Company as set forth in the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007.

Effective March 17, 2008, the Company’s Common Stock began trading under a new ticker symbol, “CHIO.OB” on the Over-The-Counter Bulletin Board. The Company changed its ticker symbol from “DEXT.OB” to “CHIO.OB” as a result of the Company’s name change from “Dexterity Surgical, Inc.” to “China INSOnline Corp.”, which such name change became effective as of February 26, 2008.

Effective July 1, 2008, the Company’s Common Stock began trading under the same ticker symbol “CHIO” on the NASDAQ Capital Market.

PART III

ITEM 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Set forth below are the names of our directors and officers, their ages, all positions and offices that they hold with the Company, the period during which they have served as such, and their business experience during at least the last five (5) years. The Company has no “significant employees.”

Name	Age	Position(s)
Zhenyu Wang	38	Chairman of the Board
Junjun Xu	28	Chief Executive Officer and Director
Mingfei Yang	25	Chief Financial Officer
Yuefeng Wang	39	Director
Yinan Zhang	28	Director
Xueyuan Han	34	Director
Edith Kam Ying Ho	54	Director
Chunsheng Zhou	42	Director

Family Relationships

There are no family relationships between or among the members of the Board of Directors or other executives. None of our directors and officers are directors or executive officers of any company that files reports with the SEC.

Biographies (Business Experience)

Zhenyu Wang. Mr. Wang has served as Chairman of the Board of the Company since January 4, 2008 and has served as Executive Director and Chairman of ZYTX since July 2007. Prior to that, Mr. Wang served as Chairman of Kaixin Jiye Investment Management Co., Ltd. from November 1994 through July 2001. Mr. Wang also currently serves as Chairman of Huayuan Runtong (Beijing) Science and Technology Co., Ltd. (since March 2004), General Manager of Huayuan Kaituo (Beijing) Science and Technology Co., Ltd. (since November 2004), Chairman of Beijing Putaika Guarding Technology Co., Ltd. (since April 2004) and Beijing Jinzheng Wantong Network Technology Development Co., Ltd. (since July 2001). Mr. Wang earned a master’s degree (EMBA) from Peking University.

Junjun Xu. Ms. Xu has served as Chief Executive Officer of the Company since January 4, 2008 and has served as a Director of DEXT since December 18, 2007. Ms. Xu has also served as General Manager of ZYTX since October 2006. Prior to that, Ms. Xu served as Manager of Shiji Xinxun Science and Technology (Beijing) Co., Ltd. since December 2003. Prior to that, she was Senior Director of China Life Insurance Inc. since November 2002 and a Partner with Yi Hu Technology (Beijing) Network Co., Ltd. from August 2000 through November 2002. Prior to that, Ms. Xu founded Beijing No. 9 Building Science and Technology Development Co., Ltd. in April 2000. Ms. Xu received her Bachelors Degree in Economics and Trade at Beijing Business College.

Mingfei Yang: Mr. Yang has served as Chief Financial Officer of the Company since January 4, 2008 and has served as Financial Department Manager of ZYTX since May 2007. Prior to that, Mr. Yang worked as an accountant for Hua Yuan Run Tong (Beijing) Technology Co., Ltd. from June 2005 through May 2007, for Mongolia Guo Li Industries Co., Ltd. from April 2003 through June 2005 and for Mongolia Xiao Fei Yang Food Chain Co., Ltd. from September 2002 through March 2003. Mr. Yang earned his Academic Degree in Finance and Tax at Inner Mongolia Financial Institute.

Yuefeng Wang: Mr. Wang has served as a Director of the Company since January 4, 2008 and he has served as Chairman of Hua Yuan Run Tong (Beijing) Technology Co., Ltd. since February 2007. From March 2005 through January 2007 Mr. Wang served as Chairman, Assistant and HR Director of Hua Yuan Run Tong (Beijing) Technology Co., Ltd. Prior to that, Mr. Wang served as the HR Supervisor of Beijing Panasonic & Putian Communications Equipment Co., Ltd. from August 2004 through February 2005. Prior to that, Mr. Wang served as President, Assistant and Manager of the HR Department at BaoDing Chang An Car Manufacturing Co., Ltd. from July 1997 through August 2002. Mr. Wang earned his MBA at Tsinghua University.

Yinan Zhang: Ms. Zhang has served as a Director of the Company since January 4, 2008 and currently serves as president of Nautilus Creative Co., Ltd since June 2007. Prior to that, Ms. Zhang served as Editor of Travel & Leisure Magazine, Chinese Edition from October, 2006 through June, 2007, Prior to that, Ms. Zhang served as Editor of Shanghai Weekly from October,2002 through September, 2003. Ms. Zhang earned her master degree in Arts et Sciences de l’enregistrement at Université de Marne-la-Vallée, France.

Xueyuan Han: Mr. Han has served as a Director of the Company since January 4, 2008 and currently serves as a Consultant to Han Fu Capital (International) Investment Consulting Co., Ltd. since January 1, 2003. Prior to that, Mr. Han served as General Manger of Zhong Bao Xin He Security Co., Ltd. from June 2001 through May 2003 and as General Manger of Beijing Zhong Yu Zheng Asset Evaluation Company from December 1998 through June 2001. Mr. Han earned a Masters Degree in Executive Master of Business Administration at Peking University.

Edith Kam Ying Ho: Ms. Ho has served as a Director of the Company since January 4, 2008 and has served (and continues to serve) as a Director and a Tax and Financial Consultant for Taxplan Services Pte. Ltd. Singapore since 1989 and as a Director and a Tax and Financial Consultant for Taxplan Limited, Hong Kong since 1997. Prior to that, Ms. Ho served as Chief Financial Officer of Asia Payment Systems, Inc. from February 2005 through June 2006 and as a Consultant and Finance Director from 2003 through 2005. Ms. Ho earned her MBA in Accounting and Finance at the University of Hawaii.

Chunsheng Zhou: Professor Zhou has served as a Director of the Company since January 4, 2008 and is currently a Professor of Finance at the Guanghua School of Management of Peking University where he has taught since 2002. Prior to that, Professor Zhou was a Planning Commission Member for the China Securities Regulatory Commission and Director of the Financial Department at the Guanghua School of Management from April 2001 through 2002. Prior to that, he was a Professor at The University of California and The University of Hong Kong School of Business from 1997 through March 2001. Professor Zhou earned a Doctorate Degree in Financial Economics at Princeton University.

Involvement in Certain Legal Proceedings

None of the members of the Board of Directors or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our Board of Directors or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

Promoters and Control Persons

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us, we believe that during the year ended June 30, 2008 all officers, directors and ten percent (10%) beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year with the exception of Yanling Chen, a non-affiliate of the Company beneficially holding 7.5% of the Company’s Common Stock, who failed to file a Form 3 Report.

Code of Ethics

We have adopted a Code of Ethics, as required by the rules of the SEC and NASDAQ. This Code of Ethics is attached as Exhibit 14.1 hereto, applies to all of our directors, officers and employees. The Code of Ethics, and any amendments to, or waivers from, the Code of Ethics, is available in print, at no charge, to any stockholder who requests such information.

Committees of our Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committeee established in accordance with the Exchange Act and NASDAQ rules. The Audit Committee met one time, the Compensation Committee met two times and the Nominating Committee met two times between the date after the Exchange on December 18, 2007 to the date of this Annual Report. A brief description of each committee is set forth below.

•
Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence. During 2008, members of the Audit Committee were independent directors Yinan Zhang, Yeufeng Wang, and Edith Kam Ying Ho. Our Audit Committee financial expert is Edith Kam Ying Ho, an independent director.

•
Compensation Committee – Independent directors Yinan Zhang, Yeufeng Wang and Chunsheng Zhou were members of our Compensation Committee during fiscal 2008. The purpose of the Compensation Committee is to review and make recommendations to our Board of Directors regarding all forms of compensation to be provided to the executive officers and directors of our company, including stock compensation and loans, and all bonus and stock compensation to all employees.

•
Nominating Committee – Independent directors Yinan Zhang, Yeufeng Wang and Chunsheng Zhou were members of our Nominating Committee, effective February 22, 2008. The purpose of the Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation; The nominating committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements. The Company has not adopted procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

Not required for smaller reporting companies.

Summary Compensation Table

The following table sets forth compensation information for services rendered by certain of our current and former executive officers in all capacities during the last three (3) completed fiscal years (ended June 30, 2008, 2007 and December 31, 2006). The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name And Principal Function	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	($) (c)		($) (d)	($) (e)	($) (f)	($) (g)	($) (h)	($) (i)	($) (j)
Junjun Xu,	2008	19,476		-0-	-0-	-0-	-0-	-0-	-0-	19,476
Chief Executive Officer	2007	1,859		-0-	-0-	-0-	-0-	-0-	-0-	1,859
	2006	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mingfei Yang,	2008	8,288		-0-	-0-	-0-	-0-	-0-	-0-	8,288
Chief Financial Officer	2007	332		-0-	-0-	-0-	-0-	-0-	-0-	332
	2006	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
Randall K. Boatright,	2008	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former Chief Executive Officer and Former	2007	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Financial Officer (1)	2006	129,000		-0-	-0-	-0-	-0-	-0-	-0-	129,000
James Ditanna,	2008	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
Current President, Chief Executive Officer	2007	5,000 (	2)	-0-	-0-	-0-	-0-	-0-	-0-	5,000 (	2)
and Chief Financial Officer (2)	2006	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)  Mr. Boatright resigned as Chief Executive Officer and Chief Financial Officer of the Company on November 5, 2007.

(2)  Mr. Ditanna served as President, Chief Executive Officer and Chief Financial Officer of the Company since November 5, 2007 and effectively resigned on January 4, 2008.

Grants of Plan-Based Awards

None.

Outstanding Equity Awards At Fiscal Year End

None.

Option Exercises and Stock Vested

None.

Pension Benefits

None.

Nonqualified Deferred Compensation

None.

Potential Payments Upon Termination or Change in Control

None.

Additional Narrative Disclosure

None.

Compensation of Directors

Randall K. Boatright was the sole director of DEXT from 2005 through November 5, 2007, and Mr. Boatright earned zero dollars ($0) per year for his services as a director of DEXT. From November 5, 2007 through January 4, 2008, James Ditanna has served as a director of DEXT and was not entitled compensation for his services as a director of DEXT.

Each director currently serving on the Company’s Board of Directors receives earned zero dollars ($0) for their services for the year ended June 30, 2008.

All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board’s and/or committee meetings. The Company may establish other compensation plans (e.g. options, cash for attending meetings, etc.) in the future. The table below sets forth director compensation as of June 30, 2008:

Employment Agreements

There are currently no employment agreements by and between the Company and its employees.

ZYTX has two (2) employment agreements with each employee, a Labor Contract and a Confidentiality Agreement. The Labor Contract mainly includes working content, working time, payment and other terms. The Confidentiality Agreement mainly includes confidentiality content, responsibilities, validity and other terms.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five (5%) percent or more of the Common Stock of the Company, all directors individually and all directors and officers as a group as of the date hereof. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount of Direct Ownership	Amount of Indirect Ownership	Total Beneficial Ownership	Percentage of Class(2)
Zhenyu Wang, Chairman of the Board	16,008,960	0	16,008,960	40.02%
Junjun Xu, Chief Executive Officer and Director	5,280,000	0	5,280,000	13.20%
Mingfei Yang, Chief Financial Officer	0	0	0	0%
Yuefeng Wang, Director	0	0	0	0%
Yinan Zhang, Director	0	0	0	0%
Xueyuan Han, Director	792,000	0)	792,000	1.98%
Edith Kam Ying Ho, Director	0	0	0	0%
Chunsheng Zhou, Director	0	0	0	0%
ALL DIRECTORS AND OFFICERS AS A GROUP (8 PERSONS):	22,080,960	0	22.080,960	55.20%
Yanling Chen Room 704, Zhenxing District Yijing Street, 33# No.2, Dandong City, Liaoning Province, China	2,999,040	0	2,999,040	7.50%

(1)   Unless otherwise noted, each beneficial owner has the same address as the Company.
(2)   Applicable percentage of ownership is based on 40,000,000 shares of the Company’s Common Stock outstanding as of the date of this Annual Report, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of the date of this Annual Report for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons

The Company had an outstanding amount of $645,737 due from Jin Zheng Wan Tong Network (“JZWT”), which has a common director and legal representative with ZYTX. As of the date of this Report, the Company has fully paid off this obligation.

During the year ended June 30, 2008, the Chairman of the Company, Mr. Wang Zhenyu, made an advance amounting to $153,069 to Rise & Grow for its operational needs. At June 30, 2008, the amount outstanding was $153,069. The outstanding amount due to a director is non-interest bearing, unsecured and no fixed term of repayment.

Promoters and Certain Control Persons

None.

Director Independence

The following directors are independent pursuant to NASDAQ rules and the rules of the SEC: Yinan Zhang, Yuefeng Wang, Chunsheng Zhou and Edith Kam Ying Ho and Xueyuan Han. The following directors are not independent: Zhenyu Wang and Junjun Xu. All of the members of our Audit Committee, Compensation Committee and Nominating Committee are independent pursuant to the Exchange Act and NASDAQ rules.

ITEM 14. Principal Accountant Fees and Services

The firm of Akin, Doherty, Klein & Feuge, P.C. (“Akin”) acted as our principal accountant and resigned as the position with effective from December 14, 2007. The following is a summary of fees incurred for services rendered.

The firm of Weinberg & Company, P.A. (“Weinberg”) acts as our principal accountant with effective from January 31, 2008. The following is a summary of fees incurred for services rendered.

Audit Fees

During the fiscal year ended June 30, 2008, the fees for our current principal accountant, Weinberg, were $185,243, which was composed of $47,900 for quarterly reviews, and $137,343 for the audit of our consolidated financial statements included in this Annual Report on Form 10-K.

During the fiscal year ended June 30, 2008, the fees for our former principal accountant, Akin, were $3,000 for quarterly reviews for the period ended September 30, 2007.

Audit-Related Fees

During the fiscal year ended June 30, 2008, our current principal accountant, Weinberg, did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended June 30, 2008, our current principal accountant, Weinberg, did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

All Other Fees

During the fiscal year ended June 30, 2008, there were no fees billed for products and services provided by the current principal accountant, Weinberg, other than those set forth above.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended June 30, 2008.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Certificate of Incorporation (as amended) of Dexterity Surgical, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation, dated February 26, 2008	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.3	Amended and Restated Bylaws of the Company	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.4	Certificate of Incorporation of Rise and Grow Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.5	Certificate of Incorporation of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.6	Company Charter of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.1	Share Exchange Agreement, dated December 17, 2007, by and among Dexterity Surgical, Inc., Rise and Grow Limited and Newise Century Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.2	Exclusive Technology Consultation Service Agreement, dated September 28, 2007, by and between ZBDT and ZYTX	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.3	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.4	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

EXHIBIT NO.	DESCRIPTION	LOCATION
10.5	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.6	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.7	Power of Attorney, dated September 28, 2007, executed by Zhenyu Wang in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.8	Power of Attorney, dated September 28, 2007, executed by Junjun Xu in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

14.1	Code of Ethics	Provided herewith

16.1	Auditor’s Letter	Provided herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter of the Company	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

99.2	Compensation Committee Charter of the Company	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

99.3	Corporate Governance and Nominating Committee Charter of the Company	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA INSONLINE CORP.
Date: September 29, 2008

	By:	/s/ Junjun Xu
Junjun Xu
Chief Executive Officer, Principal Executive Officer and Director

/s/ Mingfei Yang
Mingfei Yang
Chief Financial Officer, Principal Financial and Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Junjun Xu	Chief Executive Officer, Principal	September 29, 2008
Junjun Xu	Executive Officer and Director

/s/ Mingfei Yang	Chief Financial Officer, Principal	September 29, 2008
Mingfei Yang	Financial and Accounting Officer

/s/ Zhenyu Wang	Chairman of the Board	September 29, 2008
Zhenyu Wang

/s/ Yuefeng Wang	Director	September 29, 2008
Yuefeng Wang

/s/ Yinan Zhang	Director	September 29, 2008
Yinan Zhang

/s/ Xueyan Han	Director	September 29, 2008
Xueyan Han

Director
Edith Kam Ying Ho

/s/ Chunsheng Zhou	Director	September 29, 2008
Chunsheng Zhou

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES

TABLE OF CONTENTS

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 – F-3

CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND 2007	F-4

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED JUNE 30, 2008 AND 2007	F-5

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2008 AND 2007	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2008 AND 2007	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2008 AND 2007	F-8 – F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China INSOnline Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China INSOnline Corp. (formerly Dexterity Surgical, Inc.) and subsidiaries (the “Company”) as of June 30, 2008 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008 included in the Company’s Item 9A(T) “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China INSOnline Corp. and subsidiaries as of June 30, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting policies generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.

Weinberg & Company, P.A.

Boca Raton, Florida
September 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
China INSOnline Corp.

We have audited the accompanying balance sheet of China INSOnline Corp. (the “Company”) as of June 30, 2007 and the related statement of income and comprehensive income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China INSOnline Corp. as of June 30, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ K.P. Cheng & Co.

K.P. Cheng & Co.

Certified Public Accountants
Hong Kong, China
September 28, 2007

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2007
ASSETS
Cash and cash equivalents	$4,567,853	$47,657
Accounts receivable	6,387,502	2,224,342
Deferred taxes	243,676	1,805
Prepayments and deposits	1,284,963	4,891
Other receivables	7,440	10,505
Total Current Assets	12,491,434	2,289,200

Fixed assets, net	257,199	35,721
Software, net	2,671,286	-
Deferred taxes	37,216	-
Total Long-Term Assets	2,965,701	35,721
TOTAL ASSETS	$15,457,135	$2,324,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,642	$-
Other payables and accrued liabilities	1,304,805	20,727
Amount due to a director	153,069	-
Taxes payable	2,902,587	364,431
Deferred taxes	11,530	-
Deferred revenue	63,583	-
Total Current Liabilities	4,438,216	385,158

Deferred taxes	18,792	-
Total Long-Term Liabilities	18,792	385,158
TOTAL LIABILITIES	4,457,008	385,158

COMMITMENTS

SHARHOLDERS’ EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 shares and 26,400,000 shares issued and outstanding as of June 30, 2008 and 2007, respectively	40,000	26,400
Additional paid-in capital	86,360	99,960
Retained earnings	10,113,609	1,778,251
Accumulated other comprehensive income	760,158	35,152
Total Shareholders’ Equity	11,000,127	1,939,763

TOTAL LIABILITIES AND SHARHOLDERS’ EQUITY	$15,457,135	$2,324,921

See accompanying notes to consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended June 30, 2008	Year Ended June 30, 2007

REVENUES, NET	$13,735,376	$2,223,258

COST OF SALES	1,313,582	77,346
GROSS PROFIT	12,421,794	2,145,912

General and administrative expenses	808,432	43,150
Selling expenses	1,130,063	10,991

INCOME FROM OPERATIONS	10,483,299	2,091,771

Interest income, net	19,904	289

INCOME FROM OPERATIONS BEFORE INCOME TAXES	10,503,203	2,092,060

Income taxes	(2,166,846)	(313,809)

NET INCOME	8,336,357	1,778,251

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	725,006	35,183

COMPREHENSIVE INCOME	$9,061,363	$1,813,434

NET INCOME PER SHARE

- BASIC AND DILUTED	$0.24	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING

- BASIC AND DILUTED	33,946,666	26,400,000

See accompanying notes to consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total

BALANCE, JUNE 30, 2006	26,400,000	$26,400	$99,960	$-	$(31)	$126,329

Foreign currency translation gain	-	-	-	-	35,183	35,183

Net income	-	-	-	1,778,251	-	1,778,251

BALANCE, JUNE 30, 2007	26,400,000	26,400	99,960	1,778,251	35,152	1,939,763

Recapitalization	25,079,127	25,079	(25,079)	(999)	-	(999)

Issuance of common stock under Section 1145 Shares	6,000,000	6,000	(6,000)	-	-	-

Cancellation of common stock under Bankruptcy Court Order	(17,479,127)	(17,479)	17,479	-	-	-

Foreign currency translation gain	-	-	-	-	725,006	725,006

Net income	-	-	-	8,336,357	-	8,336,357

BALANCE, JUNE 30, 2008	40,000,000	$40,000	$86,360	$10,113,609	$760,158	$11,000,127

See accompanying notes to consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2008	Year Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,336,357	$1,778,251
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	61,148	3,301
Amortization	134,342	-
Deferred taxes	(248,766)	(1,774)
Changes in operating assets and liabilities:
Accounts receivable	(4,163,160)	(2,224,342)
Other receivables	3,065	(10,505)
Prepayments and deposits	(1,280,072)	(4,891)
Accounts payable	2,642	-
Other payables and accrued liabilities	1,284,078	20,727
Taxes payable	2,538,156	364,431
Deferred revenue	63,583	-
Net cash provided by (used in) operating activities	6,731,373	(74,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(282,459)	(39,022)
Acquisition of software	(2,813,780)	-
Net cash used in investing activities	(3,096,239)	(39,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from registered capital	-	126,360
Advance from a director	153,069	-
Net cash provided by financing activities	153,069	126,360

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,788,203	12,536
Effect of exchange rate changes on cash	731,993	35,121
Cash and cash equivalents, at beginning of the year	47,657	-
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$4,567,853	$47,657

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$631	$-

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

1.  Organization and Principal of Activities

China INSOnline Corp. (“CHIO”), formerly known as Dexterity Surgical, Inc. (“Dexterity Surgical”) was incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, CHIO completed an initial public offering of common stock. In March 2008, CHIO changed its name from Dexterity Surgical, Inc. to China INSOnline Corp. and was traded on The Over-The-Counter Bulletin Board under the symbol “CHIO”. On July 1, 2008, China INSOnline Corp. was approved by the NASDAQ and currently trades on the NASDAQ Capital Market under the same symbol “CHIO”.

On December 18, 2007, CHIO, Rise and Grow Limited (“Rise & Grow”) and Newise Century Inc., the sole stockholder of Rise & Grow (the “Shareholder”) consummated a share exchange agreement (the “Share Exchange Agreement”) pursuant to which the Shareholder transferred to CHIO, and CHIO acquired from the Shareholder, all of the capital stock of Rise & Grow (the “Shares”), which Shares constitute 100% of the issued and outstanding capital stock of Rise & Grow, in exchange for 26,400,000 shares of CHIO’s common stock (“Common Stock”), which shares now constitute 66% of the fully diluted outstanding shares of Common Stock. There were 25,079,127 shares outstanding in CHIO immediately before the Share Exchange Agreement. This share exchange transaction resulted in the Shareholder obtaining a majority voting interest in CHIO. Generally accepted accounting principles require that a company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of CHIO.

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

The First Amended Plan of Liquidation was subsequently amended on March 2, 2006, by an order titled “Order Approving Modification of the First Amended Plan” (the “Order”). The amendments provided for in the Order included the Bankruptcy Court’s authorization of a Debtor-In-Possession Loan (the “DIP Loan”) for payment of administrative expenses of the bankruptcy, which converted into 6,000,000 shares of common stock (the “Section 1145 Shares”) and 3,000,000 warrants under Section 1145 of the U.S. Bankruptcy Code at the option of the holder(s) of the DIP Loan, which were cancelled immediately prior to the Exchange. For an additional $125,000, the Bankruptcy Court authorized the sale of 25,000,000 restricted shares of common stock to an investor for the payment of both administrative claims and creditor claims. Also see Note 10.

The Bankruptcy Court also provided that all of the old shares of Dexterity Surgical’s preferred stock, stock options and warrants were cancelled; issued 29,800 new shares of Common Stock under Section 1145 of the U.S. Bankruptcy Code; issue up to 25,000 shares of Common Stock under Section 1145 of the U.S. Bankruptcy Code to those persons deemed appropriate by the Board of Directors (it was not necessary to issue these shares and therefore they have been cancelled); and appoint new Board members, amend the Certificate of Incorporation to increase the authorized shares of common stock to 100,000,000, amend the Bylaws, change the fiscal year, execute the Share Exchange Agreement and issue shares in which effective control or majority ownership is given, all without stockholder approval. Also see Note 10.

Rise & Grow was formed on February 10, 2006 as a Hong Kong limited company. Zhi Bao Da Tong (Beijing) Technology Co., Ltd (“ZBDT”), a company registered in the People’s Republic of China (the “PRC” or “China”), was established and incorporated by Rise & Grow and commenced business on September 6, 2007. Rise & Grow’s sole business is to act as a holding company for ZBDT.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

1.  Organization and Principal of Activities (Continued)

ZBDT was formed by Rise & Grow for the purpose of developing computer and network software and related products and to promote the development of high-tech industries in the field of Chinese information technology. In compliance with the PRC’s foreign investment restrictions on Internet information services and other laws and regulations, ZBDT conducts all of our Internet information and media services and advertising in China through ZYTX, a domestic Variable Interest Entity (“VIE”), as its primary beneficiary. It does this by controlling Beijing ZYTX Technology Co., Ltd (“ZYTX”), through an Exclusive Technical Consulting and Service Agreement (the “Consulting Agreement”) and related transaction documents dated as of September 28, 2007 (collectively, the “Service Agreements”).

According to the Consulting Agreement, ZBDT has the exclusive right to provide technical consulting and other services to ZYTX, effectively restricting and controlling the operations of ZYTX. Pursuant to Clause 1.3 of the Consulting Agreement, ZBDT, “shall be the sole and exclusive owner of all right, title and interests to any and all intellectual property rights arising from the performance of this Agreement (including but not limited to, copyrights, patent, know-how, commercial secrets and others), no matter whether it is developed by ZBDT or by ZYTX based on ZBDT’s intellectual property rights.” Thus, ZBDT could substantially, solely and exclusively possess all intellectual property of ZYTX which comprise the core value and assets of ZYTX (ultimately, solely and exclusively possessed by the Company).

According to the Equity Purchase Agreements by and between the owners of ZYTX, on the one hand, and ZBDT, on the other hand, ZBDT has the exclusive and irrevocable right to acquire 100% of the equity interests of ZYTX. Furthermore, the Equity Purchase Agreements also state that ZBDT has the right to control the operating activities and the shareholding structure of ZYTX.

In light of the above, ZBDT has a controlling interest in ZYTX because:

ZBDT has the ability to absorb all of the expected residual return from ZYTX, which makes ZBDT the primary beneficiary of ZYTX. In the event ZYTX fails to pay any required amounts, ZBDT could exercise its right to acquire certain pledged shares in ZYTX pursuant to a pledge agreement executed by and between ZYTX’s stockholders and ZBDT which guarantee all required payments;

ZBDT has the exclusive right to purchase all of the outstanding interests in ZYTX, which would make ZYTX a wholly-owned subsidiary of ZBDT when it’s allowable under the PRC regulation;

The Company’s CEO and the Chairman of the Board own all of the interests in ZYTX and also serve as ZYTX’s directors. Furthermore, such individuals oversee and run the business in ZYTX. As a result, the Company, through ZBDT, could exercise absolute influence over ZYTX.

Arrangements with these business enterprises have been evaluated, and those in which ZYTX is determined to have controlling financial interest are consolidated. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN 46”), and amended it by issuing FIN 46R in December 2003. FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements. Upon executing the Consulting Agreement and Service Agreements, ZYTX is now considered a VIE and ZBDT is its primary beneficiary.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

1.  Organization and Principal of Activities (Continued)

ZYTX, an entity consolidated into the Company under FIN 46R, a company registered in the PRC on October 8, 2006, is an Internet e-business development, online advertisement publishing and related online servicing company, which focuses on the PRC insurance industry. With localized web sites targeting Greater China, ZYTX provides a platform through its web site, www.soobao.cn, to consumers, agents and insurance companies for online transaction, advertising, online inquiry, news circulation, statistic analysis and software development. ZYTX also provides online insurance agent services including car, property and life insurance to customers in the PRC.

2.  Principles of Consolidation

The consolidated financial statements included the accounts of CHIO and the following subsidiaries (collectively, the “Company”):

a) Rise and Grow Limited (“Rise and Grow”) – 100% subsidiary of CHIO.

b) Zhi Bao Da Tong (Beijing) Technology Co., Ltd (“ZBDT”) – 100% subsidiary of Rise and Grow.

c) Beijing ZYTX Technology Co., Ltd (“ZYTX”) – a VIE of ZBDT

ZYTX is the major component of the Company’s consolidated financial statements, representing over 95% of the assets and liabilities of the Company.

Inter-company accounts and transactions have been eliminated in consolidation.

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

(c) Fair Value of Financial Instruments

The carrying value of financial instruments classified as current assets and current liabilities, such as accounts receivables, other receivables, prepayments and deposits, accounts payable, other payables and accrued liabilities, approximate fair value due to the short-term nature of the instruments.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

3.  Summary of Significant Accounting Policies (Continued)

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

(e) Prepayments

Prepayments represents cash paid in advance for rental payments, application software, advertising, promotional campaigns, and leasehold improvements.

(f) Fixed assets

Fixed assets are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years for motor vehicles, furniture and fixtures, computers and equipment. For the leasehold improvements, deprecation is computed using the straight-line method over the estimated useful lives or lease term, whichever is shorter.

(g) Software

Software is carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which is seven years for software. The Company acquired two sets of application software, an insurance policy management system and a website streaming system during the year ended June 30, 2008. Both sets of application software are used for internal operations to enhance the Company’s online insurance agency business in the total amount of $2,813,780, which was purchased from independent third-parties. None of the software was internally developed nor was there any internal cost that was capitalized for the software. Based on the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized all the external direct cost of services in obtaining the computer software. Software is periodically reviewed when indicators are present to assess recoverability from future operations using undiscounted cash flows in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Live Assets”. To the extent the carrying value exceeds fair value, an impairment loss is recognized. No impairment was recorded for the year ended June 30, 2008.

(h) Deferred Revenue

Deferred revenue primarily comprises contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

3.  Summary of Significant Accounting Policies (Continued)

(i) Revenue Recognition

Advertising

Advertising revenues are derived mainly from online advertising arrangements, which allow advertisers to place advertisements on particular areas of the Company’s web sites, in particular formats and over particular periods of time. In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value for revenue recognition purposes.

For web site construction service, which is usually included in new advertising contract, revenue is recognized ratably over the displayed period, typically one year. For web site maintenance services, revenue is recognized ratably over the contact period, generally one year.

Software Development

Software development revenue is recognized in accordance with SOP 97-2, when the outcome of a contract for software development can be estimated reliably, contract revenue and costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date, as measured by the proportion that costs incurred to date bear to estimated total costs for each contract. When the outcome of a contract cannot be estimated reliably, contract costs are recognized as an expense in the period in which they are incurred. Contract revenue is recognized to the extent of contract costs incurred that it is probable will be recoverable. Where it is probable that the total contract costs will exceed total contract revenue, the expected loss is recognized as an expense immediately.

Insurance Commissions

Insurance revenues, net of discounts, represent commissions earned from performing agency-related services. Insurance commissions are recognized at the later of the date when the customer is initially billed or the insurance policy effective date.

In accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” cash consideration given to customers or resellers, for which the Company does not receive a separately identifiable benefit or cannot reasonably estimate fair value, are accounted for as a reduction of revenue rather than as an expense.

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product. For the years ended June 30, 2008 and 2007, the Company recognized $304,686 and Nil, respectively, as a reduction of revenue for the discount offered to its customers.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

3.  Summary of Significant Accounting Policies (Continued)

(j) Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are the Renminbi (“RMB”) and Hong Kong Dollar (“HKD”). The financial statements are translated into United States dollars (“US$”) from RMB and US$ from HKD at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	June 30, 2008	June 30, 2007
Year end RMB: US$ exchange rate	6.8591	7.6155
Year average RMB: US$ exchange rate	7.2753	7.7446
Year end HKD: US$ exchange rate	7.7973	7.8190
Year average HKD: US$ exchange rate	7.8081	7.7960

(l) Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. Advertising costs were $962,160 and Nil for the years ended June 30, 2008 and 2007, respectively.

(l) Income Taxes

The Company accounts for income tax using the asset and liability approach. Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future utilization is uncertain.

(m) Reserve Fund

In 2008, a subsidiary of the Company in China transferred 15% of their PRC profit after taxation to the surplus reserve fund. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $315,584 and Nil is restricted as of June 30, 2008 and 2007, respectively, for the surplus reserve fund.

(n) Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

(o) Earnings Per Share

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

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008. The Company is currently in the process of assessing the impact that SFAS No. 161 will have on the disclosures in the Company’s consolidated financial statements.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

5.  Amount Due To a Director

The amount due to a director represents an advance from a director of the Company to Rise & Grow during the year ended June 30, 2008. The outstanding amount is non-interest bearing, unsecured and has no fixed term of repayment.

6.  Fixed Assets

Fixed assets consist of the following:

	June 30, 2008	June 30, 2007
At cost:
Leasehold improvement	$135,003	$-
Furniture and fixtures	13,339	-
Computers and equipment	83,004	39,022
Motor vehicles	94,438	-
	$325,784	$39,022
Less: Accumulated depreciation
Leasehold improvement	44,972	-
Furniture and fixtures	1,032	-
Computers and equipment	15,456	3,301
Motor vehicles	7,125	-
	$68,585	$3,301
Fixed assets, net	$257,199	$35,721

Depreciation expense for the years ended June 30, 2008 and 2007 was $61,148 and $3,301, respectively.

7.  Software

Software consists of the following:

June 30, 2008
Cost	$2,813,780
Less: Accumulated amortization	142,494
Software, net	$2,671,286

Amortization expense for the years ended June 30, 2008 and 2007 was $134,342 and Nil, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ending June 30,	Amount
2009	$401,969
2010	401,968
2011	401,969
2012	401,968
2013	401,969
Thereafter	661,443
Total	$2,671,286

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

8.  Taxes

(a) Corporation Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income taxes for the year ended June 30, 2008 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which is effective from January 1, 2008. Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC is at 33%. As from January 1, 2008, the applicable CIT rate, ZBDT, the wholly owned subsidiary, is 25%, replacing the currently applicable tax rate of 33%. For the year ended June 30, 2008, CIT for ZBDT was $2,570,357 and is due in March 2009. ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008. Starting from January 1, 2009, the actual CIT rate of ZYTX will be 15%. Since ZYTX is exempted from CIT, the Company revised the previous estimated CIT amounting to $335,941 for the year ended June 30, 3008.

Under the new CIT law, the corporate income tax rate applicable to the Company starting from January 1, 2008 is 25%, replacing the current applicable tax rate of 33%. Some of the tax concession granted to eligible companies prior to the new CIT law is grand fathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of June 30, 2008 based on the current applicable tax rate and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimation method.

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 17.5% for both the years ended June 30, 2008 and 2007, respectively. As Rise & Grow has no assessable profits for the years ended June 30, 2008 and 2007, no provision of profits tax has been made.

Income tax expense is summarized as follows:

	2008	2007
Computed “expected” expense	$2,401,192	$315,614
Favorable tax rate effect	(245,217)	(1,805)
Permanent difference	10,871	-
Income tax expense	$2,166,846	$313,809

Provision for income tax expense is summarized as follows:

	2008	2007
Current	$2,401,192	$315,614
Deferred	(234,346)	(1,805)
Income tax expense	$2,166,846	$313,809

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

8.  Taxes (continued)

(a) Corporation Income Tax (“CIT”) (Continued)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:
Social welfare expenses	$19,231	$1,630
Consumable expenses	4,607	175
Advertising	43,738	-
Discount allowed	2,591	-
Business tax	170,953	-
Other	2,556	-
Total current deferred tax assets	$243,676	$1,805

Amortization	$32,373	$-
Depreciation	4,843	-
Total long-term deferred tax assets	$37,216	$-

Total deferred tax assets	$280,892	$1,805

Deferred tax liabilities:
Commission income	$7,776	$-
Software income	1,194	-
Depreciation	80	-
Rent	2,480	-
Total current deferred tax liabilities	$11,530	$-

Amortization	$18,089	$-
Depreciation	703	-
Total long-term deferred tax liabilities	$18,792	$-

Total deferred tax liabilities	$30,322	$-

Net deferred tax assets	$250,570	$1,805

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“FIN 48”), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

(b)	Tax holiday

The Company enjoys certain tax holidays under the new CIT law. The combined effects of the income tax expense reductions available to the Company are as follows:

	2008	2007
Tax holiday effect	$2,101,224	$-
Basic net income per share excluding tax holidays	$0.19	$0.07

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

8.  Taxes (Continued)

(c)	Business Tax

Pursuant to the relevant PRC tax laws, the Company is subject to business tax at 5% of the gross sales, excluding software development income. For the years ended June 30, 2008 and 2007, the Company incurred a total business tax of $1,180,971 and $39,543, respectively, which is included in the cost of sales in the accompanying consolidated statement of income and comprehensive income.

The business tax payable balance of $1,031,519 and Nil at June 30, 2008 and 2007, respectively, are included in other payables and accrued liabilities in the accompanying consolidated balance sheets.

9.  Lease Commitments

The Company occupies office spaces leased from third parties. For the years ended June 30, 2008 and 2007, the Company recognized $132,739 and $9,781, respectively, as rental expense for these spaces. As of June 30, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2009	$182,254
2010	186,632
2011	27,381
$396,267

10.  Shareholders’ Equity

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

(b) Cancellation of Shares Pursuant to the Bankruptcy Court Order

On December 27, 2007, the Company cancelled 17,454,127 shares of common stock pursuant to the Bankruptcy Court Order. On February 4, 2008, 25,000 shares of common stock were cancelled pursuant to the Bankruptcy Court Order.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

11.  Certain Risks and Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company has $4,562,222 and $37,707 in bank deposits with a bank in China, which constitutes about 99.9% and 79.1% of its total cash and cash equivalents as of June 30, 2008 and 2007, respectively. Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007. The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased. In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents. As of June 30, 2008 and 2007, approximately 35% and 66% of the accounts receivable and 31% and 66% of revenues were derived from the software development business, respectively. Regarding its online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for both the years ended June 30, 2008 and 2007.

The concentration of sales and accounts receivable for the years ended June 30, 2008 and 2007 are summarized as below:

	Sales		Accounts Receivable
	2008	2007	2008	2007
Software Development
Company A	18%	-	22%	-
Company B	5%	56%	13%	57%
Company C	-	9%	-	9%
Others	8%	1%	-	-
	31%	66%	35%	66%

Online Insurance Advertising	67%	34%	64%	34%

Insurance Agency	2%	-	1%	-

Total	100%	100%	100%	100%

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

12.  Segment Information

Based on criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates three business segments for the years ended June 30, 2008 and 2007, which are software development, online insurance advertising and insurance agency within the PRC. The following is the summary information by segment as of and for the years ended June 30, 2008 and 2007:

	Software Development	Online Insurance Advertising	Insurance Agency	Administ- ration	Total
Year ended June 30, 2008
Revenues, net	$4,298,739	$9,432,393	$4,244	$-	$13,735,376
Cost of sales	94,502	556,683	17,298	645,099	1,313,582
Gross profit (loss)	$4,204,237	$8,875,710	$(13,054)	$(645,099)	$12,421,794

Year ended June 30, 2008
Long-lived assets	$30,849	$1,954	$2,674,724	$258,174	$2,965,701
Current assets	$2,226,184	$4,044,456	$1,325,961	$4,894,833	$12,491,434

Year ended June 30, 2007
Revenues, net	$1,469,252	$754,006	$-	$-	$2,223,258
Cost of sales	33,868	43,478	-	-	77,346
Gross profit	$1,435,384	$710,528	$-	$-	$2,145,912

Year ended June 30, 2007
Long-lived assets	$17,047	$18,674	$-	$-	$35,721
Current assets	$1,459,998	$769,235	$-	$-	$2,229,233