Form 10-Q
period 2008-09-30
China INSOnline Corp.
filed 2008-11-17
CIK 860131

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

CHINA INSONLINE CORP.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 10, 2008, the registrant had 40,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INSONLINE CORP.

(Formerly Known As Dexterity Surgical, Inc.)

AND

SUBSIDIARIES

Condensed Consolidated Financial Statements
For The Three Months ended September 30, 2008 and 2007
(Unaudited)

CHINA INSONLINE CORP.

(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)

AND

SUBSIDIARIES

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBR 30, 2008 (UNAUDITED) AND JUNE 30, 2008	F-3

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)	F-6 – F-17

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2008	June 30, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$8,137,156	$4,567,853
Accounts receivable, net of reserve of $288,845 and $0 at September 30, 2008 and June 30, 2008, respectively	7,519,238	6,387,502
Deferred taxes	373,537	243,676
Prepayments and deposits	360,277	1,284,963
Other receivables	3,934	7,440
Total Current Assets	16,394,142	12,491,434

Fixed assets, net	301,224	257,199
Software, net	2,570,498	2,671,286
Deferred taxes	39,979	37,216
Total Long-Term Assets	2,911,701	2,965,701
TOTAL ASSETS	$19,305,843	$15,457,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$12,134	$2,642
Other payables and accrued liabilities	1,641,610	1,304,805
Amount due to a director	153,157	153,069
Taxes payable	3,954,838	2,902,587
Deferred taxes	24,088	11,530
Deferred revenue	-	63,583
Total Current Liabilities	5,785,827	4,438,216

Deferred taxes	-	18,792
Total Long-Term Liabilities	-	18,792
TOTAL LIABILITIES	5,785,827	4,457,008

COMMITMENTS

SHARHOLDERS’ EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized;
40,000,000 shares issued and outstanding as of September 30, 2008 and June 30, 2008, respectively	40,000	40,000
Additional paid-in capital	86,360	86,360
Retained earnings (restricted portion of $315,584 at September 30, 2008 and June 30, 2008)	12,575,673	10,113,609
Accumulated other comprehensive income	817,983	760,158
Total Shareholders’ Equity	13,520,016	11,000,127

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,305,843	$15,457,135

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

REVENUES, NET	$5,471,449	$2,346,689

COST OF SALES	437,471	93,104
GROSS PROFIT	5,033,978	2,253,585

General and administrative expenses	678,333	78,098
Selling expenses	999,364	20,716

INCOME FROM OPERATIONS	3,356,281	2,154,771

Financial (expense) income, net	(42)	1,271

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,356,239	2,156,042

Income taxes	894,175	323,406

NET INCOME	2,462,064	1,832,636

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	57,825	39,961

COMPREHENSIVE INCOME	$2,519,889	$1,872,597

NET INCOME PER SHARE
- BASIC AND DILUTED	$0.06	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING
- BASIC AND DILUTED	40,000,000	26,400,000

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,462,064	$1,832,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,823	2,447
Amortization	100,788	-
Deferred taxes	(138,858)	(2,423)
Provision for doubtful accounts	287,971	-
Changes in operating assets and liabilities:
Accounts receivable	(1,419,707)	532,803
Other receivables	3,506	10,284
Prepayments and deposits	924,686	(12,787)
Accounts payable	9,492	4,268
Other payables and accrued liabilities	336,805	8,115
Taxes payable	1,052,251	406,602
Deferred revenue	(63,583)	18,727
Net cash provided by operating activities	3,586,238	2,800,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(74,340)	(53,985)
Net cash used in investing activities	(74,340)	(53,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to a related company	-	(645,737)
Advances from a director	88	1,624
Net cash provided by (used in) financing activities	88	(644,113)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,511,986	2,102,574
Effect of exchange rate changes on cash	57,317	38,337
Cash and cash equivalents, at beginning of the period	4,567,853	47,657
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$8,137,156	$2,188,568

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

1.	Organization and Principal of Activities

China INSOnline Corp. (“CHIO”), formerly known as Dexterity Surgical, Inc. (“Dexterity Surgical”) was incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, Dexterity Surgical completed an initial public offering of its common stock par value $0.001 per share (“Common Stock”), which at such time was trading on The Over The Counter Bulletin Board. In March 2008, Dexterity Surgical, Inc. changed its name to China INSOnline Corp. On July 1, 2008, CHIO’s Common Stock was approved by the NASDAQ to trade on the NASDAQ Capital Market under the symbol “CHIO”.

On December 18, 2007, Dexterity Surgical, Rise and Grow Limited (“Rise & Grow”) and Newise Century Inc., the sole stockholder of Rise & Grow (the “Shareholder”) consummated a share exchange agreement (the “Share Exchange Agreement”) pursuant to which the Shareholder transferred to Dexterity Surgical, and Dexterity Surgical acquired from the Shareholder, all of the capital stock of Rise & Grow (the “Shares”), which Shares constitute 100% of the issued and outstanding capital stock of Rise & Grow, in exchange for 26,400,000 shares of Common Stock, which shares now constitute 66% of the fully diluted outstanding shares of Common Stock. This share exchange transaction resulted in the Shareholder obtaining a majority voting interest in Dexterity Surgical. Generally accepted accounting principles require that a company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition. Accordingly, the share exchange transaction has been accounted for as a recapitalization of Dexterity Surgical.

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

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

1.	Organization and Principal of Activities (Continued)

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

In light of the above, ZBDT has a controlling interest in ZYTX based on the fact that:

•
ZBDT has the ability to absorb all of the expected residual return from ZYTX, which makes ZBDT the primary beneficiary of ZYTX. In the event ZYTX fails to pay any required amounts, ZBDT could exercise its right to acquire certain pledged shares in ZYTX pursuant to a pledge agreement executed by and between ZYTX’s stockholders and ZBDT which guarantee all required payments;

•	ZBDT has the exclusive right to purchase all of the outstanding interests in ZYTX, which would make ZYTX a wholly-owned subsidiary of ZBDT when it’s allowable under the PRC regulation;

•
The Company’s CEO and the Chairman of the Board own all of the interests in ZYTX and also serve as ZYTX’s directors. Furthermore, such individuals oversee and run the business in ZYTX. As a result, the Company, through ZBDT, could exercise absolute influence over ZYTX.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

1.	Organization and Principal of Activities

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

2.	Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

3.	Principles of Consolidation

The consolidated financial statements included the accounts of CHIO and the following subsidiaries (collectively, the “Company”):

a) Rise and Grow – 100% subsidiary of CHIO.

b) ZBDT – 100% subsidiary of Rise and Grow.

c) ZYTX – a VIE of ZBDT

ZYTX is the major component of the Company’s consolidated financial statements, representing over 99% of the assets and liabilities of the Company.

All inter-company accounts and transactions have been eliminated in consolidation.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

4.	Summary of Significant Accounting Policies

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

(d)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

(e)	Revenue Recognition

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

Under the guidance of the SOP 97-2 “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, the Company determines vendor-specific objective evidence (“VOSE”) based on actual prices charged when the service is sold on a standalone basis.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

4.	Summary of Significant Accounting Policies (Continued)

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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product. For the periods ended September 30, 2008 and 2007, the Company recognized $67,190 and Nil, respectively, as a reduction of revenue for the discount offered to its customers.

(f)	Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are the Renminbi (“RMB”) and Hong Kong Dollar (“HKD”). The financial statements are translated into United States dollars (“US$”) from RMB and US$ from HKD at period/year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	September 30, 2008	June 30, 2008	September 30, 2007
Period/year end RMB: US$ exchange rate	6.8183	6.8591	7.5108

Period/year average RMB: US$ exchange rate	6.8390	7.2753	7.5635

Period/year end HKD: US$ exchange rate	7.7667	7.7973	7.7693

Period/year average HKD: US$ exchange rate	7.7970	7.8081	7.7833

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

5.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations are determined.

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

6.	Fixed Assets

Fixed assets consist of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)
At cost:
Leasehold improvement	$180,428	$135,003
Furniture and fixtures	13,711	13,339
Computers and equipment	112,162	83,004
Motor vehicles	94,439	94,438
	400,740	325,784
Less: Accumulated depreciation
Leasehold improvement	66,653	44,972
Furniture and fixtures	1,770	1,032
Computers and equipment	19,478	15,456
Motor vehicles	11,615	7,125
	99,516	68,585
Fixed assets, net	$301,224	$257,199

Depreciation expense for the three months ended September 30, 2008 and 2007 was $30,823 and $2,447, respectively.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

7.	Software

Software consists of the following:

	September 30, 2008	June 30, 2008
	(Unaudited)
Cost	$2,813,780	$2,813,780
Less: Accumulated amortization	243,282	142,494
Software, net	$2,570,498	$2,671,286

Amortization expense for the three months ended September 30, 2008 and 2007 were $100,788 and Nil, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ending June 30,	Amount
2009	$302,364
2010	403,152
2011	403,152
2012	403,152
2013	403,152
Thereafter	655,526
Total	$2,570,498

8.	Taxes

(a)	Corporation Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income taxes for the three months ended September 30, 2008 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008. Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for ZBDT, the wholly owned subsidiary, is 25%. For the three months ended September 30, 2008, CIT for ZBDT was $1,031,117. ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered as a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008. Starting from January 1, 2009, the CIT rate of ZYTX will be 15%. ZYTX is exempted from CIT for the three months ended September 30, 2008.

Some of the tax concession granted to eligible companies prior to the new CIT law is grand fathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of September 30, 2008 and June 30, 2008 based on the current applicable tax rate and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimates.

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 17.5% for both the three months ended September 30, 2008 and 2007, respectively. As Rise & Grow has no assessable profits for the periods ended September 30, 2008 and 2007, no provision for profits tax has been made.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

8.	Taxes (Continued)

(a)	Corporation Income Tax (“CIT”) (Continued)

Computed “expected” expense of the Company was calculated using 25% and 15% income tax rate for the three months ended September 30, 2008 and three months ended September 30, 2007 respectively.

Income tax expense is summarized as follows:

	Three Months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Computed “expected” expense	$839,060	$323,406
Permanent difference	55,115	-
Income tax expense	$894,175	$323,406

Provision for income tax expense is summarized as follows:

	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Current	$1,031,117	$323,406
Deferred	(136,942)	-
Income tax expense	$894,175	$323,406

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

8.	Taxes (Continued)

(a)	Corporation Income Tax (“CIT”) (Continued)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2008	June 30, 2008
	(Unaudited)
Deferred tax assets:
Social welfare expenses	$24,189	$19,231
Consumable expenses	4,747	4,607
Advertising	71,343	43,738
Discount allowed	998	2,591
Business tax	221,887	170,953
Provision for doubtful debts	43,327	-
Depreciation	3,027	-
Other	4,019	2,556
Total current deferred tax assets	373,537	243,676

Amortization	32,568	32,373
Depreciation	7,411	4,843
Total long-term deferred tax assets	39,979	37,216

Total deferred tax assets	413,516	280,892

Deferred tax liabilities:
Commission income	7,822	7,776
Software income	-	1,194
Depreciation	1,847	80
Rent	770	2,480
Amortization	13,649	-
Total current deferred tax liabilities	24,088	11,530

Amortization	-	18,089
Depreciation	-	703
Total long-term deferred tax liabilities	-	18,792

Total deferred tax liabilities	24,088	30,322

Net deferred tax assets	$389,428	$250,570

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

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

8.	Taxes (Continued)

(b)	Business Tax

Pursuant to the relevant PRC tax laws, the Company is subject to business tax at 5% of the gross sales, excluding software development income. Business tax is also charged on inter-company sales, which is eliminated on consolidation. For the three months ended September 30, 2008 and 2007, the Company incurred a total business tax of $398,009 and $73,799, respectively, which is included in the cost of sales in the accompanying consolidated statement of income and comprehensive income.

The business tax payable balance of $1,311,096 and $106,362 at September 30, 2008 and 2007, respectively, are included in other payables and accrued liabilities in the accompanying consolidated balance sheets.

9.	Lease Commitments

The Company occupies office spaces leased from third parties. For the three months ended September 30, 2008 and 2007, the Company recognized $71,500 and $17,433, respectively, as rental expense for these spaces. As of September 30, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2009	$245,032
2010	199,141
2011	29,216
$473,389

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

10.	Certain Risks and Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company has $8,127,679 and $4,562,222 in bank deposits in the banks in China, which constitutes about 99.9% and 99.9% of its total cash and cash equivalents as of September 30, 2008 and June 30, 2008, respectively. Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007. The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of RMB businesses to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased. In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents. As of September 30, 2008 and June 30, 2008, approximately 25% and 35% for the software development and 74% and 64% for online insurance advertising, respectively. Regarding its online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the three months ended September 30, 2008 and 2007.

The concentration of sales for the three months ended September 30, 2008 and 2007, and accounts receivable for the three months ended September 30, 2008 and year ended June 30, 2008 are summarized as below:

	Sales		Accounts Receivable
	September 30, 2008	September 30, 2007	September 30, 2008	June 30, 2008
Software Development
Company 1	25%	-	18%	-
Company 2	10%	-	7%	13%
Company 3	-	43%	-	-
Company 4	-	-	-	22%
	35%	43%	25%	35%

Online Insurance Advertising	64%	57%	74%	64%

Insurance Agency	1%	-	1%	1%

Total	100%	100%	100%	100%

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

11.  Segment Information

Based on criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates three business segments for the period ended September 30, 2008 and 2007, which are software development, online insurance advertising and insurance agency within the PRC. The following is the summary information by segment as of and for the period ended September 30, 2008 and 2007:

	Software Development	Online Insurance Advertising	Insurance Agency	Administ- ration	Total
Three months ended September 30, 2008
Revenues, net	$1,919,196	$3,549,431	$2,822	$-	$5,471,449
Cost of sales	29,086	205,396	3,943	199,046	437,471
Gross profit (loss)	$1,890,110	$3,344,035	$(1,121)	$(199,046)	$5,033,978

Three months ended September 30, 2008
Long-lived assets	$55,685	$1,788	$2,574,704	$279,524	$2,911,701
Current assets	$1,933,033	$5,491,552	$371,143	$8,598,414	$16,394,142

Three months ended September 30, 2007
Revenues, net	$1,004,826	$1,341,627	$236	$-	$2,346,689
Cost of sales	18,610	74,494	-	-	93,104
Gross profit	$986,216	$1,267,133	$236	$-	$2,253,585

12.  Subsequent Event

Effective October 28, 2008, the Company consummated a Share Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Seller sold to the Company, all of the issued and outstanding capital stock of Guang Hua Insurance Agency Company Limited, a limited liability company organized under the laws of The People’s Republic of China (the “Target”) for a purchase price equal to RMB$40,000,000 (US$5,828,062) in cash. As a result of the transaction, the Target became a wholly-owned subsidiary of the Company. The Target is an insurance agency and performs services similar to those of the Company in China. The Company intends to file audited financial statements of the Target for the fiscal years ended June 30, 2008 and 2007, together with interim unaudited financial statements of the Target for the three months ended September 30, 2008 by amendment to our Current Report on Form 8-K as filed with the SEC on November 3, 2008. The pro forma effects of the acquisition are immaterial to the condensed consolidated periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes” “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this report.

Acquisition of Rise & Grow

On December 18, 2007 (the “Closing Date”), China INSOnline Corp., formerly known as Dexterity Surgical, Inc. (“Dexterity Surgical”) and hereinafter, “CHIO” and together with its subsidiaries, the “Company”, entered into a Share Exchange Agreement (the “Exchange Agreement”) with Rise and Grow Limited, an inactive Hong Kong limited holding company (“Rise & Grow”) and Newise Century Inc., a British Virgin Islands company and the sole stockholder of Rise & Grow (the “Stockholder”). As a result of the share exchange, CHIO acquired all of the issued and outstanding securities of Rise & Grow from the Stockholder in exchange for Twenty-Six Million Four Hundred Thousand (26,400,000) newly-issued shares of CHIO’s common stock, par value $0.001 per share (“Common Stock”). As a result of the exchange, Rise & Grow became our wholly-owned and chief operating subsidiary. We currently have no other business operations other than those of Rise & Grow.

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

ZYTX was originally founded with goal of raising the national insurance consciousness and reducing the cost on national security in China by constructing and maintaining its network portal (www.soobao.cn) in order to integrate and optimize business flow during the course of insurance sales and related client services. From incorporation through the end of September 30, 2008, ZYTX was primarily engaged in institutional preparation and prior-period business development. Thereafter, through trial implementation of www.soobao.cn, ZYTX’s products and services received favorable reviews and recognition in the Chinese insurance industry. ZYTX strengthened its technical research and development and expanded its product line after collecting suggestions from clients. In April 2007, www.soobao.cn was formally put into use. For the period ended September 30, 2008, the Company realized a business income of US$5.53 million (Revenue, net US$5.47 million) and net profits of US$2.66 million.

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

The unaudited condensed consolidated financial statements of the Company as of September 30, 2008 and for the three (3) months ended September 30, 2008 have been prepared in accordance with generally accepted accounting principles of interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full year.

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

(e) Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable and the balance has been outstanding over 90 days. As at September 30, 2008 and 2007, the Company has allowance for doubtful debts of $288,845 and Nil, respectively.

(f) Prepayments

Prepayments represent cash paid in advance for advertising, and promotional campaigns, rental payments and various deposits.

	September 30, 2008		June 30, 2008		Variance

Prepayment	$257,704	72%	$1,190,424	93%	$(932,720)	(78)%
Prepaid rents	72,786	20%	64,929	5%	7,857	12%
Deposits	29,787	8%	29,610	2%	177	0.5%
	$360,277	100%	$1,284,963	100%	$(924,686)	(72)%

Prepayment represents advance payment to a promotion service provider for promotion and brand building services which the Company commenced in May 2008. The advertising and promotion campaigns spread across several months through the end of year 2008. The Company charged the portion of the payment to the advertising costs for the period according to the completed progress of the project. Prepaid rents represent rents prepaid to the landlords, for the period from one to eleven months in accordance with the operating lease agreements, for the offices of the Company. Deposits represent various deposits such as water and renovation deposits paid for the offices of the Company. This decrease in prepayment was due to charging of promotion campaign expenses from the prepayment account to the advertising costs in the profit and loss account according to the progress of the completion of the advertising and promotion campaign during the three months ended September 30, 2008.

(g) Fixed assets

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

(h) Software

Software is carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which is seven years. During the year ended June 30, 2008, the Company acquired two sets of application software, one is an insurance policy management system and the other is a website streaming system. Both sets of application software are used for internal operations to enhance the Company’s online insurance agency business. The total amount of the software was $2,813,780, and the software was purchased from independent third-parties. None of the software was internally developed nor was there any internal cost that was capitalized for the software. Based on the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized all the external direct cost of services in obtaining the computer software. Software is periodically reviewed for impairment, considering whether indicators are present which would affect the recoverability from future operations. The undiscounted cash flows projection was used in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Live Assets”. To the extent the carrying value exceeds fair value, an impairment loss is recognized. No impairment was recorded for the three months ended September 30, 2008 and the year ended June 30, 2008.

(i) Deferred Revenue

Deferred revenue primarily comprises of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

(j) Revenue Recognition

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

Under the guidance of the SOP 97-2 “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, the Company determines vendor-specific objective evidence (“VOSE”) based on actual prices charged when the service is sold on a standalone basis.

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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product. For the three months ended September 30, 2008 and 2007, the Company recognized $67,190 and Nil, respectively, as a reduction of revenue for the discount offered to its customers.

(k) Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are the Renminbi (“RMB”) and Hong Kong Dollar (“HKD”). The financial statements are translated into United States dollars (“US$”) from RMB and US$ from HKD at period/year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	September 30, 2008	June 30, 2008	September 30, 2007
Period/year end RMB: US$ exchange rate	6.8183	6.8591	7.5108
Period/year average RMB: US$ exchange rate	6.8390	7.2753	7.5635
Period/year end HKD: US$ exchange rate	7.7667	7.7973	7.7693
Period/year average HKD: US$ exchange rate	7.7970	7.8081	7.7833

(l) Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for campaigns that spread across several months are charged to the profit and loss account according to the progress of the campaigns completed. Differences between amounts paid to promotion service providers in advance for which advertising work has not been completed are included in the prepayment account on the balance sheet. Advertising costs charged to the profit and loss account were $914,171 and Nil for the three months ended September 30, 2008 and 2007, respectively. Advertising costs are grouped under selling expenses in the profit and loss account.

(m) Income Taxes

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

(n) Reserve Fund

In 2008, a subsidiary of the Company in China transferred 15% of their PRC profit after taxation to the surplus reserve fund. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $315,584 and Nil is restricted as of September 30, 2008 and 2007, respectively, for the surplus reserve fund.

(o) Comprehensive Income

Comprehensive income include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

(p) Earnings Per Share

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R), Business Combination,. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 141 (R) will significantly affect the accounting for future business combinations and we will determine the accounting as new combinations occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 160 will have on its financial statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. We are currently evaluating the impact of adopting this statement.

Results of Operations

For the Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

Our operating results are presented on a condensed consolidated basis for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended September 30, 2008 and 2007.

	2008		2007		Variance

REVENUES	$5,538,639	101%	$2,346,886	100%	$3,191,753	136%
DISCOUNT ALLOWED	67,190	1%	197	0%	66,993	34007%
REVENUES, NET	5,471,449	100%	2,346,689	100%	3,124,760	133%
COST OF SALES	437,471	8%	93,104	4%	344,367	370%
GROSS PROFIT	5,033,978	92%	2,253,585	96%	2,780,393	123%
General & administrative expenses	678,333	12%	78,098	3%	600,235	769%
Selling expenses	999,364	18%	20,716	1%	978,648	4724%
OPERATING INCOME	3,356,281	61%	2,154,771	92%	1,201,510	56%
Financial (expense) income, net	(42)	0%	1,271	0%	(1,313)	(103)%
INCOME BEFORE TAXES	3,356,239	61%	2,156,042	92%	1,200,197	56%
Income tax	894,175	16%	323,406	14%	570,769	176%
NET INCOME	$2,462,064	45%	$1,832,636	78%	$629,428	34%

Revenues

The Company’s consolidated revenue rose to $5,538,639 for the three months ended September 30, 2008, a 136% increase from $2,346,886 reported for the three months ended September 30, 2007. The consolidated net revenue rose to $5,471,449 for the three months ended September 30, 2008, a 133% increase from $2,346,689 reported for the three months ended September 30, 2007.

The increase in revenue can be attributed to the following factors: the significant increase of online insurance advertising services, the increase of software development projects and the launch of new business operation of insurance agency services.

	2008		2007		Variance

Software development	$1,919,196	35%	$1,004,826	43%	$914,370	91%
Online insurance advertising	3,549,431	64%	1,341,627	57%	2,207,804	165%
Insurance agency	70,012	1%	433	0%	69,579	16069%
Total Revenue	$5,538,639	100%	$2,346,886	100%	$3,191,753	136%

The significant increase in online insurance advertising services is a result of the significant increase in the number of insurance agents that place advertisements on the Company’s website. There were 87 teams of insurance agents that placed advertisements on the Company’s website during the three months ended September 30, 2008 compared to 14 teams during the three months ended September 30, 2007. Each team of insurance agents include a number of individual insurance agents. Each individual insurance agent signed an advertisement contract with the Company. There were 323 contracts in effect during the three months ended September 30, 2008, compared to 41 contracts in effect during the three months ended September 30, 2007. Online insurance advertising revenue increased by 165% or $2,207,804 to $3,549,431 for the three months ended September 30, 2008 from $1,341,627 for the three months ended September 30, 2007.

The increase in software development projects during the three months ended September 30, 2008 of 91% and $1,919,196 compared to the three months ended September 30, 2008 was due to the increase in the number of software development projects. There was one completed software development project for the three months ended September 30, 2007 compared to one “work in progress” project and one completed project for the three months ended September 30, 2008.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) increased $344,367 or 370% to $437,471 or 8% of net revenues for the three months ended September 30, 2008, from $93,104 or 4% of net revenues for the three months ended September 30, 2007. The increase in COS is attributed to the significant increase in revenues and accordingly the enlarged the scale of operations to meet the operational needs. Besides, the Business Tax for the inter-company transactions was $199,046 for the three months ended September 30, 2008, which was generated from the consultancy services fee paid by our VIE, ZYTX, to its primary beneficiary, ZBDT.

	2008		2007		Variance

Business tax and levies	$398,009	91%	$73,799	79%	$324,210	439%
Salaries and allowance	24,242	6%	10,645	11%	13,597	128%
Social insurance	9,819	2%	4,667	5%	5,152	110%
Depreciation	2,328	1%	1,225	1%	1,103	90%
Other	3,073	1%	2,768	3%	305	11%
Total Cost of Sales	$437,471	100%	$93,104	100%	$344,367	370%

Gross Profit

The Company’s consolidated gross profit increased by $2,780,393 or 123% to $5,033,978 for the three months ended September 30, 2008 from $2,253,585 for the three months ended September 30, 2007. The increase in gross profit is attributable to the significant increase in revenues, including software development and online insurance advertising.

General and Administrative Expenses

General and administrative expenses were $678,333 or 12% of our net revenue for the three months ended September 30, 2008, as compared to $78,098 or 3% of net revenues for the three months ended September 30, 2007. The increase was mainly attributable to the growth of our business operations.

Selling Expenses

Selling expenses were $999,364 or 18% of net revenues for the three months ended September 30, 2008, as compared to $20,716, or 1% of net revenues for the three months ended September 30, 2007. The increase is attributable to expenses on advertising and promotion incurred for the three months ended September 30, 2008 in the amount of $912,838 (Rmb6,242,900) for branding and promotion of the business and our web portal, which has never been incurred before May 2008.

Financial (Expense)/Income, net

Net financial expense for the three months ended September 30, 2008 was $42, which represents a 103% or $1,313 decrease from $1,271 of net interest income for the three months ended September 30, 2007. The slight change from net interest income to net financial expense was because of increased scale of operation which financial expense increased as a result.

Income Taxes

The Company did not record a provision for U.S. federal income taxes for the three months ended September 30, 2008 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008. Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for ZBDT, our wholly owned subsidiary, is 25%. For the three months ended September 30, 2008, CIT for ZBDT was $1,031,117. ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered as a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the period from January 1, 2007 to December 31, 2008. Starting from January 1, 2009, the CIT rate of ZYTX will be 15%. ZYTX is exempted from CIT for the three months ended September 30, 2008.

Some of the tax concessions granted to eligible companies prior to the new CIT law is grand fathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of September 30, 2008 and June 30, 2008 based on the current applicable tax rate and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts using our best estimates.

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 17.5% for both the three months ended September 30, 2008 and 2007, respectively. As Rise & Grow has no assessable profits for the three months ended September 30, 2008 and 2007, no provision for profits tax has been made.

Computed “expected” expense of the Company was calculated using 25% and 15% income tax rate for the three months ended September 30, 2008 and three months ended September 30, 2007 respectively.

Income tax expense is summarized as follows:

	Three Months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Computed “expected” expense	$839,060	$323,406
Permanent difference	55,115	-
Income tax expense	$894,175	$323,406

Provision for income tax expense is summarized as follows:

	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Current	$1,031,117	$323,406
Deferred	(136,942)	-
Income tax expense	$894,175	$323,406

Net Income

The net income of Company for three months ended September 30, 2008 increased 34% or $629,428 to $2,462,064 from $1,832,636 for the three months ended September 30, 2007. This significant increase is a result of the increase of online insurance advertising income and the effective promotion of our business in Beijing city.

Results by Segment

The Company has determined that there are three reportable business segments for the three months ended September 30, 2008 and 2007, which are software development, online insurance advertising and insurance agency within the PRC.

(a) Software Development

	2008		2007		Variance

Revenue	$1,919,196	100%	$1,004,826	100%	$914,370	91%
COS	29,086	2%	18,610	2%	10,476	56%
Gross profit	$1,890,110	98%	$986,216	98%	$903,894	92%

Revenues from software development increased by 91% or $914,370 to $1,919,196 for the three months ended September 30, 2008 from $1,004,826 for the three months ended September 30, 2007. The increase is attributable to the completion of one project and progress completion of another project during the three months ended September 30, 2008 and those projects value were 50% more than the project completed in same period of 2007.

In additions, the Company maintained a stable COS and GP ratio throughout the three months ended September 30, 2008 and 2007, which is summarized as below:

	2008		2007		Variance

Salaries and allowance	$16,894	58%	$10,645	57%	$6,249	59%
Social insurance	6,924	24%	4,031	22%	2,893	72%
Depreciation	2,195	8%	1,166	6%	1,029	88%
Other	3,073	11%	2,768	15%	305	11%
	$29,086	100%	$18,610	100%	$10,476	56%

Similar to September 30, 2007, salaries and allowances were the major components of COS for Software Development income. Salaries and allowances increased by 59% or $6,249 to $16,894 for the three months ended September 30, 2008 from $10,645 for the three months ended September 30, 2007. This increase is attributable to the increase in the number of software engineers hired.

Different from the other business segments, the Software Development segment is the only segment not subject to business tax and levies under existing PRC tax law. As a result, no business tax and levy expenses were incurred.

(b) Online Insurance Advertising

	2008		2007		Variance

Revenue	$3,549,431	100%	$1,341,627	100%	$2,207,804	165%
COS	205,396	6%	74,494	6%	130,902	176%
Gross profit	$3,344,035	94%	$1,267,133	94%	$2,076,902	164%

Revenues from online insurance advertising increased by 165% or $2,207,804 to $3,549,431 for the three months ended September 30, 2008 from $1,341,627 for the three months ended September 30, 2007. This increase is attributable to the significant increase in the number of insurance agents that place advertisements on the Company’s website. There were 87 teams of insurance agents that placed advertisements on the Company’s website during the three months ended September 30, 2008 compared to 14 teams during the three months ended September 30, 2008. Each team of insurance agent includes a number of individual insurance agents. Each individual insurance agent signed an advertisement contract with the Company. There were 323 contracts in effect during the three months ended September 30, 2008, compared to 41 contracts in effect during the three months ended September 30, 2008.

Meanwhile, the Company maintained stable COS and GP ratios for both fiscal three months ended September 30, 2008 and 2007.

	2008		2007		Variance

Business tax and levies	$195,219	95%	$73,799	99%	$121,420	165%
Salaries and allowance	7,149	3%	-	0%	7,149	100%
Social insurance	2,895	1%	636	1%	2,259	355%
Depreciation	133	0%	59	0%	74	125%
	$205,396	100%	$74,494	100%	$130,902	176%

As the Online Insurance Advertising segment is subject to business tax and levies, business tax and levies became the most significant elements of the COS, which was 5.5% of our revenue. Compared to the same period of the prior year, this increase in Business taxes and levies is attributable to the increase in revenue.

(c) Insurance Agency

	2008		2007		Variance

Revenue	$70,012	2481%	$433	183%	$69,579	16069%
Discount allowed	67,190	2381%	197	83%	66,993	34007%
Revenue, net	$2,822	100%	$236	100%	$2,586	1096%
COS	3,943	140%	0	0%	3,943	100%
Gross loss	$(1,121)	(40)%	$236	100%	(1,357)	(575)%

Insurance agency was launched in September 2007. In order to penetrate the market, the Company offered attractive discounts to the customers and promoted the brand and web portal.

Revenue on Insurance agency is also subject to Business tax and levies, the COS mainly consists of Business tax and levies on 5.5% of revenue, amounting to $3,744 for the three months ended September 30, 2008.

(d) Administration

	2008		2007		Variance

Revenue	$-	-	$-	-	$-	-
COS	199,046	100%	-	-	199,046	100%
Gross loss	$(199,046)	100%	$-	-	$(199,046)	100%

Administration represented the inter-companies’ service income from ZYTX to ZBDT, which was eliminated on consolidation. However, under the relevant PRC tax laws, service income of ZBDT was subject to Business Tax and levies of 5.5% on revenue, which was recognized as a COS of administration.

Liquidity and Capital Resources

Cashflow

As of September 30, 2008, the Company had $8,127,679 in bank deposits in banks in China, which constitutes about ninety-nine point nine percent (99.9%) of its total cash and cash equivalents as of such date.

We summarize our Statement of Cashflow for the periods ended September 30, 2008 and 2007 as below:

	2008	2007	Variance
Net cash provided by (used in)
Operating activities	$3,586,238	$2,800,672	$785,566	28%
Investing activities	(74,340)	(53,985)	(20,355)	38%
Financing activities	88	(644,113)	644,201	(100)%
Net change in cash and cash equivalents	3,511,986	2,102,574	1,409,412	67%

Effect of exchange rate changes on cash and cash equivalents	57,317	38,337	18,980	50%

Cash and cash equivalents at beginning of period	4,567,853	47,657	4,520,196	9485%

Cash and cash equivalents at end of period	$8,137,156	$2,188,568	$5,948,588	272%

Cash flows provided by operating activities during the three months ended September 30, 2008 amounted to $3,586,238, representing an increase of $785,566 or 28% from cash outflow to cash inflow, as compared with cash flows used in operating activities of $2,800,672 during the three months ended September 30, 2007. The increase in cash flows from operating activities was primarily due to the benefits obtained from the Company’s operating activities which have been enhanced on both software development and online insurance advertising.

Cash flows used in investing activities was $74,340 during the three months ended September 30, 2008, which represented an increase of $20,355 or 38%, as compared to $53,985 for the three months ended September 30, 2007. This increase is mainly attributable to the leasehold improvements in our new office of $45,425 and acquisition of fixed assets amounting to $29,460 to facilitate the new business of insurance agency services.

For the three months ended September 30, 2008, cash provided by financing activities was $88, which represented a increase of $644,201 or 100%, as compared to cash used in financing activities of $644,113 for the three months ended September 30, 2007. Last period’s amount represented repayment from a director for an amount due from the director. The current period amount represented an advance from a director to the Company for the operating expenses of Rise & Grow of $88. The amount due from the former director of ZYTX for the last period was fully settled and therefore there was no such repayment during the current period, resulting in a decrease in the cash provided by financing activities during the current period.

Liquidity

The primary source of liquidity had been cash generated from operations, which included cash inflows from currency translation activities. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our contractual obligations, commitments and debt service requirements over the next 12 months are not significant. Our primary source of liquidity will continue to be cash generated from operations as well as existing cash on hand. We have availability under our amended and restated credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations.

We believe our current cash and cash equivalents and cash generated from operations will satisfy our expected working capital and other requirements for the foreseeable future based on current business strategy and expansion plan. We believe we will have available resources to meet our short-term liquidity requirements.

As of September 30, 2008, all of our capital is equity capital and we have not made any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements in the next twelve months. As for our business development, the Company may consider raising additional funds for the following future business plans if conditions are suitable:

1)	To expand our Beijing office and upgrade our network operating environment;

2)	To expand our online insurance sales supermarket; and

3)	To expand our operations in different cities in the PRC; and

4)	To acquire equipment to continually upgrade the existing network portal hardware environment and to strengthen its network security inputs; and,

5)	To acquire companies which would add value to our business expansion.

Material Commitments

The Company occupies office spaces leased from third parties. For the three months ended September 30, 2008 and 2007, the Company recognized $71,500 and $17,433, respectively, as rental expense for these spaces. As of September 30, 2008, the Company had outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2009	$245,032
2010	199,141
2011	29,216
$473,389

Transactions With Related Persons

During the three months ended September 30, 2008 and the year ended June 30, 2008, the Chairman of the Company, Mr. Wang Zhenyu, made advances amounting to $88 and $153,069, respectively, to Rise & Grow for its operational needs. At September 30, 2008, the amount outstanding was $153,157. The outstanding amount due to a director is non-interest bearing, unsecured and has no fixed term of repayment.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Event

Effective October 28, 2008, Rise & Grow consummated a Share Purchase Agreement (the “Purchase Agreement”) with ZYTX, on the one hand, and Bian Yong and Li Zhong, each individuals and each residents of The People’s Republic of China, on the other hand (together, the “Seller”). Pursuant to the terms of the Purchase Agreement, the Seller sold to the Company, all of the issued and outstanding capital stock of Guang Hua Insurance Agency Company Limited, a limited liability company organized under the laws of The People’s Republic of China (the “Target”) for a purchase price equal to RMB$40,000,000 (US$5,828,062) in cash, of which R&G funded RMB$30,000,000 (US$4,371,046) and ZYTX funded RMB$10,000,000 (US$1,457,016). As a result of the transaction, the Target became a wholly-owned subsidiary of ZYTX. The Target is an insurance agency and performs services similar to those of ZYTX in China. We intend to file audited financial statements of the Target for the fiscal years ended June 30, 2008 and 2007, together with interim unaudited financial statements of the Target for the three (3) months ended September 30, 2008 by amendment to our Current Report on Form 8-K as filed with the SEC on November 3, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company had $8,127,679 and $4,562,222 in bank deposits in the banks in China, which constitutes about 99.9% and 99.9% of its total cash and cash equivalents as of September 30, 2008 and June 30, 2008, respectively. Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007. The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased. In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents. As of September 30, 2008 and June 30, 2008, approximately 25% and 35% for the software development, and 73% and 64% for the insurance agents, respectively. Regarding its online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the three months ended September 30, 2008 and 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes In Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of September 30, 2008, there was no outstanding litigation.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2008, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)    Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Certificate of Incorporation (as amended) of Dexterity Surgical, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation, dated February 26, 2008	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.3	Amended and Restated Bylaws of the Company	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.4	Certificate of Incorporation of Rise and Grow Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.5	Certificate of Incorporation of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.6	Company Charter of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.1	Share Exchange Agreement, dated December 17, 2007, by and among Dexterity Surgical, Inc., Rise and Grow Limited and Newise Century Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.2	Exclusive Technology Consultation Service Agreement, dated September 28, 2007, by and between ZBDT and ZYTX	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.3	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.4	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.5	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.6	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.7	Power of Attorney, dated September 28, 2007, executed by Zhenyu Wang in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.8	Power of Attorney, dated September 28, 2007, executed by Junjun Xu in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.9	Share Purchase Agreement, effective as of October 28, 2008, by and among Rise and Grow Limited, ZYTX Technology Co., Ltd., Bian Yong and Li Zhong	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2008

14.1	Code of Ethics	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008

16.1	Auditor’s Letter	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter of the Company	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

99.2	Compensation Committee Charter of the Company	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

99.3	Corporate Governance and Nominating Committee Charter of the Company	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 17, 2008	By:	/s/ Junjun Xu
	Name:	Junjun Xu
	Its:	Chief Executive Officer

Date: November 17, 2008	By:	/s/Mingfei Yang
	Name:	Mingfei Yang
	Its:	Chief Financial Officer and
Principal Accounting Officer