Form 10-Q/A
period 2007-12-31
China INSOnline Corp.
filed 2008-12-05
CIK 860131

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEXTERITY SURGICAL, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 (UNAUDITED) AND JUNE 30, 2007	F-1

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND FOR THE PERIOD FROM OCTOBER 8, 2006 (INCEPTION) TO DECEMBER 31, 2006 (UNAUDITED)
F -2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND FOR THE PERIOD FROM OCTOBER 8, 2006 (INCEPTION) TO DECEMBER 31, 2006 (UNAUDITED)	F- 3

NOTES TO CONDENSED CONSOLIDATD FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 (UNAUDITED)	F -4 – F- 12

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	June 30, 2007
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$2,933,317	$47,657
Accounts receivable	2,274,929	2,224,342
Other receivables	4,523	10,505
Prepayments and deposits	2,244,785	4,891
Deferred taxes	7,758	1,805
Total Current Assets	7,465,312	2,289,200

Fixed assets, net	155,113	35,721
Total Assets	$7,620,425	$2,324,921

Liabilities
Current:
Accounts payable	$9,019	$-
Other payables and accrued liabilities	152,039	20,727
Taxes payable	1,290,385	364,431
Deferred taxes	3,139	-
Deferred revenue	3,649	-
Total Current Liabilities	1,458,231	385,158

COMMITMENTS

Shareholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,781,250 shares and 26,400,000 shares issued and outstanding at December 31, 2007 and at June 30, 2007, respectively	35,781	26,400
Additional paid-in capital	90,579	99,960
Retained earnings	5,815,455	1,778,251
Accumulated other comprehensive income	220,379	35,152
Total Shareholders’ Equity	6,162,194	1,939,763

Total Liabilities and Shareholders’ Equity	$7,620,425	$2,324,921

See accompanying notes to condensed consolidated financial statements

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007	From October 8, 2006 (Inception) to December 31, 2006

REVENUE, NET	$2,954,064	$5,300,753	$-

COST OF SALES	191,508	284,612	2,921
GROSS PROFIT (LOSS)	2,762,556	5,016,141	(2,921)

General and administrative expenses	136,864	214,962	10,852
Selling expenses	35,227	55,943	1,018

INCOME (LOSS) FROM OPERATIONS	2,590,465	4,745,236	(14,791)

Finance income, net	5,204	6,475	118

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,595,669	4,751,711	(14,673)

Income tax	390,102	713,508	-

NET INCOME (LOSS)	2,205,567	4,038,203	(14,673)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	145,620	185,581	1,609

COMPREHENSIVE INCOME (LOSS)	$2,351,187	$4,223,784	$(13,064)

NET INCOME PER SHARE

- BASIC AND DILUTED	$0.08	$0.16	$-

WEIGHTED AVERAGE SHARE OUTSTANDING

- BASIC AND DILUTED	28,394,270	26,712,035	26,400,000

See accompanying notes to condensed consolidated financial statements

DEXTERITY SURGICAL, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31, 2007	From October 8, 2006 (Inception) to December 31, 2006
Cash Flows From Operating Activities:
Net income (loss)	$4,038,203	$(14,673)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,544	402
Deferred taxes	(2,814)	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(50,587)	-
Other receivables	5,982	(16,648)
Prepayments and deposits	(2,239,894)	(12,006)
Increase (decrease) in:
Accounts payable	9,019	-
Other payables and accrued liabilities	130,356	4,131
Taxes payable	925,954	-
Deferred revenue	3,649	-
Net cash provided by (used in) operating activities	2,826,412	(38,794)

Cash Flows From Investing Activities:
Purchases of equipment	(124,641)	(25,612)
Net cash used in investing activities	(124,641)	(25,612)

Cash Flows From Financing Activities:
Proceeds from registered capital	-	126,360
Advance to a related company	(645,737)	-
Repayment from a related company	645,737	-
Net cash provided by financing activities	-	126,360

Net increase in cash and cash equivalents	2,701,771	61,954
Effect of exchange rate changes on cash	183,889	1,609
Cash and cash equivalents, beginning of the period	47,657	-
Cash and cash equivalents, end of the period	$2,933,317	$63,563

Supplementary Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements

DEXTERITY SURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007
(Unaudited)

1.  Organization and Principal Activities

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

DEXTERITY SURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007
(Unaudited)

1.  Organization and Principal Activities (Continued)

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

DEXTERITY SURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007
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

(f) Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (“RMB”) and Hong Kong Dollar (“HKD”). The financial statements are translated into United States dollars from RMB and HKD at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	December 31, 2008	June 30, 2007	December 31, 2006
Period/year end RMB: US$ exchange rate	7.3046	7.6155	7.8087
Period/year average RMB: US$ exchange rate	7.4894	7.7446	7.8598
Period/year end HKD: US$ exchange rate	7.7470	7.8190	-
Period/year average HKD: US$ exchange rate	7.7273	7.7960	-

DEXTERITY SURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007
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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product. For the six months ended December 31, 2007 and period from October 8, 2006 to December 31, 2006, the Company recognized $61,779 and $0, respectively, as a reduction of revenue for the discount offered to its customers.

DEXTERITY SURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007
(Unaudited)

3.  Summary of Significant Accounting Policies (Continued)

(h) Fixed Assets

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

Depreciation expense for the six months ended December 31, 2007 and the period from October 8, 2006 (Inception) to December 31, 2006 was $6,544 and $402, respectively.

(i) Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items of fair value. SFAS No. 159's overall objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities, including not-for-profit organization, and most of its provisions apply only to entities that elect the fair value option, although FAS 159's amendment to FAS 115 applies to all entities with available-for-sale and trading securities. This Statement shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the first interim period of earlier fiscal years, provided the entity also elects to early adopt SFAS No. 157, Fair Value Measurements. The Company is currently evaluating the impact adoption of SFAS No. 159 may have on the Company’s financial statements.

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

DEXTERITY SURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007
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

5.  Taxes

(a) Corporation Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income taxes for the six months ended December 31, 2007 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008. Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for ZYTX, a VIE of the Company, is 25%. For the six months ended December 31, 2007, CIT for ZYTX was $716,177.

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

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 17.5% for the six months ended December 31, 2007. As Rise & Grow has no assessable profits for the six months ended December 31, 2007, no provision for profits tax has been made.

Income tax expense is summarized as follows:

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007	From October 8, 2006 (Inception) to December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Computed “expected” expense	$390,389	$716,177	$-
Permanent differences	(287)	(2,669)	-
Income tax expense	$390,102	$713,508	$-

DEXTERITY SURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007
(Unaudited)

5.  Taxes (Continued)

(a) Corporate Income Tax (“CIT) (Continued)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets as of December 31, 2007 and June 30, 2007 are as follows:

	December 31, 2007	June 30, 2007
Current deferred tax assets:	(Unaudited)
Social welfare expenses	$6,630	$1,630
Insurance premium	176	-
Consumable expenses	952	175
Total current deferred tax assets	$7,758	$1,805

The tax effects of temporary differences that give rise to the Company’s deferred tax liabilities as of December 31, 2007 and June 30, 2007 are as follows:

	December 31, 2007		June 30, 2007
Current deferred tax liabilities:	(Unaudited	)
Commission income	$3,139		$-
Total current deferred tax liabilities	$3,139		$-

(b) Business Tax

Pursuant to the relevant PRC tax laws, the Company is subject to business tax at 5% of the gross sales, excluding the software development income. For the six months ended December 31, 2007 and the period from October 8, 2006 (Inception) to December 31, 2006, the Company has provided a total business tax of $222,833 and $0, respectively.

6.  Commitments

The Company occupies office spaces leased from third parties. For the six months ended December 31, 2007 and the period from October 8, 2006 (Inception) to December 31, 2006, the Company recognized $27,193 and $2,449, respectively, as rental expense for these spaces. As of December 31, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
(Unaudited)
2008	$103,641
2009	153,067
2010	143,340
2011	24,348
$424,396

Pursuant to the Bankruptcy Court Order, the Company is obligated to issue 4,293,750 Section 1145 Shares pursuant to the Reorganization. The Company believes that all of the 4,293,750 Section 1145 Shares will be issued within three months from December 31, 2007.

DEXTERITY SURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007
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

Accounts receivable consist primarily of software development clients and insurance agents. As of December 31, 2007, approximately 54% of the accounts receivable and 41% of revenues were derived from the software development business. Regarding its online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the six months ended December 31, 2007.

DEXTERITY SURGICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007
(Unaudited)

9.	Segment Information

Based on criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates three business segments for the six months ended December 31, 2007, which are software development, online insurance advertising and insurance agency within the PRC. The following is the summary information by segment as of and for the six months ended December 31, 2007 and the period from October 8, 2006 (Inception) to December 31, 2006:
	Software Development	Online Insurance Advertising	Insurance Agency	Administra-tion	Total
Six Months Ended December 31, 2007	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$2,149,694	$3,093,138	$57,921	$-	$5,300,753
Cost of sales	42,103	177,544	64,965	-	284,612
Gross profit (loss)	$2,107,591	$2,915,594	$(7,044)	$-	$5,016,141

Long-lived assets	$26,087	$1,767	$-	$127,259	$155,113
Current assets	$3,344,463	$977,455	$69,490	$3,073,904	$7,465,312

From October 8, 2006 (Inception) to December 31, 2006
Revenue	$-	$-	$-	$-	$-
Cost of sales	2,192	729	-	-	2,921
Gross loss	$(2,192)	$(729)	$-	$-	$(2,921)

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

 Acquisition of Rise & Grow

On December 18, 2007 (the “Closing Date”), Dexterity Surgical, Inc. (“DEXT”),(together with its subsidiaries, the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Rise and Grow Limited, an inactive Hong Kong limited holding company (“Rise & Grow”) and Newise Century Inc., a British Virgin Islands company and the sole stockholder of Rise & Grow (the “Stockholder”). As a result of the share exchange, DEXT acquired all of the issued and outstanding securities of Rise & Grow from the Stockholder in exchange for Twenty-Six Million Four Hundred Thousand (26,400,000) newly-issued shares of DEXT’s common stock, par value $0.001 per share (“Common Stock”). As a result of the exchange, Rise & Grow became our wholly-owned and chief operating subsidiary. We currently have no other business operations other than those of Rise & Grow.

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

●
Exclusive Technology Consultation Service Agreement, by and between ZYTX and ZBDT, through which ZBDT will provide, exclusively for both parties, technology consultation services to the Company and receive payments periodically; and

●
Exclusive Equity Interest Purchase Agreements, by and between each of ZYTX’s stockholders and ZBDT, through which ZBDT is entitled to exclusively purchase all of the outstanding shares of capital stock of ZYTX from its current stockholders upon certain terms and conditions, especially upon it is allowable under the PRC laws and regulations; and

●
Equity Interest Pledge Agreements, by and between each of ZYTX’s stockholders and ZBDT, through which the current stockholders of ZYTX have pledged all their respective shares in ZYTX to ZBDT. These Equity Interest Pledge Agreements guarantee the cash-flow payments under the Exclusive Technology Consultation Service Agreement; and

●	Powers of Attorney, executed by each of the ZYTX’s stockholders, through which ZBDT is entitled to perform the equity right of ZYTX’s stockholders.

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

The unaudited condensed financial statements of the Company as of December 31, 2007 have been prepared in accordance with generally accepted accounting principles of interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full year. The condensed balance sheet information as of December 31, 2007 was derived from the audited financial statements of ZYTX as set forth in the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007.

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

●
With respect to the Company’s motor vehicle insurance sales business, the Company plans to provide motor vehicle-owners more value-added services following the purchase of motor vehicle insurance and the Company plans to improve its membership club programs in the area of motor vehicle insurance;

●
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

●	Capitalize on our brand name and current influence in the Chinese insurance industry through www.soobao.cn in order to drive consumer sales.

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

Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (“RMB”) and Hong Kong Dollar (“HKD”). The financial statements are translated into United States dollars from RMB and HKD at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	December 31, 2008	June 30, 2007	December 31, 2006
Period/year end RMB: US$ exchange rate	7.3046	7.6155	7.8087
Period/year average RMB: US$ exchange rate	7.4894	7.7446	7.8598
Period/year end HKD: US$ exchange rate	7.7470	7.8190	-
Period/year average HKD: US$ exchange rate	7.7273	7.7960	-

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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product. For the six months ended December 31, 2007 and period from October 8, 2006 to December 31, 2006, the Company recognized $61,779 and $0, respectively, as a reduction of revenue for the discount offered to its customers.

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

Depreciation expense for the six months ended December 31, 2007 and the period from October 8, 2006 (Inception) to December 31, 2006 was $6,544 and $402, respectively.

Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

Results of Operations

For The Three Months Ended December 31, 2007 Compared To The Period From October 8, 2006 (Inception) To December 31, 2006

Our operating results are presented on a condensed consolidated basis for the three months ended December 31, 2007, as compared to the period from October 8, 2006 (Inception) to December 31, 2006.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended December 31, 2007 and the period from October 8, 2006 (Inception) to December 31, 2006.

	Three Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

REVENUES	$2,953,867	102%	$-	N/A	$2,953,867	100%
DISCOUNT ALLOWED	61,582	2%	-	N/A	61,582	100%
REVENUES, NET	2,892,285	100%	-	N/A	2,892,285	100%
COST OF SALES	129,729	4%	2,921	N/A	126,808	4341%
GROSS PROFIT (LOSS)	2,762,556	96%	(2,921)	N/A	2,765,477	(94676)%
General & administrative expenses	136,864	5%	10,852	N/A	126,012	1161%
Selling expenses	35,227	1%	1,018	N/A	34,209	3360%
OPERATING INCOME (LOSS)	2,590,465	90%	(14,791)	N/A	2,605,256	(17614)%
Finance income, net	5,204	0%	118	N/A	5,086	4310%
INCOME (LOSS) BEFORE TAXES	2,595,669	90%	(14,673)	N/A	2,610,342	(17790)%
Income tax	390,102	13%	-	N/A	390,102	100%
NET INCOME (LOSS)	$2,205,567	76%	$(14,673)	N/A	$2,220,240	(15131)%

Revenues

The Company’s consolidated revenue of $2,953,867 and net revenue of $2,892,285 for the three months ended December 31, 2007, increase from no revenue for the period December 31, 2006, which the Company had not yet commenced the operation during the period from October 8, 2006 (Inception) to December 31, 2006.

The increase in revenue can be attributed to the following factors: a) the Company had not yet commenced any business in the period ended December 31, 2006; b) the commencement of online insurance advertising services, software development projects and insurance agency services in 2007.

	Three Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Software development	$1,144,868	39%	$-	N/A	$1,144,868	100%
Online insurance advertising	1,751,511	59%	-	N/A	1,751,511	100%
Insurance agency	57,488	2%	-	N/A	57,488	100%
Total Revenue	$2,953,867	100%	$-	N/A	$2,953,867	100%

As the online insurance advertising and software development services commenced in January 2007, there was revenue generated from both business operations.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) increased $126,808 or 4341% to $129,729 or 4% of net revenues for the three months ended December 31, 2007, from $2,921 for the period from October 8, 2006 (Inception) to December 31, 2006. The increase in COS is attributed to the increase in revenues accordingly and the commencement and growth of operations in 2007.

	Three Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Business tax and levies	$99,509	77%	$-	0%	$99,509	100%
Salaries and allowance	18,309	14%	1,024	35%	17,285	1688%
Social insurance	7,419	6%	416	14%	7,003	1683%
Depreciation	1,493	1%	161	6%	1,332	827%
Others	2,999	2%	1,320	45%	1,679	127%
Total Cost of Sales	$129,729	100%	$2,921	100%	$126,808	4341%

Gross Profit

The Company’s consolidated gross profit increased by $2,765,477 to $2,762,556 for the three months ended December 31, 2007 from gross loss of $2,921 for the period from October 8, 2006 (Inception) to December 31, 2006. The increase in gross profit is attributable to the commencement of operations of software development and online insurance advertising business in 2007.

General and Administrative Expenses

General and administrative expenses were $136,864 or 5% of our net revenue for the three months ended December 31, 2007, as compared to $10,852 for the period from October 8, 2006 (Inception) to December 31, 2006. The increase was mainly attributable to the growth of our business operations.

Selling Expenses

Selling expenses were $35,227 or 1% of net revenues for the three months ended December 31, 2007, as compared to $1,018 for the period from October 8, 2006 (Inception) to December 31, 2006. The increase is attributable to the increase sales activities for business operations.

Finance Income, net

Net finance income for the three months ended December 31, 2007 was $5,204, as compared to $118 for the period ended December 31, 2006. It represents interest income for the periods.

Income Tax

The Company has not recorded a provision for U.S. federal income taxes for the three months ended December 31, 2007 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008. Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for ZYTX, a VIE of the Company, is 25%. For the three months ended December 31, 2007, CIT for ZYTX was $390,389.

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

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 17.5% for the three months ended December 31, 2007. As Rise & Grow has no assessable profits for the three months ended December 31, 2007, no provision for profits tax has been made.

Income tax expense is summarized as follows:

	Three Months Ended December 31, 2007	From October 8, 2006 (Inception) to December 31, 2006
Computed “expected” expense	$390,389	$-
Permanent differences	(287)	-
Income tax expense	$390,102	$-

Income tax expense for the three months ended December 31, 2007 of $390,102 is due to the Company has taxable income from operation for the three months ended December 31, 2007.

Net Income

Net income was $2,205,567 and net profit margin was 76% for the three months ended December 31, 2007, as compared to net loss was $14,673 for the period from October 8, 2006 (Inception) to December 31, 2006. The increase of $2,220,240 in net income is attributable to the commencement and growth of our business operations in 2007.

Results by Segment

The Company has determined that there are three reportable business segments for the three months ended December 31, 2007 and the period from October 8, 2006 (Inception) to December 31, 2006, which are software development, online insurance advertising and insurance agency within the PRC.

(a) Software Development

	Three Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Revenue	$1,144,868	100%	$-	N/A	$1,144,868	100%
COS	23,493	2%	2,192	N/A	21,301	972%
Gross profit (loss)	$1,121,375	98%	$(2,192)	N/A	$1,123,567	(51258)%

Revenue from software development was $1,144,868 for the three months ended December 31, 2007. The increase is attributable to the commencement and growth of the operations.

In additions, the Company’s COS for the three months ended December 31, 2007 and the period from October 8, 2006 (Inception) to December 31, 2006, are summarized as table below:

	Three Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Salaries and allowance	$16,980	72%	$515	23%	$16,465	3197%
Social insurance	2,192	9%	209	10%	1,983	949%
Depreciation	1,322	6%	148	7%	1,174	793%
Others	2,999	13%	1,320	60%	1,679	127%
	$23,493	100%	$2,192	100%	$21,301	972%

Salaries and allowance was the major components of COS of Software Development income for the three months ended December 2007. The Salaries and allowance increased by 3197% or $16,465 to $16,980 for the three months ended December 31, 2007 from $515 for the period ended December 31, 2006. The increase is attributable to the commencement of operation since January 2007 and the growth of the business.

Different from the other business segment, the Software Development was the only one not subject to Business tax and levies under the existing PRC tax law. As a result, no Business tax and levies expenses were incurred.

(b) Online Insurance Advertising

	Three Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Revenue	$1,751,511	100%	$-	N/A	$1,751,511	100%
COS	103,050	6%	729	N/A	102,321	14036%
Gross profit (loss)	$1,648,461	94%	$(729)	N/A	$1,649,190	(226226)%

Revenue from online insurance advertising was $1,751,511 for the three months ended December 31, 2007. The increase is attributable to the commencement of operation since January 2007 and the growth of business.

	Three Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Business tax & levies	$96,324	93%	$-	0%	$96,324	100%
Salaries and allowance	1,329	1%	509	70%	820	161%
Social insurance	5,227	5%	207	28%	5,020	2425%
Depreciation	170	0%	13	2%	157	1210%
	$103,050	100%	$729	100%	$102,321	14036%

As the Online Insurance Advertising is subject to Business tax and levies, the Business tax and levies become the most significant elements of the COS, which is 5.5% of revenue. Comparing with same period prior year, the increase of Business tax and levies is attributable to the increase of revenue.

(c) Insurance Agency

	Three Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Revenue	$57,488	(1404)%	$-	N/A	$57,488	100%
Discount allowed	61,582	(1504)%	-	N/A	61,582	100%
Revenue, net	(4,094)	100%	-	N/A	(4,094)	100%
COS	3,186	(78)%	-	N/A	3,186	100%
Gross loss	$(7,280)	178%	$-	N/A	$(7,280)	(100)%

Insurance agency was launched in September 2007, which is a new operating sector for the Company, there is no comparative information for the period ended December 31, 2006.

Revenue on Insurance agency is also subject to Business tax and levies, the COS mainly consists of Business tax and levies in 5.5% of revenue, amounting to $3,185 for the three months ended December 31, 2007.

For The Six Months Ended December 31, 2007 Compared To The Period From October 8, 2006 (Inception) To December 31, 2006

Our operating results are presented on a condensed consolidated basis for the six months ended December 31, 2007, as compared to the period from October 8, 2006 (Inception) to December 31, 2006.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the six months ended December 31, 2007 and the period from October 8, 2006 (Inception) to December 31, 2006.

	Six Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

REVENUES	$5,300,753	101%	$-	N/A	$5,300,753	100%
DISCOUNT ALLOWED	61,779	1%	-	N/A	61,779	100%
REVENUES, NET	5,238,974	100%	-	N/A	5,238,974	100%
COST OF SALES	222,833	4%	2,921	N/A	219,912	7529%
GROSS PROFIT (LOSS)	5,016,141	96%	(2,921)	N/A	5,019,062	(171827)%
General & administrative expenses	214,962	4%	10,852	N/A	204,110	1881%
Selling expenses	55,943	1%	1,018	N/A	54,925	5395%
OPERATING INCOME (LOSS)	4,745,236	91%	(14,791)	N/A	4,760,027	(32182)%
Finance income, net	6,475	0%	118	N/A	6,357	5387%
INCOME (LOSS) BEFORE TAXES	4,751,711	91%	(14,673)	N/A	4,766,384	(32484)%
Income tax	713,508	14%	-	N/A	713,508	100%
NET INCOME (LOSS)	$4,038,203	77%	$(14,673)	N/A	$4,052,876	(27621)%

Revenues

The Company’s consolidated revenue of $5,300,753 and net revenue of $5,238,974 for the six months ended December 31, 2007, increase from no revenue for the period December 31, 2006, which the Company had not yet commenced the operation during the period from October 8, 2006 (Inception) to December 31, 2006.

The increase in revenue can be attributed to the following factors: a) the Company had not yet commenced any business in the period ended December 31, 2006, and; b) the commencement of online insurance advertising services, software development projects and insurance agency services in 2007.

	Six Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Software development	$2,149,694	41%	$-	N/A	$2,149,694	100%
Online insurance advertising	3,093,138	58%	-	N/A	3,093,138	100%
Insurance agency	57,921	1%	-	N/A	57,921	100%
Total Revenue	$5,300,753	100%	$-	N/A	$5,300,753	100%

As the commencement of online insurance advertising and software development services since January 2007, there is an increase of revenue from both business operations.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) increased $219,912 or 7529% to $222,833 or 4% of net revenues for the six months ended December 31, 2007, from $2,921 for the period from October 8, 2006 (Inception) to December 31, 2006. The increase in COS is attributed to the increase in revenues accordingly and the commencement and growth of operations in 2007.

	Six Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Business tax and levies	$173,308	78%	$-	0%	$173,308	100%
Salaries and allowance	28,954	13%	1,024	35%	27,930	2728%
Social insurance	12,086	5%	416	14%	11,670	2805%
Depreciation	2,718	1%	161	6%	2,557	1588%
Others	5,767	3%	1,320	45%	4,447	337%
Total Cost of Sales	$222,833	100%	$2,921	100%	$219,912	7529%

Gross Profit

The Company’s consolidated gross profit increased by $5,019,062 to $5,016,141 for the six months ended December 31, 2007 from gross loss of $2,921 for the period from October 8, 2006 (Inception) to December 31, 2006. The increase in gross profit is attributable to the commencement of operations of software development and online insurance advertising business in 2007.

General and Administrative Expenses

General and administrative expenses were $214,962 or 4% of our net revenue for the six months ended December 31, 2007, as compared to $10,852 for the period from October 8, 2006 (Inception) to December 31, 2006. The increase was mainly attributable to the expansion of business operations.

Selling Expenses

Selling expenses were $55,943 or 1% of net revenues for the six months ended December 31, 2007, as compared to $1,018 for the period from October 8, 2006 (Inception) to December 31, 2006. The increase is attributable to the increase of selling activities to meet the demand of business operations in 2007.

Finance Income, net

Net finance income for the six months ended December 31, 2007 was $6,475, as compared to $118 for the period ended December 31, 2006. It represents interest income for the periods.

Income Tax

The Company has not recorded a provision for U.S. federal income taxes for the six months ended December 31, 2007 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008. Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for ZYTX, a VIE of the Company, is 25%. For the six months ended December 31, 2007, CIT for ZYTX was $716,177.

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

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 17.5% for the six months ended December 31, 2007. As Rise & Grow has no assessable profits for the six months ended December 31, 2007, no provision for profits tax has been made.

Income tax expense is summarized as follows:

	Six Months Ended December 31, 2007	From October 8, 2006 (Inception) to December 31, 2006
Computed “expected” expense	$716,177	$-
Permanent differences	(2,669)	-
Income tax expense	$713,508	$-

Income tax expense for the six months ended December 31, 2007 of $713,508 is due to the Company has taxable income from operation for the six months ended December 31, 2007.

Net Income

Net income was $4,038,203 and net profit margin was 77% for the six months ended December 31, 2007, as compared to net loss was $14,673 for the period from October 8, 2006 (Inception) to December 31, 2006. The increase of $4,052,876 in net income is attributable to the commencement and growth of our business operations.

Results by Segment

The Company has determined that there are three reportable business segments for the six months ended December 31, 2007 and the period from October 8, 2006 (Inception) to December 31, 2006, which are software development, online insurance advertising and insurance agency within the PRC.

(a) Software Development

	Six Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Revenue	$2,149,694	100%	$-	N/A	$2,149,694	100%
COS	42,103	2%	2,192	N/A	39,911	1821%
Gross profit (loss)	$2,107,591	98%	$(2,192)	N/A	$2,109,783	(96249)%

Revenue from software development was $2,149,694 for the six months ended December 31, 2007. The increase is attributable to the commencement and growth of the software development operations.

In additions, the Company’s COS for the six months ended December 31, 2007 and the period from October 8, 2006 (Inception) to December 31, 2006, are summarized as table below:

	Six Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Salaries and allowance	$27,625	66%	$515	23%	$27,110	5264%
Social insurance	6,223	15%	209	10%	6,014	2877%
Depreciation	2,488	6%	148	7%	2,340	1581%
Others	5,767	14%	1,320	60%	4,447	337%
	$42,103	100%	$2,192	100%	$39,911	1821%

Salaries and allowance was the major components of COS of Software Development income for the six months ended December 2007. The Salaries and allowance increased by 5264% or $27,110 to $27,625 for the six months ended December 31, 2007 from $515 for the period ended December 31, 2006. The increase is attributable to the commencement of software development operation since January 2007.

Different from the other business segment, the Software Development was the only one not subject to Business tax and levies under the existing PRC tax law. As a result, no Business tax and levies expenses were incurred.

(b) Online Insurance Advertising

	Six Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Revenue	$3,093,138	100%	$-	N/A	$3,093,138	100%
COS	177,544	6%	729	N/A	176,815	24254%
Gross profit (loss)	$2,915,594	94%	$(729)	N/A	$2,916,323	(400044)%

Revenue from online insurance advertising was $2,915,594 for the six months ended December 31, 2007. The increase is attributable to the commencement of operation since January 2007 and the growth of business.

	Six Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Business tax & levies	$170,123	96%	$-	0%	$170,123	100%
Salaries and allowance	1,329	1%	509	70%	820	161%
Social insurance	5,863	3%	207	28%	5,656	2732%
Depreciation	229	0%	13	2%	216	1664%
	$177,544	100%	$729	100%	$176,815	24254%

As the Online Insurance Advertising is subject to Business tax and levies, the Business tax and levies become the most significant elements of the COS, which is 5.5% of revenue. Comparing with same period prior year, the increase of Business tax and levies is attributable to the increase of revenue.

(c) Insurance Agency

	Six Months Ended December 31, 2007		From October 8, 2006 (Inception) to December 31, 2006		Variance

Revenue	$57,921	(1501)%	$-	N/A	$57,921	100%
Discount allowed	61,779	(1601)%	-	N/A	61,779	100%
Revenue, net	(3,858)	100%	-	N/A	(3,858)	100%
COS	3,186	(83)%	-	N/A	3,186	100%
Gross loss	$(7,044)	183%	$-	N/A	$(7,044)	(100)%

Insurance agency was launched in September 2007, which is a new operating sector for the Company. There is no comparative information for the period ended December 31, 2006.

Revenue on Insurance agency is also subject to Business tax and levies, the COS mainly consists of Business tax and levies in 5.5% of revenue, amounting to $3,186 for the six months ended December 31, 2007.

 Liquidity And Capital Resources

Cash flow

As of December 31, 2007, the Company has $2,894,146 in bank deposits with a bank in China, which constitutes about ninety-nine percent (99%) of its total cash and cash equivalent as of such date.

We summarize our Statement of Cash flow for the six months ended December 31, 2007 and the period from October 8, 2006 (Inception) to December 31, 2006 as below:

	Six Months Ended December 31, 2007	From October 8, 2006 (Inception) to December 31, 2006	Variance
Net cash provided by (used in)
Operating activities	$2,826,412	$(38,794)	$2,865,206	(7386)%
Investing activities	(124,641)	(25,612)	(99,029)	387%
Financing activities	-	126,360	(126,360)	(100)%
Net change in cash and cash equivalents	2,701,771	61,954	2,639,817	4261%

Effect of exchange rate changes on cash and cash equivalents	183,889	1,609	182,280	11329%

Cash and cash equivalents at beginning of period	47,657	-	47,657	100%

Cash and cash equivalents at end of period	$2,933,317	$63,563	$2,869,754	4515%

Cash flows provided by operating activities during the six months ended December 31, 2007 amounted to $2,826,412, representing an increase of $2,865,206 of cash inflow, as opposite to cash outflows used in operating activities of $38,794 during the six months ended December 31, 2006. The increase in cash flows from operating activities was primarily due to the growth of the operating activities.

Cash flows used in investing activities was $124,641 during the six months ended December 31, 2007, which represented an increase of $99,029 or 387%, as compared to $25,612 for the period ended December 31, 2006. This increase is mainly attributable to the acquisition of acquisition of fixed assets to establish the business operation.

For the six months ended December 31, 2007, cash provided by financing activities was $0, as compared to $126,360 of proceeds from register capital for incorporation of ZYTX on October 8, 2006.

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

Material Commitments

The Company occupies office space leased from third parties. For the six months ended December 31, 2007 and the period from October 8, 2006 (Inception) to December 31, 2006, the Company recognized $27,193 and $2,449, respectively, as rental expense for these spaces. As of December 31, 2007, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2008	$103,641
2009	153,067
2010	143,340
2011	24,348
$424,396

Pursuant to the Bankruptcy Court Order, the Company is obligated to issue 4,293,750 Section 1145 Shares pursuant to the Reorganization. The Company believes that all of the 4,293,750 Section 1145 Shares will be issued within three months from December 31, 2007.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Risk Factors

As a smaller reporting company, we are not required to provided the information required by this item.

ITEM 3A(T). CONTROLS AND PROCEDURES

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

Changes In Internal Controls

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-QSB/A that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS.

(a) Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION

3.1	Certificate of Incorporation (as amended) of Dexterity Surgical, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.2	Bylaws of Dexterity Surgical, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.3	Certificate of Incorporation of Rise and Grow Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.4	Certificate of Incorporation of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.5	Company Charter of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.1	Share Exchange Agreement, dated December 17, 2007, by and among Dexterity Surgical, Inc., Rise and Grow Limited and Newise Century Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.2	Exclusive Technology Consultation Service Agreement, dated September 28, 2007, by and between ZBDT and ZYTX	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.3	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.4	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.5	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.6	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.7	Power of Attorney, dated September 28, 2007, executed by Zhenyu Wang in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.8	Power of Attorney, dated September 28, 2007, executed by Junjun Xu in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

14	Code of Ethics	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-QSB report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2008	By:	/s/ Junjun Xu
Name: Junjun Xu Its: Chief Executive Officer

Date: December 5, 2008	By:	/s/ Mingfei Yang
Name: Mingfei Yang Its: Chief Financial Officer and Principal Accounting Officer