Form 10-Q/A
period 2008-03-31
China INSOnline Corp.
filed 2008-12-05
CIK 860131

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I	F-i

FINANCIAL INFORMATION	F-i

ITEM 1. FINANCIAL STATEMENTS	F-i

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	I-2

ITEM 3A(T). CONTROLS AND PROCEDURES	I-19

PART II	II-1

OTHER INFORMATION	II-1

ITEM 1. LEGAL PROCEEDINGS	II-1

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	II-1

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	II-1

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	II-1

ITEM 5. OTHER INFORMATION	II-1

ITEM 6. EXHIBITS	II-2

SIGNATURES	II-4

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND
SUBSIDIARIES

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND JUNE 30, 2007	F-1

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008, THREE MONTHS ENDED MARCH 31, 2007 AND FOR THE PERIOD FROM OCTOBER 8, 2006 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)
F -2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND FOR THE PERIOD FROM OCTOBER 8, 2006 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)	F- 3

NOTES TO CONDENSED CONSOLIDATD FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (UNAUDITED)	F -4 – F- 12

F-i

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	June 30, 2007
	(Unaudited)
Assets
Current:
Cash and cash equivalents	$2,885,743	$47,657
Accounts receivable	3,321,770	2,224,342
Other receivables	3,980	10,505
Prepayments and deposits	2,205,692	4,891
Deferred taxes	144,807	1,805
Total Current Assets	8,561,992	2,289,200

Fixed assets, net	261,582	35,721
Software, net	2,724,442	-
Total Assets	$11,548,016	$2,324,921

Liabilities
Current:
Accounts payable	$295,015	$-
Other payables and accrued liabilities	971,003	20,727
Taxes payable	1,990,536	364,431
Deferred taxes	9,348	-
Deferred revenue	134,817	-
Total Current Liabilities	3,400,719	385,158

COMMITMENTS

Shareholders’ Equity
Common stock, at $0.001 par value; 100,000,000 shares authorized; 40,000,000 shares and 26,400,000 shares at March 31, 2008 and at June 30, 2007, respectively	40,000	26,400
Additional paid-in capital	86,360	99,960
Retained earnings	7,425,641	1,778,251
Accumulated other comprehensive income	595,296	35,152
Total Shareholders’ Equity	8,147,297	1,939,763

Total Liabilities and Shareholders’ Equity	$11,548,016	$2,324,921

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	From October 8, 2006 (Inception) to March 31, 2007

REVENUE, NET	$3,230,301	$260,537	$8,469,275	$259,012

COST OF SALES	623,033	14,907	845,866	17,761
GROSS PROFIT	2,607,268	245,630	7,623,409	241,251

General and administrative expenses	262,335	14,508	477,297	25,350
Selling expenses	43,185	3,934	99,128	4,935

INCOME FROM OPERATIONS	2,301,748	227,188	7,046,984	210,966

Finance income, net	6,289	95	12,764	213

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,308,037	227,283	7,059,748	211,179

Income tax	697,851	75,003	1,411,359	74,566

NET INCOME	1,610,186	152,280	5,648,389	136,613

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	374,563	2,935	560,144	3,929

COMPREHENSIVE INCOME	$1,984,749	$155,215	$6,208,533	$140,542

NET INCOME PER SHARE

- BASIC AND DILUTED	$0.04	$0.01	$0.18	$0.01

WEIGHTED AVERAGE SHARE OUTSTANDING

- BASIC AND DILUTED	39,961,882	26,400,000	31,096,530	26,400,000

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31, 2008	From October 8, 2006 (Inception) to March 31, 2007
Cash Flows From Operating Activities:
Net income	$5,648,389	$136,613
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	26,918	-
Depreciation	38,617	1,717
Deferred taxes	(133,654)	(825)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(1,097,428)	(249,057)
Other receivables	6,525	(10,344)
Prepayments and deposits	(2,200,801)	(8,469)
Increase (decrease) in:
Accounts payable	295,015	-
Other payables and accrued liabilities	950,276	15,404
Taxes payable	1,626,105	76,063
Deferred revenue	134,817	-
Net cash provided by (used in) operating activities	5,294,779	(38,898)

Cash Flows From Investing Activities:
Purchases of equipment	(264,968)	(31,408)
Acquisition of software	(2,753,210)	-
Net cash used in investing activities	(3,018,178)	(31,408)

Cash Flows From Financing Activities:
Proceeds from registered capital	-	126,360
Advances to a related company	(645,737)	-
Repayment from a related company	645,737	-
Net cash provided by financing activities	-	126,360

Net increase in cash and cash equivalents	2,276,601	56,054
Effect of exchange rate changes on cash	561,485	3,933
Cash and cash equivalents, beginning of the period	47,657	-
Cash and cash equivalents, end of the period	$2,885,743	$59,987

Supplementary Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

1.  Organization and Principal Activities

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
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

	March 31, 2008	June 30, 2007	March 31, 2007

Period/year end RMB: US$ exchange rate	7.0100	7.6155	7.7342

Period/year average RMB: US$ exchange rate	7.4919	7.7446	7.8038

Period/year end HKD: US$ exchange rate	7.8114	7.8190	7.8325

Period/year average HKD: US$ exchange rate	7.8297	7.7960	7.8150

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product. For the nine months ended March 31, 2008 and the period from October 8, 2006 to March 31,2007, the Company recognized $177,411 and $0, respectively, as a reduction of revenue for the discount offered to its customers.

(h) Fixed Assets

Fixed assets are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years for motor vehicles, computers and equipment. For the leasehold improvements, deprecation is computed using the straight-line method over the estimated useful lives or lease term of the hired premises, whichever is shorter. Depreciation expense for the nine months ended March 31, 2008 and for the period from October 8, 2006 to March 31, 2007 was $38,617 and $1,717, respectively.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

3.  Summary of Significant Accounting Policies (Continued)

(i) Software

Software is carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which is five years for software. Software is periodically reviewed when indicators are present to assess recoverability from future operations using undiscounted cash flows in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Live Assets”. To the extent carrying value exceeds fair value, an impairment loss is recognized in operating result. No impairment was recorded for the nine months ended March 31, 2008.

Amortization expense for the nine months ended March 31, 2008 and period ended from October 8, 2006 to March 31, 2007 was $26,918 and $0, respectively.

(j) Earnings Per Share

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
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

5.  Taxes

(a) Corporation Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income taxes for the nine months ended March 31, 2008 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008. Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for ZBDT, the wholly owned subsidiary, is 25%. For the nine months ended March 31, 2008, CIT for ZBDT was $1,759,885. ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered as a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008. Starting from January 1, 2009, the CIT rate of ZYTX will be 15%. ZYTX is exempted from CIT for the nine months ended March 31, 2008.

Some of the tax concession granted to eligible companies prior to the new CIT law is grand fathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of March 31, 2007 and June 30, 2007 based on the current applicable tax rate and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimates.

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 17.5% for the nine months ended March 31, 2008. As Rise & Grow has no assessable profits for the nine months ended March 31, 2008, no provision for profits tax has been made.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

5.  Taxes (Continued)

(a) Corporation Income Tax (“CIT”) (Continued)

Income tax expense is summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,	From October 8, 2006 (Inception) to March 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Computed “expected” expense	$820,094	$75,003	$1,536,271	$69,689
Permanent differences	(122,243)	-	(124,912)	4,877
Income tax expense	$697,851	$75,003	$1,411,359	$74,566

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	March 31, 2008		June 30, 2007
	(Unaudited	)
Current deferred tax assets:
Social welfare expenses	$12,580		$1,630
Insurance premiums	608		-
Consumable expenses	4,381		175
Software development income	12,325		-
Depreciation	3,608		-
Amortization	4,315		-
Rental expenses	1,109		-
Business tax	105,881		-
Total current deferred tax assets	144,807		1,805

Current deferred tax liabilities:
Commission income	9,348		-
Total current deferred tax liabilities	9,348		-

Net deferred tax assets	$135,459		$1,805

(b) Business Tax

Pursuant to the relevant PRC tax laws, the Company is subject to business tax at 5% of the gross sales, excluding the software development income. For the nine months ended March 31, 2008 and the period from October 8, 2006 (Inception) to March 31, 2007, the Company has provided a total business tax of $729,692 and $3,674, respectively, which is included in the cost of sales in the accompanying condensed consolidated statement of income and comprehensive income.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

6.  Lease commitments

The Company occupies office spaces leased from third parties. For the nine months ended March 31, 2008 and the period from October 8, 2006 (Inception) to March 31, 2007, the Company recognized $83,786 and $6,087, respectively, as rental expense for these spaces. As of March 31, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

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

Accounts receivable consist primarily of software development clients and insurance agents. As of March 31, 2008, approximately 27% of the accounts receivable and 30% of revenues were derived from the software development business. Regarding its online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the nine months ended March 31, 2008.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008
(UNAUDITED)

9.  Segment Information

Based on criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates three business segments for the nine months ended March 31, 2008, which are software development, online insurance advertising and insurance agency within the PRC. The following is the summary information by segment as of and for the nine months ended March 31, 2008 and the period from October 8, 2006 (Inception) to March 31, 2007:

	Software Development	Online Insurance Advertising	Insurance Agency	Administration	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Nine Months Ended March 31, 2008
Revenue	$2,584,658	$5,875,887	$8,730	$-	$8,469,275
Cost of sales	52,332	360,020	37,233	396,281	845,866
Gross profit (loss)	$2,532,326	$5,515,867	$(28,503)	$(396,281)	$7,623,409

Long-lived assets	$23,988	$2,034	$2,725,609	$234,393	$2,986,024
Current assets	$890,128	$2,335,032	$2,239,262	$3,097,570	$8,561,992

From October 8, 2006 (Inception) to March 31, 2007
Revenue	$192,214	$66,798	$-	$-	$259,012
Cost of sales	12,437	5,324	-	-	17,761
Gross profit	$179,777	$61,474	$-	$-	$241,251

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

The unaudited condensed financial statements of the Company as of March 31, 2008 have been prepared in accordance with generally accepted accounting principles of interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full year. The condensed balance sheet information as of March 31, 2008 was derived from the audited financial statements of ZYTX as set forth in the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007.

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

Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (“RMB”) and Hong Kong Dollars (“HKD”). The financial statements are translated into United States dollars from RMB and HKD at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	March 31, 2008	June 30, 2007	March 31, 2007
Period/year end RMB: US$ exchange rate	7.0100	7.6155	7.7342

Period/year average RMB: US$ exchange rate	7.4919	7.7446	7.8038

Period/year end HKD: US$ exchange rate	7.8114	7.8190	7.8325

Period/year average HKD: US$ exchange rate	7.8297	7.7960	7.8150

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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product. For the nine months ended March 31, 2008 and the period from October 8, 2006 to March 31,2007, the Company recognized $177,411 and $0, respectively, as a reduction of revenue for the discount offered to its customers.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are five years for motor vehicles, computers and equipment. For leasehold improvements, depreciation is computed using the straight-line method over the estimated useful lives or lease term of the hired premises, whichever is shorter. Depreciation expense for the nine months ended March 31, 2008 and for the period from October 8, 2006 to March 31, 2007 was $38,617 and $1,717, respectively.

Software

Software is carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which is five years for software. Software is periodically reviewed when indicators are present to assess recoverability from future operations using undiscounted cash flows in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Live Assets”. To the extent carrying value exceeds fair value, an impairment loss is recognized in operating result. No impairment was recorded for the nine months ended March 31, 2008.

Amortization expense for the nine months ended March 31, 2008 and for the period from October 8, 2006 to March 31, 2007 was $26,918 and $0, respectively.

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

Results of Operations

For the Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

Our operating results are presented on a condensed consolidated basis for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended March 31, 2008 and 2007.

	2008		2007		Variance

REVENUES	$3,345,933	104%	$260,537	100%	$3,085,396	1184%
DISCOUNT ALLOWED	115,632	4%	-	0%	115,632	100%
REVENUES, NET	3,230,301	100%	260,537	100%	2,969,764	1140%
COST OF SALES	623,033	19%	14,907	6%	608,126	4079%
GROSS PROFIT	2,607,268	81%	245,630	94%	2,361,638	961%
General & administrative expenses	262,335	8%	14,508	6%	247,827	1708%
Selling expenses	43,185	1%	3,934	2%	39,251	998%
OPERATING INCOME	2,301,748	71%	227,188	87%	2,074,560	913%
Interest income, net	6,289	0%	95	0%	6,194	6520%
INCOME BEFORE TAXES	2,308,037	71%	227,283	87%	2,080,754	915%
Income tax	697,851	22%	75,003	29%	622,848	830%
NET INCOME	$1,610,186	50%	$152,280	58%	$1,457,906	957%

Revenues

The Company’s consolidated revenue rose to $3,345,933 for the three months ended March 31, 2008, a 1184% increase from $260,537 reported for the three months ended March 31, 2007. The consolidated net revenue rose to $3,230,301 for the three months ended March 31, 2008, a 1140% increase from $260,537 reported for the three months ended March 31, 2007.

The increase in revenue can be attributed to the following factors: a) the significant increase of online insurance advertising services; b) the increase of software development projects and; c) the launch of new business operation of insurance agency services.

	2008		2007		Variance

Software development	$434,964	13%	$193,346	74%	$241,618	125%
Online insurance advertising	2,782,749	83%	67,191	26%	2,715,558	4042%
Insurance agency	128,220	4%	-	0%	128,220	100%
Total Revenue	$3,345,933	100%	$260,537	100%	$3,085,396	1184%

The significant increase of online insurance advertising services is a result of the significant increase in the recruitment of insurance agents upto 70 teams of over 5,970 members for the three months ended March 31, 2008 from 11 teams of 1,285 members for the three months ended March 31, 2007, and revenue was increased by 4042% or $2,715,558 to $2,782,749 for the three months ended March 31, 2008 from $67,191 for the three months ended March 31, 2007.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) increased $608,126 or 4079% to $623,033 or 19% of net revenues for the three months ended March 31, 2008, from $14,907 or 6% of net revenues for the three months ended March 31, 2007. The increase in COS is attributed to the significant increase in revenues and accordingly the enlarged scale of operations to meet the operational needs. Besides, the Business Tax for the inter-company transactions was $401,399 for the three months ended March 31, 2008, which was generated from the consultancy services fee paid by our VIE, ZYTX, to its primary beneficiary, ZBDT.

	2008		2007		Variance

Business tax and levies	$556,384	89%	$3,696	25%	$552,688	14954%
Salaries and allowance	23,937	4%	6,059	41%	17,878	295%
Social insurance	9,694	2%	2,454	16%	7,240	295%
Depreciation	1,591	0%	978	7%	613	63%
Others	31,427	5%	1,720	12%	29,707	1727%
Total Cost of Sales	$623,033	100%	$14,907	100%	$608,126	4079%

Gross Profit

The Company’s consolidated gross profit increased by $2,361,638 or 961% to $2,607,268 for the three months ended March 31, 2008 from $245,630 for the three months ended March 31, 2007. The increase in gross profit is attributable to the significant increase in revenues from online insurance advertising business.

General and Administrative Expenses

General and administrative expenses were $262,335 or 8% of our net revenue for the three months ended March 31, 2008, as compared to $14,508 or 6% of net revenues for the three months ended March 31, 2007. The increase was mainly attributable to the growth of our business operations.

Selling Expenses

Selling expenses were $43,185 or 1% of net revenues for the three months ended March 31, 2008, as compared to $3,934, or 2% of net revenues for the three months ended March 31, 2007. The increase is attributable to the growth of our sales activities and operations during the period.

Finance Income, net

Net finance income for the three months ended March 31, 2008 was $6,289, as compared to $95 for the three months ended March 31, 2007. It represents interest income for the periods.

Income Tax

The Company has not recorded a provision for U.S. federal income taxes for the three months ended March 31, 2008 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008. Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. Starting January 1, 2008, the applicable CIT rate for ZBDT, a wholly owned subsidiary, is 25%. For the three months ended March 31, 2008, the CIT for ZBDT was $1,759,885. ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered as a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008. Starting from January 1, 2009, the CIT rate of ZYTX will be 15%. ZYTX was exempted from CIT for the three months ended March 31, 2008.

Some of the tax concession granted to eligible companies prior to the new CIT law is grandfathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of March 31, 2007 and June 30, 2007 based on the current applicable tax rate and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimates.

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to the Hong Kong Profits Tax at 17.5% for the nine months ended March 31, 2008. As Rise & Grow has no assessable profits for the three months ended March 31, 2008, no provision for profits tax has been made.

Income tax expense is summarized as follows:

	2008	2007
Computed “expected” expense	$820,094	$75,003
Permanent differences	(122,243)	-
Income tax expense	$697,851	$75,003

Net Income

Net income was $1,610,186 and net profit margin was 50% for the three months ended March 31, 2008, as compared to net income was $152,280 and net profit margin was 58% for the three months ended March 31, 2007. The increase in net income of $1,457,906 is attributable to the increase in revenue from our business operations.

Results by Segment

The Company has determined that there are three reportable business segments for the three months ended March 31, 2008 and 2007, which are software development, online insurance advertising and insurance agency within the PRC.

(a) Software Development

	2008		2007		Variance

Revenue	$434,964	100%	$193,346	100%	$241,618	125%
COS	10,229	2%	10,289	5%	(60)	(1)%
Gross profit	$424,735	98%	$183,057	95%	$241,678	132%

Revenues from software development increased by 125% or $241,618 to $434,964 for the three months ended March 31, 2008 from $193,346 for the three months ended March 31, 2007. The increase is attributable to the growth of the operations.

In additions, the Company maintained a stable COS and GP ratio throughout the three months ended March 31, 2008 and 2007, which summarized as table below:

	2008		2007		Variance

Salaries and allowance	$9,952	97%	$5,440	53%	$4,512	83%
Social insurance	4,488	44%	2,203	21%	2,285	104%
Depreciation	760	7%	926	9%	(166)	(18)%
Others	(4,970)	(49)%	1,720	17%	(6,690)	(389)%
	$10,230	100%	$10,289	100%	$(59)	1%

Similar as March 31, 2007, Salaries and allowance was the major components of COS of Software Development income. The Salaries and allowance increased by 83% or $4,512 to $9,952 for the three months ended March 31, 2008 from $5,440 for the three months ended March 31, 2007. The increase is attributable to the recruit of sufficient number of software engineers to meet the needs of our business operations.

Different from the other business segment, the Software Development was the only one not subject to Business tax and levies under the existing PRC tax law. As a result, no Business tax and levies expenses were incurred.

(b) Online Insurance Advertising

	2008		2007		Variance

Revenue	$2,782,749	100%	$67,191	100%	$2,715,558	4042%
COS	182,476	7%	4,618	7%	177,858	3851%
Gross profit	$2,600,273	93%	$62,573	93%	$2,537,700	4056%

Revenues from online insurance advertising increased by 4042% or $2,715,558 to $2,782,749 for the three months ended March 31, 2008 from $67,191 for the three months ended March 31, 2007. The increase is attributable to the significant recruitment of new insurance agents up to 70 teams, which consist of over 5,970 members who subscribed to our online advertising and website construction services during the three months ended March 31, 2008, comparing with the 11 teams, which consist of 1,285 members during the three months ended March 31, 2007.

	2008		2007		Variance

Business tax & levies	$153,051	84%	$3,696	80%	$149,355	4041%
Salaries and allowance	13,984	8%	619	13%	13,365	2159%
Social insurance	5,206	3%	251	5%	4,955	1974%
Depreciation	755	0%	52	1%	703	1352%
Others	9,480	5%	0	0%	9,480	N/A
	$182,476	100%	$4,618	100%	$177,858	3851%

Meanwhile, the Company maintained stable COS and GP ratio for both three months ended March 31, 2008 and 2007.

As the Online Insurance Advertising is subject to Business tax and levies, the Business tax and levies become the most significant elements of the COS, which is 5.5% of revenue. Comparing with same period prior year, the increase of Business tax and levies is attributable to the increase of revenue.

(c) Insurance Agency

	2008		2007		Variance

Revenue	$128,220	1019%	$-	N/A	$128,220	100%
Discount allowed	115,632	919%	-	N/A	115,632	100%
Revenue, net	12,588	100%	-	N/A	12,588	100%
COS	34,047	270%	-	N/A	34,047	100%
Gross loss	$(21,459)	(170)%	$-	N/A	$(21,459)	(100)%

Insurance agency was launched in September 2007, which is a new operating sector for the Company. There is no comparative information for the three month ended March 31, 2007.

Revenue on Insurance agency is also subject to Business tax and levies, the COS mainly consists of Business tax and levies in 5.5% of revenue, amounting to $7,052, and amortization of software for the this business segment amounting to $26,198 for the three months ended March 31, 2008.

(d) Administration

	2008		2007	Variance

Revenue	$-	-	$-	$-	-
COS	396,281	100%	-	396,281	100%
Gross loss	$396,281	100%	$-	$396,281	100%

Administration represented the inter-companies’ service income from ZYTX to ZBDT, which eliminated on consolidation. However, under the relevant PRC tax law, service income of ZBDT was subject to Business Tax and levies of 5.5% on revenue, which was recognized as COS of administration.

For The Nine Months Ended March 31, 2008 Compared To The Period From October 8, 2006 (Inception) to March 31, 2007

Our operating results are presented on a condensed consolidated basis for the nine months ended March 31, 2008, as compared to the period ended from October 8, 2006 to March 31, 2007.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the nine months ended March 31, 2008 and the period ended from October 8, 2006 to March 31, 2007.

	Nine Months Ended March 31, 2008		From October 8, 2006 (Inception) to March 31, 2007		Variance

REVENUES	$8,646,686	102%	$259,012	100%	$8,387,674	3238%
DISCOUNT ALLOWED	177,411	2%	-	0%	177,411	100%
REVENUES, NET	8,469,275	100%	259,012	100%	8,210,263	3170%
COST OF SALES	845,866	10%	17,761	7%	828,105	4662%
GROSS PROFIT	7,623,409	90%	241,251	93%	7,382,158	3060%
General & administrative expenses	477,297	6%	25,350	10%	451,947	1783%
Selling expenses	99,128	1%	4,935	2%	94,193	1909%
OPERATING INCOME	7,046,984	83%	210,966	81%	6,836,018	3240%
Interest income, net	12,764	0%	213	0%	12,551	5892%
INCOME BEFORE TAXES	7,059,748	83%	211,179	82%	6,848,569	3243%
Income tax	1,411,359	17%	74,566	29%	1,336,793	1793%
NET INCOME	$5,648,389	67%	$136,613	53%	$5,511,776	4035%

Revenues

The Company’s consolidated revenue rose to $8,646,686 for the nine months ended March 31, 2008, a 3238% increase from $259,012 reported for the period from October 8, 2006 to March 31, 2007. The consolidated net revenue rose to $8,469,275 for the nine months ended March 31, 2008, a 3170% increase from $259,012 reported for the period from October 8, 2006 to March 31, 2007

The increase in revenue can be attributed to the following factors: the significant increase of online insurance advertising services, the increase of software development projects and the launch of new business operation of insurance agency services.

	Nine Months Ended March 31, 2008		From October 8, 2006 (Inception) to March 31, 2007		Variance

Software development	$2,584,658	30%	$192,214	74%	$2,392,444	1245%
Online insurance advertising	5,875,887	68%	66,798	26%	5,809,089	8697%
Insurance agency	186,141	2%	-	0%	186,141	100%
Total Revenue	$8,646,686	100%	$259,012	100%	$8,387,674	3238%

The significant increase of online insurance advertising services is a result of the significant increase in the recruitment of insurance agents up to 70 teams of over 5,970 members for the nine months ended March 31, 2008 from 11 teams of 1,285 members for the period from October 8, 2006 to March 31, 2007, and revenue was increased by 8697% or $5,809,089 to $5,875,887 for the nine months ended March 31, 2008 from $66,798 for the period from October 8, 2006 to March 31, 2007

The increase of software development projects during the nine months ended March 31, 2008, which raised the software development income by $2,392,444 or 1245% to $2,584,658, due to completion of two projects, for the nine months ended March 31, 2008 from $192,214 for the period from October 8, 2006 to March 31, 2007.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) increased $828,105 or 4662% to $845,866 or 10% of net revenues for the nine months ended March 31, 2008, from $17,761 or 7% of net revenues for the period from October 8, 2006 to March 31, 2007. The increase in COS is attributed to the significant increase in revenues and accordingly the enlarged the scale of operations to meet the operational needs. Besides, the Business Tax for the inter-company transactions was $396,281 for the nine months ended March 31, 2008, which was generated from the consultancy services fee paid by our VIE, ZYTX, to its primary beneficiary, ZBDT.

	Nine Months Ended March 31, 2008		From October 8, 2006 (Inception) to March 31, 2007		Variance

Business tax and levies	$729,692	86%	$3,674	21%	$726,018	19761%
Salaries and allowance	52,891	6%	7,056	40%	45,835	650%
Social insurance	21,780	3%	2,858	16%	18,922	662%
Depreciation	4,309	1%	1,134	6%	3,175	280%
Other	37,194	4%	3,039	17%	34,155	1124%
Total Cost of Sales	$845,866	100%	$17,761	100%	$828,105	4662%

Gross Profit

The Company’s consolidated gross profit increased by $7,382,158 or 3060% to $7,623,409 for the nine months ended March 31, 2008 from $241,251 for the period from October 8, 2006 to March 31, 2007. The increase in gross profit is attributable to the significant increase in revenues from software development and online insurance advertising business.

General and Administrative Expenses

General and administrative expenses were $477,297 or 6% of net revenue for the nine months ended March 31, 2008, as compared to $25,350 or 10% of net revenues for the period from October 8, 2006 to March 31, 2007. The increase was mainly attributable to the growth of our business operations.

Selling Expenses

Selling expenses were $99,128 or 1% of net revenues for the nine months ended March 31, 2008, as compared to $4,935, or 2% of net revenues for the period from October 8, 2006 to March 31, 2007. The increase is attributable to the increase of sales activities.

Interest Income, net

Net interest income for the nine months ended March 31, 2008 was $12,764, compared to $213 for the period from October 8, 2006 to March 31, 2007. The increase is attributable to increase of bank deposit as the growth of our business operations for the nine months ended March 31, 2008.

Income Tax

The Company has not recorded a provision for U.S. federal income taxes for the nine months ended March 31, 2008 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008. Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. Starting January 1, 2008, the applicable CIT rate for ZBDT, a wholly owned subsidiary, is 25%. For the nine months ended March 31, 2008, the CIT for ZBDT was $1,759,885. ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered as a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008. Starting from January 1, 2009, the CIT rate of ZYTX will be 15%. ZYTX is exempted from CIT for the nine months ended March 31, 2008.

Some of the tax concession granted to eligible companies prior to the new CIT law is grandfathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of March 31, 2007 and June 30, 2007 based on the current applicable tax rate and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimates.

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to the Hong Kong Profits Tax at 17.5% for the nine months ended March 31, 2008. As Rise & Grow has no assessable profits for the nine months ended March 31, 2008, no provision for profits tax has been made.

Income tax expense is summarized as follows:

	Nine Months Ended March 31, 2008	From October 8, 2006 (Inception) to March 31, 2007
Computed “expected” expense	$1,536,271	$69,689
Permanent differences	(124,912)	4,877
Income tax expense	$1,411,359	$74,566

Net Income

Net income was $5,648,389 and net profit margin was 67% for the nine months ended March 31, 2008, as compared to net income was $136,613 and net profit margin was 53% for the period from October 8, 2006 to March 31, 2007. The increase in net income of $5,511,776 or 4035% is attributable to the increase in revenue form our business operations.

Results by Segment

The Company has determined that there are three reportable business segments for the nine months ended March 31, 2008 and for the period ended from October 8, 2006 to March 31, 2007, which are software development, online insurance advertising and insurance agency within the PRC.

(a) Software Development

	Nine Months Ended March 31, 2008		From October 8, 2006 (Inception) to March 31, 2007		Variance

Revenue	$2,584,658	100%	$192,214	100%	$2,392,444	1245%
COS	52,332	2%	12,437	6%	39,895	321%
Gross profit	$2,532,326	98%	$179,777	94%	$2,352,549	1309%

Revenues from software development increased by 1245% or $2,392,444 to $2,584,658 for the nine months ended March 31, 2008 from $192,214 for the period from October 8, 2006 to March 31, 2007. The increase is attributable to the growth of the operations.

In additions, the Company maintained a stable COS and GP ratio throughout the nine months ended March 31, 2008 and for the period from October 8, 2006 to March 31, 2007, which summarized as table below:

	Nine Months Ended March 31, 2008		From October 8, 2006 (Inception) to March 31, 2007		Variance

Salaries and allowance	$37,577	72%	$5,927	48%	31,650	534%
Social insurance	10,710	20%	2,400	19%	8,310	346%
Depreciation	3,248	6%	1,069	9%	2,179	204%
Others	797	2%	3,041	24%	(2,244)	(74)%
	$52,332	100%	$12,437	100%	$39,895	321%

Similar as March 31, 2007, Salaries and allowance was the major components of COS of Software Development income. The Salaries and allowance increased by 534% or $31,650 to $37,577 for the nine months ended March 31, 2008 from $5,927 for the period from October 8, 2006 to March 31, 2007. The increase is attributable to the recruit of sufficient number of software engineers to meet the needs of our business operations..

Different from the other business segment, the Software Development was the only one not subject to Business tax and levies under the existing PRC tax law. As a result, no Business tax and levies expenses were incurred.

(b) Online Insurance Advertising

	Nine Months Ended March 31, 2008		From October 8, 2006 (Inception) to March 31, 2007		Variance

Revenue	$5,875,887	100%	$66,798	100%	$5,809,089	8697%
COS	360,020	6%	5,324	8%	354,696	6662%
Gross profit	$5,515,867	94%	$61,474	92%	$5,454,393	8873%

Revenues from online insurance advertising increased by 8697% or $5,809,089 to $5,875,887 for the nine months ended March 31, 2008 from $66,798 for the nine months ended March 31, 2007. The increase is attributable to the significant recruitment of new insurance agents up to 70 teams, which consist of over 5,970 members who subscribed to our online advertising and website construction services during the nine months ended March 31, 2008, comparing with the 11 teams, which consist of 1,285 members during the nine months ended March 31, 2007.

	Nine Months Ended March 31, 2008		From October 8, 2006 (Inception) to March 31, 2007		Variance

Business tax & levies	$323,174	90%	$3,674	69%	319,500	8696%
Salaries and allowance	15,313	4%	1,129	21%	14,184	1256%
Social insurance	11,070	3%	457	9%	10,613	2322%
Depreciation	984	0%	64	1%	920	1438%
Others	9,480	3%	-	0%	9,480	100%
	$360,021	100%	$5,324	100%	$354,697	6662%

Meanwhile, the Company maintained stable COS and GP ratio for both nine months ended March 31, 2008 and for the period from October 8, 2006 to March 31, 2007.

As the Online Insurance Advertising is subject to Business tax and levies, the Business tax and levies become the most significant elements of the COS, which is 5.5% of revenue. Comparing with same period prior year, the increase of Business tax and levies is attributable to the increase of revenue.

(c) Insurance Agency

	Nine Months Ended March 31, 2008		From October 8, 2006 (Inception) to March 31, 2007		Variance

Revenue	$186,141	2133%	$-	N/A	$186,141	100%
Discount allowed	177,411	2032%	-	N/A	177,411	100%
Revenue, net	8,730	100%	-	N/A	8,730	100%
COS	37,233	426%	-	N/A	37,233	100%
Gross loss	$(28,503)	(326)%	$-	N/A	$(28,503)	(100)%

Insurance agency was launched in September 2007, which is a new operating sector for the Company, there is no comparative information for the period from October 8, 2006 to March 31, 2007.

Revenue on Insurance agency is also subject to Business tax and levies, the COS mainly consists of Business tax and levies in 5.5% of revenue, amounting to $10,238, and amortization of software for the this business segment amounting to $26,918 for the nine months ended March 31, 2008.

(d) Administration

	Nine Months Ended March 31, 2008		From October 8, 2006 (Inception) to March 31, 2007	Variance

Revenue	$-	-	$-	$-	-
COS	396,281	100%	-	396,281	100%
Gross loss	$396,281	100%	$-	$396,281	100%

Administration represented the inter-companies’ service income from ZYTX to ZBDT, which eliminated on consolidation. However, under the relevant PRC tax law, service income of ZBDT was subject to Business Tax and levies of 5.5% on revenue, which was recognized as COS of administration.

Liquidity and Capital Resources

Cash flow

As of March 31, 2008, the Company has $2,708,227 in bank deposits with a bank in China, which constitutes about ninety-four percent (94%) of its total cash and cash equivalent as of such date.

We summarize our Statement of Cash flow for the nine months ended March 31, 2008 and the period from October 8, 2006 (Inception) to March 31, 2007 as below:

	Nine Months Ended March 31, 2008	From October 8, 2006 (Inception) to March 31, 2007	Variance
Net cash provided by (used in)
Operating activities	$5,294,779	$(38,898)	$5,333,677	(13711)%
Investing activities	(3,018,178)	(31,408)	(2,986,770)	9510%
Financing activities	-	126,360	(126,360)	(100)%
Net change in cash and cash equivalents	2,276,601	56,054	2,220,547	3962%

Effect of exchange rate changes on cash and cash equivalents	561,485	3,933	557,552	14162%

Cash and cash equivalents at beginning of period	47,657	-	47,657	100%

Cash and cash equivalents at end of period	$2,885,743	$59,987	$2,825,756	4711%

Cash flows provided by operating activities during the nine months ended March 31, 2008 amounted to $5,294,779, representing an increase of $5,333,677 of cash inflow, as opposite to cash outflows used in operating activities of $38,898 during the period ended March 31, 2007. The increase in cash flows from operating activities was primarily due to the growth of the operating activities mainly on online insurance advertising.

Cash flows used in investing activities was $3,018,178 during the nine months ended March 31, 2008, which represented an increase of $2,986,770 or 9510%, as compared to $31,408 for the period ended March 31, 2007. This increase is mainly attributable to the acquisition of two application software of $2,753,210, and acquisition of fixed assets amounting to $264,968 to facilitate the new business of insurance agency services.

For the period ended March 31, 2008, cash provided by financing activities was $0, as compared to $126,360 of proceeds from registered capital for the incorporation of ZYTX, on October 8, 2006, for the period ended March 31, 2007.

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

As of March 31, 2008, all of our capital is equity capital and we have not made any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements in the next twelve months. As for our business development, the Company may consider raising additional funds for the following future business plans if conditions are suitable:

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items of fair value. SFAS No. 159’s overall objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities, including not-for-profit organization, and most of its provisions apply only to entities that elect the fair value option, although FAS 159’s amendment to FAS 115 applies to all entities with available-for-sale and trading securities. This Statement was effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. Adoption of the first interim period of earlier fiscal years, provided the entity also elects to early adopt SFAS No. 159. The Company is currently evaluating the impact on adoption of SFAS No. 159 may have on our financial statements.

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

Material Commitments

The Company occupies office space leased from third parties. For the nine months ended March 31, 2008 and the period from October 8, 2006 (Inception) to March 31, 2007, the Company recognized $83,786 and $6,087, respectively, as rental expense for these spaces. As of March 31, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

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

Risk Factor

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

ITEM 6. EXHIBITS

(a) Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Certificate of Incorporation (as amended) of Dexterity Surgical, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation, dated February 26, 2008	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on May 15, 2008
3.3	Amended and Restated Bylaws of the Company	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB as filed with the SEC on May 15, 2008
3.4	Certificate of Incorporation of Rise and Grow Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
3.5	Certificate of Incorporation of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
3.6	Company Charter of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.1	Share Exchange Agreement, dated December 17, 2007, by and among Dexterity Surgical, Inc., Rise and Grow Limited and Newise Century Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.2	Exclusive Technology Consultation Service Agreement, dated September 28, 2007, by and between ZBDT and ZYTX	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.3	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.4	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.5	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.6	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.7	Power of Attorney, dated September 28, 2007, executed by Zhenyu Wang in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007
10.8	Power of Attorney, dated September 28, 2007, executed by Junjun Xu in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

EXHIBIT NO.	DESCRIPTION	LOCATION
14.1	Code of Ethics	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith
99.1	Audit Committee Charter of the Company	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008
99.2	Compensation Committee Charter of the Company	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008
99.3	Corporate Governance and Nominating Committee Charter of the Company	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

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