Form 10-Q
period 2008-12-31
China INSOnline Corp.
filed 2009-02-17
CIK 860131

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 16, 2009, the registrant had 40,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INSONLINE CORP.

(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)

AND

SUBSIDIARIES

TABLE OF CONTENTS
Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBR 31, 2008 (UNAUDITED) AND JUNE 30, 2008	F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)	F-5 – F-17

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008
ASSETS	(Unaudited)
Cash and cash equivalents	$2,595,666	$4,567,853
Accounts receivable, net of provision for doubtful debts of $934,125 and $0 at December 31, 2008 and June 30, 2008, respectively	10,299,779	6,387,502
Prepayments and deposits	873,153	1,284,963
Other receivables	2,517	7,440
Deferred taxes	563,710	243,676
Total Current Assets	14,334,825	12,491,434

Fixed assets, net	313,666	257,199
Software, net	2,469,525	2,671,286
Intangible asset	4,473,787	-
Deferred taxes	39,883	37,216
Total Long-Term Assets	7,296,861	2,965,701
TOTAL ASSETS	$21,631,686	$15,457,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$742,876	$2,642
Other payables and accrued liabilities	1,906,455	1,304,805
Amount due to directors	182,427	153,069
Taxes payable	4,508,167	2,902,587
Deferred taxes	18,840	11,530
Deferred revenue	-	63,583
Total Current Liabilities	7,358,765	4,438,216

Deferred taxes	-	18,792
Total Long-Term Liabilities	-	18,792

TOTAL LIABILITIES	7,358,765	4,457,008

COMMITMENTS

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	40,000	40,000
Additional paid-in capital	86,360	86,360
Retained earnings (restricted portion of $315,584 at December 31, 2008 and June 30, 2008)	13,358,879	10,113,609
Accumulated other comprehensive income	787,682	760,158
Total Shareholders’ Equity	14,272,921	11,000,127

TOTAL LIABILITIES AND SHARHOLDERS’ EQUITY	$21,631,686	$15,457,135

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

REVENUES, NET	$3,580,301	$2,892,285	$9,033,665	$5,238,974

COST OF SALES	354,557	129,729	790,413	222,833
GROSS PROFIT	3,225,744	2,762,556	8,243,252	5,016,141

Selling expenses	81,619	35,227	165,893	55,943
Advertising expenses	991,134	-	1,901,068	-
General and administrative expenses	348,978	136,864	738,371	214,962
Bad debts	646,740	-	932,338	-

INCOME FROM OPERATIONS	1,157,273	2,590,465	4,505,582	4,745,236

Financial income, net	22,932	5,204	22,818	6,475

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,180,205	2,595,669	4,528,400	4,751,711

Income taxes	391,335	390,102	1,283,130	713,508
NET INCOME	788,870	2,205,567	3,245,270	4,038,203

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(35,965)	145,620	27,524	185,581

COMPREHENSIVE INCOME	$752,905	$2,351,187	$3,272,794	$4,223,784

NET INCOME PER SHARE

- BASIC AND DILUTED	$0.02	$0.08	$0.08	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING

- BASIC AND DILUTED	40,000,000	28,394,270	40,000,000	26,712,035

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,245,270	$4,038,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,573	6,544
Amortization	201,319	-
Deferred taxes	(309,795)	(2,814)
Bad debts	932,338	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,526,206)	(50,587)
Other receivables	1,024,682	5,982
Prepayments and deposits	420,717	(2,239,894)
Accounts payable	730,715	9,019
Other payables and accrued liabilities	516,295	130,356
Taxes payable	1,599,290	925,954
Deferred revenue	(63,583)	3,649
Net cash provided by operating activities	3,824,615	2,826,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	(5,715,919)	-
Purchases of equipment	(109,377)	(124,641)
Net cash used in investing activities	(5,825,296)	(124,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to a related company	-	(645,737)
Repayment from a related company	-	645,737
Advance from a director	77	-
Net cash provided by financing activities	77	-

NET (DECRESASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,000,604)	2,701,771
Effect of exchange rate changes on cash	28,417	183,889
Cash and cash equivalents, at beginning of the period	4,567,853	47,657
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,595,666	$2,933,317

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

1.             Organization and Principal Activities

China INSOnline Corp. (“CHIO”), formerly known as Dexterity Surgical, Inc. (“Dexterity Surgical”) was incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989. In August 1992, Dexterity Surgical completed an initial public offering of its common stock par value $0.001 per share (“Common Stock”), which at such time was trading on The Over-The-Counter Bulletin Board. In March 2008, Dexterity Surgical, Inc. changed its name to China INSOnline Corp.  On July 1, 2008, CHIO’s Common Stock was approved by the NASDAQ to trade on the NASDAQ Capital Market under the symbol “CHIO”.

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
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007
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

Arrangements with these business enterprises have been evaluated, and those in which ZYTX is determined to have controlling financial interest are consolidated. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN 46”), and amended it by issuing FIN 46R in December 2003. FIN 46R addresses the consolidation of business enterprises to which the usual condition of consolidation (ownership of a majority voting interest) does not apply.  This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that, in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and results of operations of the variable interest entity in its financial statements.  Upon executing the Consulting Agreement and Service Agreements, the shareholders of ZYTX have granted their power of attorney to ZBDT for influence and control over ZYTX as its own company and ZYTX is considered a VIE and ZBDT is its primary beneficiary.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

1.	Organization and Principal Activities (Continued)

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

On October 28, 2008, Rise & Grow and ZYTX entered into a Share Purchase Agreement which Rise & Grow acquired 100% ownership of Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC, through ZYTX to act as legal owner in China.  GHIA is an insurance agent company which operates in the PRC.  The consideration was US$5,846,244 (RMB$40,000,000) in cash.  This share purchase transaction resulted in Rise & Grow obtaining 100% of the voting and beneficial interest in GHIA.  Also see Note 12.

2.             Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) applicable to Quarterly Reports on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

3.             Principles of Consolidation

The consolidated financial statements included the accounts of CHIO and the following subsidiaries (collectively, the “Company”):

a)	Rise & Grow – 100% subsidiary of CHIO

b)	ZBDT – 100% subsidiary of Rise & Grow

c)	ZYTX – a VIE of ZBDT

d)	GHIA – 100% subsidiary of Rise & Grow through ZYTX.

ZYTX and GHIA are the major components of the Company’s condensed consolidated financial statements, representing over 99% of the assets and liabilities of the Company.

All inter-company accounts and transactions have been eliminated in consolidation.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007
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

Under the guidance of the SOP 97-2 “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, the Company determines vendor-specific objective evidence based on actual prices charged when the service is sold on a standalone basis.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

4.             Summary of Significant Accounting Policies (Continued)

(e)            Revenue Recognition (Continued)

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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product.  For the periods ended December 31, 2008 and 2007, the Company recognized $363,388 and $61,779, respectively, as a reduction of revenue for the discount offered to its customers.

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

	December 31, 2008	June 30, 2008	December 31, 2007
Period end RMB: US$ exchange rate	6.8346	6.8591	7.3046

Period average RMB: US$ exchange rate	6.8477	7.2753	7.4894

Period end HKD: US$ exchange rate	7.7502	7.7973	7.7470

Period average HKD: US$ exchange rate	7.7748	7.8081	7.7273

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

4.             Summary of Significant Accounting Policies (Continued)

(g)           Intangible Asset

The intangible asset of $4,473,787 represents an operating license for an insurance agency business in China and was obtained through the acquisition of GHIA. See Note 12.  The fair value of the license was determined by an independent appraisal company.  The intangible asset is not subject to amortization as the Company determined that it has an indefinite life and expects the license to generate indefinite cash flows.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include (1) significant under-performance relative to the expected historical or projected future operating results, (2) significant changes in the manner of use of assets, (3) significant negative industry or economic trends, and (4) significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions about the business or prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material adverse effect on the consolidated results of operations.

Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future cash flows. The cash flow calculations are based on management’s best estimates at the time the tests are performed, using appropriate assumptions and projections. Management relies on a number of factors including operating results, business plans, budgets, and economic projections. In addition, management’s evaluation considers non-financial data such as market trends, customer relationships, buying patterns, and product development cycles. When impairments are assessed, the Company records charges to reduce long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.

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

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

5.             Recent Accounting Pronouncements (Continued)

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

6.             Fixed Assets

Fixed assets consist of the following:

	December 31, 2008	June 30, 2008
At cost:	(Unaudited)
Leasehold improvement	$179,883	$135,003
Furniture and fixtures	14,851	13,339
Computers and equipment	112,162	83,004
Motor vehicles	129,080	94,438
	435,976	325,784
Less: Accumulated depreciation
Leasehold improvement	78,920	44,972
Furniture and fixtures	2,453	1,032
Computers and equipment	24,815	15,456
Motor vehicles	16,122	7,125
	122,310	68,585
Fixed assets, net	$313,666	$257,199

Depreciation expense for the six months ended December 31, 2008 and 2007 was $53,573 and $6,544, respectively.

7.             Software

Software consists of the following:

	December 31, 2008	June 30, 2008
	(Unaudited)
Cost	$2,813,780	$2,813,780
Less: Accumulated amortization	344,255	142,494
Software, net	$2,469,525	$2,671,286

Amortization expense for the six months ended December 31, 2008 and 2007 was $201,319 and $0, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ending June 30,	Amount
2009	$202,187
2010	404,374
2011	404,374
2012	404,374
2013	404,374
Thereafter	649,842
Total	$2,469,525

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

8.             Taxes

(a)            Corporation Income Tax (“CIT”)

 The Company has not recorded a provision for U.S. federal income taxes for the period ended December 31, 2008 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.  Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for ZBDT, the wholly owned subsidiary, is 25%.  For the period ended December 31, 2008, CIT for ZBDT was $1,591,491.  ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered as a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008.  Starting from January 1, 2009, the CIT rate of ZYTX will be 15%.  ZYTX is exempted from CIT for the period ended December 31, 2008.  The applicable CIT rate for GHIA is 25%.  For the six months ended December 31, 2008, the CIT for ZBDT was $0 as GHIA has statutory losses carried forward.

Some of the tax concession granted to eligible companies prior to the new CIT law is grand-fathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of December 31, 2008 and June 30, 2008 based on the current applicable tax rate and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimates.

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 16.5% and 17.5% for the periods ended December 31, 2008 and 2007, respectively.  As Rise & Grow has no assessable profits for the periods ended December 31, 2008 and 2007, no provision for profits tax has been made.

Computed “expected” expense of the Company was calculated using 25% and 15% income tax rate for the six and three months ended December 31, 2008 and 2007, respectively.

Income tax expense is summarized as follows:

	Three Months ended December 31,		Six Months ended December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Computed “expected” expense	$295,051	$390,389	$1,132,100	$716,177
Effect of tax rate changes on deferred taxes	96,284	-	151,011	-
Permanent differences	-	(287)	19	(2,669)
Income tax expense	$391,335	$390,102	$1,283,130	$713,508

Provision for income tax expense is summarized as follows:

	December 31,		December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$550,323	$390,389	$1,578,383	$716,177
Deferred	(158,988)	(287)	(295,253)	(2,669)
Income tax expense	$391,335	$390,102	$1,283,130	$713,508

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

8.            Taxes (Continued)

(a)           Corporation Income Tax (“CIT”) (Continued)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2008	June 30, 2008
Deferred tax assets:	(Unaudited)
Social welfare expenses	$32,623	$19,231
Consumable expenses	4,736	4,607
Advertising	109,735	43,738
Discount allowed	-	2,591
Business tax	242,665	170,953
Provision for doubtful accounts	140,119	-
Depreciation	4,491	-
Tax loss carried forward	13,101	-
Other	16,240	2,556
Total current deferred tax assets	563,710	243,676

Amortization	32,489	32,373
Depreciation	7,394	4,843
Total long-term deferred tax assets	39,883	37,216

Total deferred tax assets	603,593	280,892

Deferred tax liabilities:
Commission income	2,645	7,776
Software income	-	1,194
Depreciation	-	80
Repairs and maintenance	80	-
Rent	768	2,480
Prepayments	4,506	-
Amortization	9,077	-
Depreciation	1,764	-
Total current deferred tax liabilities	18,840	11,530

Amortization	-	18,089
Depreciation	-	703
Total long-term deferred tax liabilities	-	18,792

Total deferred tax liabilities	18,840	30,322

Net deferred tax assets	$584,753	$250,570

As of December 31, 2008, the Company has $52,404 available tax losses carried forward, which expired in 2013. The Company has determined that $13,101 of deferred tax assets related to the subsidiary’s net operating losses carried forward will be utilized.

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
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

8.             Taxes (Continued)

(b)	Business Tax

Pursuant to the relevant PRC tax laws, the Company is subject to business tax at 5% of the gross sales, excluding software development income.  For the periods ended December 31, 2008 and 2007, the Company incurred a total business tax of $694,217 and $173,308, respectively, which is included in the cost of sales in the accompanying condensed consolidated statement of income and comprehensive income.

The business tax payable balance of $1,495,788 and $201,557 at December 31, 2008 and 2007, respectively, are included in other payables and accrued liabilities in the accompanying condensed consolidated balance sheets.

9.            Commitments

(a)           Lease Commitments

The Company occupies office spaces leased from third parties.  For the six months ended December 31, 2008 and 2007, the Company recognized $155,859 and $27,193, respectively, as rental expense for these spaces.  As of December 31, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2009	$188,507
2010	311,140
2011	46,011
$545,658

(b)           Capital Commitments

The Company entered into an agreement of purchase for a software system to facilitate the operation of its insurance agency business amounting to $1,126,620 (Rmb7,700,000).  For the six months ended December 31, 2008, the Company made a 65% prepayment of $732,303 (Rmb5,005,000).  As of December 31, 2008, the Company had outstanding commitments with respect to this purchase agreement of $337,986 (Rmb2,310,000) and $56,331 (Rmb385,000) due on May 31, 2009 and August 20, 2009, respectively.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

10.           Certain Risks and Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company has $2,588,629 and $4,562,222 in bank deposits in the banks in China, which constitutes about 99.7% and 99.9% of its total cash and cash equivalents as of December 31, 2008 and June 30, 2008, respectively.  Historically, deposits in Chinese banks are secured due to the State policy on protecting depositors’ interests.  However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007.  The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks.  Under the new Bankruptcy Law, a Chinese bank may go bankrupt.  In addition, since China’s concession to World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of RMB businesses to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased.  In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents. As of December 31, 2008 and June 30, 2008, there were approximately 17% and 35% for the software development and 81% and 64% for online insurance advertising, respectively.  Regarding the Company’s online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the six months ended December 31, 2008 and 2007.

The concentration of sales for the six months ended December 31, 2008 and 2007, and accounts receivable at December 31, 2008 and June 30, 2008 are summarized as below:

	Sales		Accounts Receivable
	December 31, 2008	December 31, 2007	December 31, 2008	June 30, 2008
Software Development
Company 1	15%	-	12%	-
Company 2	6%	-	5%	13%
Company 3	-	43%	-	-
Company 4	-	-	-	22%
	21%	43%	17%	35%

Online Insurance Advertising	78%	57%	81%	64%

Insurance Agency	1%	-	2%	1%

Total	100%	100%	100%	100%

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

11.           Segment Information

Based on criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates three business segments for the periods ended December 31, 2008 and 2007, which are software development, online insurance advertising and insurance agency within the PRC.  The following is the summary information by segment as of and for the periods ended December 31, 2008 and 2007:

	Software Development	Online Insurance Advertising	Insurance Agency	Administra- tion	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Six Months Ended December 31, 2008
Revenue,net	$1,931,361	$7,098,892	$3,412	$-	$9,033,665
Cost of sales	32,237	439,193	37,387	281,596	790,413
Gross profit (loss)	$1,899,124	$6,659,699	$(33,975)	$(281,596)	$8,243,252

Three Months Ended December 31, 2008
Revenue,net	$14,649	$3,565,037	$615	$-	$3,580,301
Cost of sales	3,197	234,787	33,513	83,060	354,557
Gross profit (loss)	$11,452	$3,330,250	$(32,898)	$(83,060)	$3,225,744

December 31, 2008
Long-lived assets	$53,052	$1,704	$6,982,748	$259,357	$7,296,861
Current assets	$1,320,487	$8,848,617	$2,940,792	$1,224,929	$14,334,825

Six Months Ended December 31, 2007
Revenue, net	$2,149,694	$3,093,138	$(3,858)	$-	$5,238,974
Cost of sales	42,103	177,544	3,186	-	222,833
Gross profit (loss)	$2,107,591	$2,915,594	$(7,044)	$-	$5,016,141

Three Months Ended December 31, 2007
Revenue, net	$1,144,868	$1,751,511	$(4,094)	$-	$2,892,285
Cost of sales	23,493	103,050	3,186	-	129,729
Gross profit (loss)	$1,121,375	$1,648,461	$(7,280)	$-	$2,762,556

December 31, 2007
Long-lived assets	$26,087	$1,767	$-	$127,259	$155,113
Current assets	$3,344,463	$977,455	$69,490	$3,073,904	$7,465,312

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

12.           Acquisition of Company

On October 28, 2008, Rise & Grow and ZYTX consummated a Share Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Rise & Grow and ZYTX purchased 100% of voting interest in Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC for a purchase price equal to US$5,846,244 (RMB$40,000,000) in cash. As a result of the transaction, GHIA became a wholly-owned subsidiary of the Company, with Rise & Grow through ZYTX acting as legal owner in China. GHIA is an insurance agency and performs services similar to those of the Company in China.

The following represents the assets purchased and liabilities assumed at the date of acquisition:

October 28, 2008
(Unaudited)
Intangible asset	$4,473,787
Equipment	815
Cash and cash equivalents	130,325
Accounts receivable	318,409
Other receivable and prepayments	8,907
Due from shareholder	1,019,759
Deferred tax assets	25,007
Total assets purchased	$5,977,009

Accounts payable	$9,519
Other payables and accrued expenses	85,355
Taxes payable	6,290
Deferred tax liabilities	619
Amount due to shareholder	28,982
Total liabilities assumed	$130,765

Total net assets	$5,846,244

Share percentage	100%

Net assets acquired	$5,846,244

Total consideration paid	$5,846,244

Goodwill	$0

The following is the unaudited pro forma net income and basic and diluted net income per share of the Company for the six months ended December 31, 2008 assuming the acquisition of GHIA was completed on July 1, 2008.

2008
(Unaudited)
Net income	$3,191,787

Net income per share
- Basic & diluted	$0.08

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

ZYTX was originally founded with goal of raising the national insurance consciousness and reducing the cost on national security in China by constructing and maintaining its network portal (www.soobao.cn) in order to integrate and optimize business flow during the course of insurance sales and related client services. From incorporation through the end of December 31, 2008, ZYTX was primarily engaged in institutional preparation and prior-period business development. Thereafter, through trial implementation of www.soobao.cn, ZYTX’s products and services received favorable reviews and recognition in the Chinese insurance industry. ZYTX strengthened its technical research and development and expanded its product line after collecting suggestions from clients. In April 2007, www.soobao.cn was formally put into use. For the six months ended December 31, 2008, the Company had revenue of $9.03 million.

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

On October 28, 2008, Rise & Grow and ZYTX entered into a Share Purchase Agreement which Rise & Grow acquired 100% ownership of Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC, through ZYTX to act as legal owner in China.  GHIA is an insurance agent company which operates in the PRC.  The consideration was US$5,846,244 (RMB$40,000,000) in cash.  This share purchase transaction resulted in Rise & Grow obtaining 100% of the voting and beneficial interest in GHIA.

The unaudited condensed consolidated financial statements of the Company as of December 31, 2008 and for the three months and six months ended December 31, 2008 have been prepared in accordance with generally accepted accounting principles of interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full year.

Plan of Operation

Publicity and Promotion of Soobao

Since its inception, ZYTX has been making business preparations and development mainly in the Beijing area, with a sales mode focusing on marketing. The Company plans to continue to popularize www.soobao.cn and its insurance sales commission businesses in first and second-level cities across China. The Company plans to attempt to develop www.soobao.cn so that it is the largest network portal in China’s insurance industry and the first choice of network media for insurance companies to advertise and to promote their products and services. We are also planning to organize an insurance agency marketing program.

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

Employees

With the anticipated business growth and nationwide business development as discussed above, the Company plans to employ up to two hundred (200) employees in the following two (2) to three (3) years through external introduction and internal training.

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

(e)           Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful debts is made when collection of the full amount is no longer probable and the balance has been outstanding over 90 days. As at December 31, 2008 and 2007, the Company had allowance for doubtful debts of $932,338 and Nil, respectively.

(f)           Prepayments

Prepayments represent cash paid in advance for advertising and promotional campaigns, insurance policy management system, rental payments and various deposits.

	December 31, 2008		June 30, 2008		Variance

Prepayment	$782,411	90%	$1,190,424	93%	$(408,013)	(34)%
Prepaid rents	-	0%	64,929	5%	(64,929)	(100)%
Deposits	90,742	10%	29,610	2%	61,132	206%
	$873,153	100%	$1,284,963	100%	$(411,810)	(32)%

Prepayment represents advance payment to a promotion service provider for promotion and brand building services which the Company commenced in May 2008 and the prepayment of the purchase of a software system for our insurance agency operations in November 2008.  The advertising and promotion campaigns spread across several months through the end of year 2008.  The Company charged the portion of the payment to the advertising costs for the period according to the completed progress of the project.  The software system would facilitate the operation of our insurance agency business amounting to $1,126,620 (Rmb7,700,000).  For the six months ended December 31, 2008, the Company made a 65% prepayment of $733,303 (Rmb5,005,000).  As of December 31, 2008, the Company has outstanding commitments with respect to this purchase agreement of $337,986 (Rmb2,310,000) and $56,331 (Rmb385,000) due on May 31, 2009 and August 20, 2009, respectively.

Prepaid rents represent rents prepaid to the landlords, for the period from one to eleven months in accordance with the operating lease agreements, for the offices of the Company.

Deposits represent various deposits such as water and renovation deposits paid for the offices of the Company.

This decrease in prepayment was mainly caused by charging of promotion campaign expenses from the prepayment account to the advertising costs in the profit and loss account according to the progress of the completion of the advertising and promotion campaign during the six months ended December 31, 2008.

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

(h)           Software

Software is carried at cost less accumulated amortization.  Amortization is computed using the straight-line method over the estimated useful lives of the assets, which is seven years.  During the year ended June 30, 2008, the Company acquired two sets of application software, one is an insurance policy management system and the other is a website streaming system.  Both sets of application software are used for internal operations to enhance the Company’s online insurance agency business.  The total amount of the software was $2,813,780, and the software was purchased from independent third-parties.  None of the software was internally developed nor was there any internal cost that was capitalized for the software.  Based on the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized all the external direct cost of services in obtaining the computer software.  Software is periodically reviewed for impairment, considering whether indicators are present which would affect the recoverability from future operations.  The undiscounted cash flows projection was used in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Live Assets”.  To the extent the carrying value exceeds fair value, an impairment loss is recognized.  No impairment was recorded for the period ended December 31, 2008 and the year ended June 30, 2008.

(i)           Intangible asset

The intangible asset of $4,473,787 represents an operating license for an insurance agency business in China and was obtained through the acquisition of GHIA.  The fair value of the license was determined by an independent appraisal company.  The intangible asset is not subject to amortization as the Company determined that it has an indefinite life and expects the license to generate indefinite cash flows.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include (1) significant under-performance relative to the expected historical or projected future operating results, (2) significant changes in the manner of use of assets, (3) significant negative industry or economic trends, and (4) significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions about the business or prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material adverse effect on the consolidated results of operations.

Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future cash flows. The cash flow calculations are based on management’s best estimates at the time the tests are performed, using appropriate assumptions and projections. Management relies on a number of factors including operating results, business plans, budgets, and economic projections. In addition, management’s evaluation considers non-financial data such as market trends, customer relationships, buying patterns, and product development cycles. When impairments are assessed, the Company records charges to reduce long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.

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

Under the guidance of the SOP 97-2 “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, the Company determines vendor-specific objective evidence based on actual prices charged when the service is sold on a standalone basis.

Software Development

Software development revenue is recognized in accordance with SOP 97-2, when the outcome of a contract for software development can be estimated reliably, contract revenue and costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date, as measured by the proportion that costs incurred to date bear to estimated total costs for each contract.  When the outcome of a contract cannot be estimated reliably, contract costs are recognized as an expense in the period in which they are incurred. Contract revenue is recognized to the extent of contract costs incurred that it is probable will be recoverable.  When it is probable that the total contract costs will exceed total contract revenue, the expected loss is recognized as an expense immediately.

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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product.  For the periods ended December 31, 2008 and 2007, the Company recognized $363,388 and $61,779, respectively, as a reduction of revenue for the discount offered to its customers.

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

	December 31, 2008	June 30, 2008	December 31, 2007
Period end RMB: US$ exchange rate	6.8346	6.8591	7.3046

Period average RMB: US$ exchange rate	6.8477	7.2753	7.4894

Period end HKD: US$ exchange rate	7.7502	7.7973	7.7470

Period average HKD: US$ exchange rate	7.7748	7.8081	7.7273

(l)           Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs for campaigns that spread across several months are charged to the profit and loss account according to the progress of the campaigns completed.  Differences between amounts paid to promotion service providers in advance for which advertising work has not been completed are included in the prepayment account on the balance sheet. Advertising costs charged to the profit and loss account were $1,901,068 and $0 for the six months ended December 31, 2008 and 2007, respectively.  Advertising costs are grouped under selling expenses in the profit and loss account.

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

(n)           Reserve Fund

In 2008, a subsidiary of the Company in China transferred 15% of their PRC profit after taxation to the surplus reserve fund.  Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $315,584 and Nil is restricted as of December 31, 2008 and 2007, respectively, for the surplus reserve fund.

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

Results of Operations

For the Three Months Ended December 31, 2008 Compared To Three Months Ended December 31, 2007

Our operating results are presented on a condensed consolidated basis for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the three months ended December 31, 2008 and 2007.

	2008		2007		Variance

REVENUES	$3,876,754	108%	$2,954,064	102%	$922,690	31%
DISCOUNTS	296,453	8%	61,779	2%	234,674	380%
REVENUES, NET	3,580,301	100%	2,892,285	100%	688,016	24%
COST OF SALES	354,557	10%	129,729	4%	224,828	173%
GROSS PROFIT	3,225,744	90%	2,762,556	96%	463,188	17%
Selling expenses	81,619	2%	35,227	1%	46,392	132%
Advertising expenses	991,134	28%	0	0%	991,134	100%
General & administrative expenses	348,978	10%	136,864	5%	212,114	155%
Bad debts	646,740	18%	0	0%	646,740	100%
OPERATING INCOME	1,157,273	32%	2,590,465	90%	(1,433,192)	(55)%
Financial income, net	22,932	1%	5,204	0%	17,728	341%
INCOME BEFORE TAXES	1,180,205	33%	2,595,669	90%	(1,415,464)	(55)%
Income tax expense	391,335	11%	390,102	13%	1,233	0%
NET INCOME	$788,870	22%	$2,205,567	76%	$(1,416,697)	(64)%

Revenues

The Company’s consolidated revenue rose to $3,876,754 for the three months ended December 31, 2008, a 31% increase from $2,954,064 reported for the three months ended December 31, 2007. The consolidated net revenue rose to $3,580,301 for the three months ended December 31, 2008, a 24% increase from $2,892,285 reported for the three months ended December 31, 2007.

The increase in revenue can be attributed to the significant increase in online insurance advertising services.

	2008		2007		Variance

Software development	$14,649	0%	$1,144,868	39%	$(1,130,219)	(99)%
Online insurance advertising	3,565,037	92%	1,751,511	59%	1,813,526	104%
Insurance agency	297,068	8%	57,685	2%	239,383	415%
Total Revenue	$3,876,754	100%	$2,954,064	100%	$922,690	31%

The significant increase in online insurance advertising services is a result of the significant increase in the number of insurance agents that place advertisements on the Company’s website.  There were 76 teams of insurance agents that placed advertisements on the Company’s website during the three months ended December 31, 2008 compared to 50 teams during the three months ended December 31, 2007.  Each team of insurance agents includes a number of individual insurance agents.  Each individual insurance agent signed an advertisement contract with the Company.  There were 186 contracts in effect during the three months ended December 31, 2008, compared to 134 contracts in effect during the three months ended December 31, 2007.  Online insurance advertising revenue increased by 104% or $1,813,526 to $3,565,037 for the three months ended December 31, 2008 from $1,751,511 for the three months ended December 31, 2007.

The decrease in software development projects during the three months ended December 31, 2008 of 99% or $1,130,219 compared to the three months ended December 31, 2007 was due to the significant decrease in the number of software development projects.  Only one small software development project was completed for the three months ended December 31, 2008 compared to three projects there were completed for the three months ended December 31, 2007.  This is the result of customers that are assessing the impact of the global financial crisis and most of their expansion or improvement plans were postponed or delayed.

Our insurance agency services had a significant increase of $239,383 or 415%, to $297,068 for the three months ended December 31, 2008 from $57,685 for the same period of 2007.  This is mainly the result of the acquisition of the insurance agency company, GHIA, by the end of October 2008.  It also results from the Company’s advertising and promotion campaign.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) increased $224,828 or 173% to $354,557 or 10% of net revenues for the three months ended December 31, 2008, from $129,729 or 4% of net revenues for the three months ended December 31, 2007. The increase in COS is attributed to the significant increase in revenues and accordingly the enlarged scale of operations to meet the operational needs.  The business tax for the inter-company transactions was $83,060 for the three months ended December 31, 2008, which was generated from the consultancy services fee paid by our VIE, ZYTX, to its primary beneficiary, ZBDT.

	2008		2007		Variance

Business tax and levies	$297,596	84%	$99,509	77%	$198,087	199%
Salaries and allowances	32,787	9%	25,728	20%	7,059	27%
Depreciation	3,480	1%	1,493	1%	1,987	133%
Other	20,694	6%	2,999	2%	17,695	590%
Total Cost of Sales	$354,557	100%	$129,729	100%	$224,828	173%

Gross Profit

The Company’s consolidated gross profit increased by $463,188 or 17% to $3,225,744 for the three months ended December 31, 2008 from $2,762,556 for the three months ended December 31, 2007.  The increase in gross profit is attributable to the significant increase in revenues from online insurance advertising.

Selling Expenses

Selling expenses were $81,619 or 2% of net revenues for the three months ended December 31, 2008, as compared to $35,227 or 1% of net revenues for the three months ended December 31, 2007. The increase is attributable to expenses in the growth of operations and the acquisition of the insurance agency company, GHIA, in October 2008.

	2008		2007		Variance

Salaries and allowances	$65,367	80%	$31,269	89%	$34,098	109%
Depreciation	675	1%	225	1%	450	200%
Office expenses	1,394	2%	244	1%	1,150	471%
Other	14,183	17%	3,489	10%	10,694	307%
	$81,619	100%	$35,227	100%	$46,392	132%

Salaries and allowances is a major component of selling expenses, which increased by 109% or $34,098 for the three months ended December 31, 2008 to $65,367 from $31,269 for the three months ended December 31, 2007.  The increase is attributed to the growth of staff, who provide the customer service and support in accordance with the growth of the Company and the acquisition of an insurance company, GHIA.

Advertising Expenses

Advertising and promotion expenses of $991,134 were increased for the three months ended December 31, 2008 and related to brand building and promotion of both our business and web portal, which campaign started in May 2008.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $348,978 or 10% of our net revenue for the three months ended December 31, 2008, as compared to $136,864 or 5% of net revenues for the three months ended December 31, 2007. The increase was mainly attributable to the growth of our business operations and the acquisition of the insurance agency company, GHIA.

	2008		2007		Variance

Salaries and allowances	$74,682	21%	21,546	16%	53,136	247%
Rental	84,684	25%	9,760	7%	74,924	768%
Building management fee	10,586	3%	-	0%	10,586	100%
Depreciation	18,704	5%	2,378	2%	16,326	687%
Amortization	100,973	29%	-	0%	100,973	100%
Travel & accommodations	15,685	4%	31,576	23%	(15,891)	(50)%
Legal & professional fees	3,544	1%	51,680	37%	(48,136)	(93)%
Other	40,120	12%	19,924	15%	20,196	101%
	$348,978	100%	$136,864	100%	$212,114	155%

The major component of G&A expense is salaries and allowances, which was 21% and 16% for the three months ended December 31, 2008 and 2007, respectively.    The salaries and allowances increased by 247% or $53,136 for the three months ended December 31, 2008, which is caused by the expansion of our operations.

Rental expense also increased significantly by 768% or $74,924, to $84,684 for the three months ended December 31, 2008 from $9,760 for the same period last year.  It resulted from the office of ZBDT which was not used in 2007 and the Company was expanding its branch offices in Beijing.

Amortization is also a significant portion of G&A expense.  It represents the amortization of the software systems, which had been used in February 2008.

Bad Debts

Bad debts were $646,740 or 18% of our net revenue for the three months ended December 31, 2008, as compared to $0 for the three months ended December 31, 2007. The increase was mainly attributable to the recoverability of the receivables from customers whom are affected by the global financial crisis.  Our management made such allowance after the review and assessment of all customers throughout the period.

Financial Income, net

Net financial income for the three months ended December 31, 2008 was $22,932, which represents a 341% or $17,728 increase from $5,204 of net interest income for the three months ended December 31, 2007. The increase was the result of the increase in cash flow in this year from the enlarged scale of our operations compared with same period of last year.

Income Taxes

The income taxes slightly increased by $1,233 to $391,335 for the three months ended December 31, 2008 from $390,102 for the three months ended December 31, 2007.  The increase is attributed by the increase of the operating income on the subsidiary, ZBDT, which was subject to CIT rate at 25%, and ZYTX was exempt from CIT, for the three months ended December 31, 2008.

Net Income

The net income of the Company for three months ended December 31, 2008 decreased 64% or $1,416,697 to $788,870 from net income of $2,205,567 for the three months ended December 31, 2007. This significant decrease is attributed to the increase of advertising expenses of $991,134 and the increase in the provision for doubtful accounts receivable of $646,740 during the three months ended December 31, 2008.

Results by Segment

The Company has determined that there are three reportable business segments for the three months ended December 31, 2008 and 2007, which are software development, online insurance advertising and our insurance agency business within the PRC.

(a)           Software Development

	2008		2007		Variance

Revenue	$14,649	100%	$1,144,868	100%	$(1,130,219)	(99)%
COS	3,197	22%	23,493	2%	(20,296)	(86)%
Gross profit	$11,452	78%	$1,121,375	98%	$(1,109,923)	(99)%

Revenues from software development decreased by 99% or $1,130,219 to $14,649 for the three months ended December 31, 2008 from $1,144,868 for the three months ended December 31, 2007.  The decrease is attributable to the completion of only one small project during the three months ended December 31, 2008.

Therefore, following the decrease of revenue from software development, the COS and gross profit decreased accordingly, amounting to $20,296 and $1,109,923, respectively, for the three months ended December 31, 2008.  Details of COS are summarized as below:

	2008		2007		Variance

Salaries and allowances	$0	0%	$19,172	81%	$(19,172)	(100)%
Depreciation	3,197	100%	1,322	6%	1,875	142%
Other	0	0%	2,999	13%	(2,999)	(100)%
	$3,197	100%	$23,493	100%	$(20,296)	(86)%

Different from December 31, 2007, salaries and allowances were not the major components of COS for software development income.  There were no salaries and allowances for the three months ended December 31, 2008 from $19,172 for the three months ended December 31, 2007.

Different from the other business segments, the Software Development segment is the only segment not subject to business tax and levies under existing PRC tax law.  As a result, no business tax and levy expenses were incurred.

(b)           Online Insurance Advertising

	2008		2007		Variance

Revenue	$3,565,037	100%	$1,751,511	100%	$1,813,526	104%
COS	234,787	7%	103,050	6%	131,737	128%
Gross profit	$3,330,250	93%	$1,648,461	94%	$1,681,789	102%

Revenues from online insurance advertising increased by 104% or $1,813,526 to $3,565,037 for the three months ended December 31, 2008 from $1,751,511 for the three months ended December 31, 2007.  This increase is attributable to the significant increase in the in the number of insurance agents that place advertisements on the Company’s website.  There were 87 teams of insurance agents that placed advertisements on the Company’s website during the three months ended December 31, 2008 compared to 14 teams during the three months ended December 31, 2008.  Each team of insurance agent includes a number of individual insurance agents.  Each individual insurance agent signed an advertisement contract with the Company.  There were 323 contracts in effect during the three months ended December 31, 2008, compared to 41 contracts in effect during the three months ended December 31, 2008.

Meanwhile, the Company maintained stable COS and GP ratios for both fiscal three months ended December 31, 2008 and 2007.

	2008		2007		Variance

Business tax and levies	$196,076	84%	$96,323	93%	$99,753	104%
Salaries and allowances	17,934	8%	6,556	7%	11,378	174%
Depreciation	83	0%	171	0%	(88)	(51)%
Other	20,694	8%	0	0%	20,694	100%
	$234,787	100%	$103,050	100%	$131,737	128%

As the Online Insurance Advertising segment is subject to business tax and levies, business tax and levies became the most significant elements of the COS, which was 5.5% of our revenue.  Compared to the same period of the prior year, this increase in business taxes and levies is attributable to the increase in revenue.

(c)           Insurance Agency

	2008		2007		Variance

Revenue	$297,068	48304%	$57,685	(1409)%	$239,383	415%
Discounts	296,453	48204%	61,779	(1509)%	234,674	380%
Revenue, net	$615	100%	$(4,094)	100%	$4,709	(115)%
COS	33,513	5449%	3,186	(78)%	30,327	952%
Gross loss	$(32,898)	(5349)%	$(7,280)	178%	(25,618)	352%

Our insurance agency business was launched in September 2007, which is a new operating sector for the Company.  In order to penetrate the market, the Company offered attractive discounts to the customers and promoted the brand and web portal.  In addition, the Company acquired the insurance agency company, GHIA, during October 2008, which had a positive impact on the performance of our insurance agency business.

Revenue from our insurance agency business is also subject to business tax and levies.  The COS mainly consists of business tax and levies of 5.5% of revenue and returned commission of cancelled policies, amounting to $18,460 for the three months ended December 31, 2008.

As the income from our insurance agency business, the COS and GP ratios for both three months ended December 31, 2008 and 2007 are fluctuating.

	2008		2007		Variance

Business tax and levies	$18,460	55%	$3,186	100%	$15,274	480%
Salaries and allowances	14,853	44%	0	0%	14,853	100%
Depreciation	200	1%	0	0%	200	100%
	$33,513	100%	$3,186	100%	$30,327	952%

Except for the business tax and levies, the salaries and allowances is a major component of COS for three months ended December 31, 2008 as the Company has a team to service the insurance customers, working for the newly acquired company, GHIA.

(d)           Administration

	2008		2007		Variance

Revenue	$-	-	$-	-	$-	-
COS	83,060	100%	-	-	83,060	100%
Gross loss	$(83,060)	100%	$-	-	$(83,060)	100%

Administration represented the inter-companies’ service income from ZYTX to ZBDT, which was eliminated on consolidation.  However, under the relevant PRC tax laws, service income of ZBDT was subject to business tax and levies of 5.5% on revenue, which was recognized as a COS of administration.

For the Six Months Ended December 31, 2008 Compared To Six Months Ended December 31, 2007

Our operating results are presented on a condensed consolidated basis for the six months ended December 31, 2008, as compared to the six months ended December 31, 2007.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the six months ended December 31, 2008 and 2007.

	2008		2007		Variance

REVENUES	$9,397,053	104%	$5,300,753	101%	$4,096,300	77%
DISCOUNTS	363,388	4%	61,779	1%	301,609	488%
REVENUES, NET	9,033,665	100%	5,238,974	100%	3,794,691	72%
COST OF SALES	790,413	9%	222,833	4%	567,580	255%
GROSS PROFIT	8,243,252	91%	5,016,141	96%	3,227,111	64%
Selling expenses	165,893	2%	55,943	1%	109,950	197%
Advertising expenses	1,901,068	21%	0	0%	1,901,068	100%
General & administrative expenses	738,371	8%	214,962	4%	523,409	243%
Bad debts	932,338	10%	0	0%	932,338	100%
OPERATING INCOME	4,505,582	50%	4,745,236	91%	(239,654)	(5)%
Financial income, net	22,818	0%	6,475	0%	16,343	252%
INCOME BEFORE TAXES	4,528,400	50%	4,751,711	91%	(223,311)	(5)%
Income tax expense	1,283,130	14%	713,508	14%	569,622	80%
NET INCOME	$3,245,270	36%	$4,038,203	77%	$(792,933)	(20)%

Revenues

The Company’s consolidated revenue rose to $9,397,053 for the six months ended December 31, 2008, an increase of 77% or $4,096,300 from $5,300,753 reported for the six months ended December 31, 2007. The consolidated net revenue rose to $9,033,665 for the six months ended December 31, 2008, an increase of 72% or $3,794,691 from $5,238,974 for the six months ended December 31, 2007.

The increase in revenue can be attributed to the significant increase in online insurance advertising services.

	2008		2007		Variance

Software development	$1,931,361	21%	$2,149,694	41%	$(218,333)	(10)%
Online insurance advertising	7,098,892	75%	3,093,138	58%	4,005,754	130%
Insurance agency	366,800	4%	57,921	1%	308,879	533%
Total Revenue	$9,397,053	100%	$5,300,753	100%	$4,096,300	77%

The significant increase in online insurance advertising services is a result of the significant increase in the number of insurance agents that place advertisements on the Company’s website.  There were 76 teams of insurance agents that placed advertisements on the Company’s website during the six months ended December 31, 2008 compared to 50 teams during the six months ended December 31, 2007.  Each team of insurance agents includes a number of individual insurance agents.  Each individual insurance agent signed an advertisement contract with the Company.  There were 186 contracts in effect during the six months ended December 31, 2008, compared to 134 contracts in effect during the six months ended December 31, 2007.  Online insurance advertising revenue increased by 130% or $4,005,754 to $7,098,892 for the six months ended December 31, 2008 from $3,093,138 for the six months ended December 31, 2007.

The decrease in software development projects during the six months ended December 31, 2008 of 10% or $218,333 compared to the six months ended December 31, 2007 was to the result of customers that are assessing the impact of the global financial crisis and most of their expansion or improvement plan were postponed or delayed.

Our insurance agency business had a significant increase in revenue of $308,879 or 533%, to $366,800 for the six months ended December 31, 2008 from $57,921 for the same period of 2007.  This is mainly the result of the acquisition of GHIA, which was completed in October 2008 and the results from the advertising and promotion campaign.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) increased $567,580 or 255% to $790,413 or 9% of net revenues for the six months ended December 31, 2008, from $222,833 or 4% of net revenues for the six months ended December 31, 2007. The increase in COS is attributed to the significant increase in revenues and accordingly the enlarged the scale of operations to meet the operational needs.  In addition, the business tax for the inter-company transactions was $281,596 for the six months ended December 31, 2008, which was generated from the consultancy services fee paid by our VIE, ZYTX, to its primary beneficiary, ZBDT.

	2008		2007		Variance

Business tax and levies	$694,217	88%	$173,308	78%	$520,909	301%
Salaries and allowances	66,704	8%	41,040	18%	25,664	63%
Depreciation	5,794	1%	2,718	1%	3,076	113%
Other	23,698	3%	5,767	3%	17,931	311%
Total Cost of Sales	$790,413	100%	$222,833	100%	$567,580	255%

Gross Profit

The Company’s consolidated gross profit increased by $3,227,111 or 64% to $8,243,252 for the six months ended December 31, 2008 from $5,016,141 for the six months ended December 31, 2007.  The increase in gross profit is attributable to the significant increase in revenues from online insurance advertising.

Selling Expenses

Selling expenses were $165,893 or 2% of net revenues for the six months ended December 31, 2008, as compared to $55,943 or 1% of net revenues for the six months ended December 31, 2007. The increase is attributable to expenses on the growth of our operations and the acquisition of the insurance agency company, GHIA, on October 2008.

	2008		2007		Variance

Salaries and allowances	$135,685	82%	42,673	76%	93,012	218%
Depreciation	1,276	1%	391	1%	885	226%
Office expenses	2,069	1%	1,494	3%	575	38%
Other	26,863	16%	11,385	20%	15,478	136%
	$165,893	100%	55,943	100%	109,950	197%

Selling expenses increased by 197% or $109,950 to $165,893 for the six months ended December 31, 2008 from $55,943 for the six months ended December 31, 2007.  The increase is attributed to the increase of salaries and allowances.

Salaries and allowances was increased by 218% or $93,012 for the six months ended December 31, 2008 to $135,685 from $42,673 for the six months ended December 31, 2007.  The increase is attributed to the additional staff for customer service and support in accordance with the growth of the Company and the acquisition of an insurance company, GHIA.

Advertising Expenses

Advertising and promotion expenses of $1,901,068 were incurred for the six months ended December 31, 2008 and related to brand building and promotion of both our business and web portal, which campaign began in May 2008.

General and Administrative Expenses

General and administrative expenses were $738,371 or 8% of our net revenue for the six months ended December 31, 2008, as compared to $214,962 or 4% of net revenues for the six months ended December 31, 2007. The increase was mainly attributable to the growth of our business operations and the acquisition of the insurance agency company, GHIA.

	2008		2007		Variance

Salaries and allowances	$135,785	18%	$36,665	17%	$99,120	270%
Rental	155,187	21%	27,193	13%	127,994	471%
Building management fee	21,105	3%	0	0%	21,105	100%
Depreciation	46,503	6%	3,435	2%	43,068	1254%
Amortization	201,319	28%	0	0%	201,319	100%
Travel & accommodations	66,285	9%	39,429	18%	26,856	68%
Legal & professional fees	9,374	1%	51,067	24%	(41,693)	(82)%
Other	102,813	14%	57,173	26%	45,640	80%
	$738,371	100%	$214,962	100%	$523,409	243%

Similar to selling expenses, the major components of G&A expenses is also salaries and allowances, which was 18% and 17% for the six months ended December 31, 2008 and 2007, respectively.    Salaries and allowances increased by 270% or $99,120 for the six months ended December 31, 2008, which was caused by the Company’s expansion.

Rental has also increased significantly by 471% or $127,994, to $155,187 for the six months ended December 31, 2008 from $27,193 for the same period last year.  The increase was attributed to the office of ZBDT which was not yet used in 2007 and the Company was expanding its branch offices in Beijing.

Amortization is also a significant portion of G&A expense.  Amortization was $201,319 for the six months ended December 31, 2008 compared to $0 for the same period in 2007.   It represents the amortization of the software systems, which had been used in February 2008.

Bad Debts

Bad debts were $932,338 or 10% of our net revenue for the six months ended December 31, 2008, as compared to $0 for the six months ended December 31, 2007. The increase was mainly attributable to the concern relating to the recoverability of the receivables from customers affected by the global financial crisis.

Financial Income, net

Net financial income for the six months ended December 31, 2008 was $22,818, which represents a 252% or $16,343 increase from $6,475 of net interest income for the six months ended December 31, 2007. The increase was the result of the increase in cash flow in this year from the enlarged scale of our operations comparing with same period of last year.

Income Taxes

The income taxes increased by 80% or $569,622 to $1,283,130 for the six months ended December 31, 2008 from $713,508 for the six months ended December 31, 2007.  The increase is attributed by the increase of the operating income on the subsidiary, ZBDT, which was subject to CIT rate at 25%, and ZYTX was exempt from CIT,  for the six months ended December 31, 2008.

Net Income

The net income of Company for six months ended December 31, 2008 decreased 20% or $792,933 to $3,245,270 from of $4,038,203 for the six months ended December 31, 2007. This significant decrease is attributed to the increase of advertising expenses of $1,901,068 for promotion and branding, and the increase in the provision for doubtful accounts receivable of $932,338 during the six months ended December 31, 2008.

Results by Segment

The Company has determined that there are three reportable business segments for the six months ended December 31, 2008 and 2007, which are software development, online insurance advertising and our insurance agency business within the PRC.

(a)      Software Development

	2008		2007		Variance

Revenue	$1,931,361	100%	$2,149,694	100%	$(218,333)	(10)%
COS	32,236	2%	42,103	2%	(9,867)	(23)%
Gross profit	$1,899,125	98%	$2,107,591	98%	$(208,466)	(10)%

Revenues from software development decreased by 10% or $218,333 to $1,931,361 for the six months ended December 31, 2008 from $2,149,694 for the six months ended December 31, 2007.  The decrease is attributable to the completion of only one small project during the second half of six months ended December 31, 2008.

Therefore, following the decrease of revenue from Software Development, the COS and gross profit decreased accordingly, amounting to $9,867 and $208,466, respectively, for the six months ended December 31, 2008.  Details of COS are summarized as below:

	2008		2007		Variance

Salaries and allowances	$23,986	74%	$33,848	80%	$(9,862)	(29)%
Depreciation	5,181	16%	2,488	6%	2,693	108%
Other	3,069	10%	5,767	14%	(2,698)	(47)%
	$32,236	100%	$42,103	100%	$(9,867)	(23)%

Same as December 31, 2007, salaries and allowances were major components of COS for software development income.  Salaries and allowances for the six months ended December 31, 2008 decreased by $9,862 or 29% from $33,848 for the six months ended December 31, 2007.

Different from the other business segments, the software development segment is the only segment not subject to business tax and levies under existing PRC tax law.  As a result, no business tax and levy expenses were incurred.

(b)      Online Insurance Advertising

	2008		2007		Variance

Revenue	$7,098,892	100%	$3,093,138	100%	$4,005,754	130%
COS	439,192	6%	177,544	6%	261,648	147%
Gross profit	$6,659,700	94%	$2,915,594	94%	$3,744,106	128%

Revenues from online insurance advertising increased by 130% or $4,005,754 to $7,098,892 for the six months ended December 31, 2008 from $3,093,138 for the six months ended December 31, 2007.  This increase is attributable to the significant increase in the in the number of insurance agents that place advertisements on the Company’s website.  There were 76 teams of insurance agents that placed advertisements on the Company’s website during the six months ended December 31, 2008 compared to 50 teams during the six months ended December 31, 2008.  Each team of insurance agent includes a number of individual insurance agents.  Each individual insurance agent signed an advertisement contract with the Company.  There were 186 contracts in effect during the six months ended December 31, 2008, compared to 134 contracts in effect during the six months ended December 31, 2008.

Meanwhile, the Company maintained stable COS and GP ratios for both fiscal six months ended December 31, 2008 and 2007.

	2008		2007		Variance

Business tax and levies	$390,439	89%	$170,123	96%	$220,316	130%
Salaries and allowances	27,909	6%	7,192	4%	20,717	288%
Depreciation	215	0%	229	0%	(14)	(6)%
Other	20,629	5%	0	0%	20,629	100%
	$439,192	100%	$177,544	100%	$261,648	147%

As the Online Insurance Advertising segment is subject to business tax and levies, business tax and levies became the most significant elements of the COS, which was 5.5% of our revenue.  Compared to the same period of the prior year, this increase in business taxes and levies is attributable to the increase in revenue.

(c)       Insurance Agency

	2008		2007		Variance

Revenue	$366,800	10750%	$57,921	(1501)%	$308,879	533%
Discounts	363,388	10650%	61,779	(1601)%	301,609	488%
Revenue, net	$3,412	100%	$(3,858)	100%	$7,270	(188)%
COS	37,389	1096%	3,186	(83)%	34,203	1074%
Gross loss	$(33,977)	(996)%	$(7,044)	183%	$(26,933)	382%

Our insurance agency business was launched in September 2007, which is a new operating sector for the Company.  In order to penetrate the market, the Company offered attractive discounts to the customers and promoted the brand and web portal.  In addition, the Company acquired the insurance agency company, GHIA, during October 2008, which had a positive impact on the performance of our insurance agency business.

Revenue from our Insurance Agency is also subject to business tax and levies, the COS mainly consists of business tax and levies in 5.5% of revenue and returned commission of cancelled policies, amounting to $22,182 for the six months ended December 31, 2008.  Corresponding to the increase of revenue, the business tax and levies increased by 596% or $18,996 for the six months ended December 31, 2008 from $3,186 for same period last year.

As the income from our insurance agency business, the COS and GP ratios for both six months ended December 31, 2008 and 2007 are fluctuating.

	2008		2007		Variance

Business tax and levies	$22,182	59%	$3,186	100%	$18,996	596%
Salaries and allowances	14,809	40%	0	0%	14,809	100%
Depreciation	398	1%	0	0%	398	100%
	$37,389	100%	$3,186	100%	$34,203	1074%

Except for the business tax and levies, the salaries and allowances is a major component of COS for six months ended December 31, 2008 as the Company has a team to service the insurance customers working for our newly-acquired company, GHIA.

(d)       Administration

	2008		2007		Variance

Revenue	$-	-	$-	-	$-	-
COS	281,596	100%	-	-	281,596	100%
Gross loss	$(281,596)	100%	$-	-	$(281,596)	100%

Administration represented the inter-companies’ service income from ZYTX to ZBDT, which was eliminated on consolidation.  However, under the relevant PRC tax laws, service income of ZBDT was subject to business tax and levies of 5.5% on revenue, which was recognized as a COS of administration.

Liquidity and Capital Resources

Cashflow

As of December 31, 2008, the Company had $2,588,629 in bank deposits in banks in China, which constitutes about ninety-nine point seven percent (99.7%) of its total cash and cash equivalents as of such date.

We summarize our Statement of Cashflow for the periods ended December 31, 2008 and 2007 as below:

	2008	2007	Variance
Net cash provided by (used in)
Operating activities	$3,824,615	$2,826,412	$998,203	35%
Investing activities	(5,825,296)	(124,641)	(5,700,655)	4574%
Financing activities	77	0	77	100%
Net change in cash and cash equivalents	(2,000,604)	2,701,771	(4,702,375)	(174)%

Effect of exchange rate changes on cash and cash equivalents	28,417	183,889	(155,472)	(85)%

Cash and cash equivalents at beginning of period	4,567,853	47,657	4,520,196	9485%

Cash and cash equivalents at end of period	$2,595,666	$2,933,317	$(337,651)	(12)%

Cash flows provided by operating activities during the six months ended December 31, 2008 amounted to $3,824,615, representing an increase of $998,203 or 35% as compared with cash flows provided by operating activities of $2,826,412 during the six months ended December 31, 2007. The increase in cash flows from operating activities was primarily due to the benefits obtained from the Company’s operating activities which have been enhanced by our online insurance advertising.  In addition, the newly acquired company, GHIA, collected other receivables of $1,024,682 during the period, which also increased the cash flows from operating activities.

Cash flows used in investing activities was $5,825,296 during the six months ended December 31, 2008, which represented an increase of $5,700,655, as compared to $124,641 for the six months ended December 31, 2007. This increase is mainly attributable to the acquisition of GHIA during the period which enhanced the expansion of the business of our insurance agency business in a short period of time.

For the six months ended December 31, 2008, cash provided by financing activities was $77, which represented an increase of $77 or 100%, as compared to $0 for the six months ended December 31, 2007. The current period amount represented an advance from a director to the Company for the operating expenses of Rise & Grow of $77.

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

As of December 31, 2008, all of our capital is equity capital and we have not made any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements in the next twelve months. As for our business development, the Company may consider raising additional funds for the following future business plans if conditions are suitable:

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

Material Commitments

(a)           Lease Commitments

The Company occupies office spaces leased from third parties.  For the six months ended December 31, 2008 and 2007, the Company recognized $155,859 and $27,193, respectively, as rental expense for these spaces.  As of December 31, 2008, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2009	$188,507
2010	311,140
2011	46,011
$545,658

(b)           Capital Commitments

The Company entered into an agreement of purchase of software system to facilitate the operation of our insurance agency business amounting to $1,126,620 (Rmb7,700,000).  For the six months ended December 31, 2008, the Company made a 65% prepayment of $732,303 (Rmb5,005,000).  As of December 31, 2008, the Company had outstanding commitments with respect to this purchase agreement of $337,986 (Rmb2,310,000) and $56,331 (Rmb385,000) due on May 31, 2009 and August 20, 2009, respectively.

Transactions With Related Persons

During the six months ended December 31, 2008 and the year ended June 30, 2008, the Chairman of the Company, Mr. Wang Zhenyu, made an advance amounting to $77 and $153,069, respectively, to Rise & Grow for its operational needs. Besides, for the six months ended December 31, 2008, the CEO, Ms. Xu Junjun, paid expenses on behalf of GHIA amounting to $28,892 before the completion of the acquisition.  At December 31, 2008, the amount outstanding was $182,427.  The outstanding amount due to a director is non-interest bearing, unsecured and has no fixed term of repayment.

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

The Company had $2,588,629 and $4,562,222 in bank deposits in the banks in China, which constitutes about 99.7% and 99.9% of its total cash and cash equivalents as of December 31, 2008 and June 30, 2008, respectively.  Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests.  However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007.  The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks.  Under the new Bankruptcy Law, a Chinese bank may go bankrupt.  In addition, since China’s concession to World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased.  In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents. As of December 31, 2008 and June 30, 2008, approximately 17% and 35% accounts receivable were related to our software development business, and 81% and 64% for our insurance agency business, respectively.  Regarding our online advertising and insurance agency business operations, no individual customer accounted for more than 10% of total net revenues for the six months ended December 31, 2008 and 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the U.S. Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes In Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of December 31, 2008, there was no outstanding litigation.

ITEM 1A. RISK FACTORS

As a small reporting company, we are not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2008, the Company had no unregistered sales of equity securities.

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

Date:	February 17, 2009	By:	/s/ Junjun Xu
		Name:	Junjun Xu
		Its:	Chief Executive Officer

Date:	February 17, 2009	By:	/s/Mingfei Yang
		Name:	Mingfei Yang
		Its:	Chief Financial Officer and
Principal Accounting Officer