Form 10-Q
period 2009-03-31
China INSOnline Corp.
filed 2009-05-15
CIK 860131

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 12, 2009, the registrant had 40,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INSONLINE CORP.

(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)

AND

SUBSIDIARIES

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND JUNE 30, 2008	F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)	F-5 – F-19

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	June 30, 2008
ASSETS	(Unaudited)
Cash and cash equivalents	$438,641	$4,567,853
Accounts receivable, net of allowance of $933,947 and $0 at March 31, 2009 and June 30, 2008, respectively	8,339,828	6,387,502
Prepayments and deposits	7,047,227	1,284,963
Other receivables	11,852	7,440
Deferred taxes	635,863	243,676
Total Current Assets	16,473,411	12,491,434
Fixed assets, net	298,518	257,199
Software, net	3,091,236	2,671,286
Insurance license – indefinite life	4,473,787	-
Deferred taxes	55,631	37,216
Total Long-Term Assets	7,919,172	2,965,701
TOTAL ASSETS	$24,392,583	$15,457,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$150,426	$2,642
Other payables and accrued liabilities	2,221,588	1,304,805
Amount due to directors	153,449	153,069
Taxes payable	5,376,274	2,902,587
Deferred taxes	28,748	11,530
Deferred revenue	-	63,583
Total Current Liabilities	7,930,485	4,438,216
Deferred taxes	-	18,792
Total Long-Term Liabilities	-	18,792
TOTAL LIABILITIES	7,930,485	4,457,008

COMMITMENTS

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	40,000	40,000
Additional paid-in capital	86,360	86,360
Retained earnings (restricted portion of $315,584 at March 31, 2009 and June 30, 2008)	15,561,431	10,113,609
Accumulated other comprehensive income	774,307	760,158
Total Shareholders’ Equity	16,462,098	11,000,127
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,392,583	$15,457,135

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

REVENUES, NET	$3,989,716	$3,230,301	$13,047,434	$8,469,275

COST OF SALES	390,206	623,033	1,182,668	845,866
GROSS PROFIT	3,599,510	2,607,268	11,864,766	7,623,409

Selling expenses	62,082	43,185	228,409	99,128
Advertising expenses	90	-	1,906,559	-
General and administrative expenses	558,814	262,335	1,299,047	477,297
Provision for doubtful accounts	-	-	934,987	-

INCOME FROM OPERATIONS	2,978,524	2,301,748	7,495,764	7,046,984

Financial income, net	1,448	6,289	24,332	12,764

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2,979,972	2,308,037	7,520,096	7,059,748

Income taxes	785,778	697,851	2,072,274	1,411,359

NET INCOME	2,194,194	1,610,186	5,447,822	5,648,389

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss)/gain	(10,681)	374,563	14,149	560,144

COMPREHENSIVE INCOME	$2,183,513	$1,984,749	$5,461,971	$6,208,533

NET INCOME PER SHARE

- BASIC AND DILUTED	$0.05	$0.04	$0.14	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING

- BASIC AND DILUTED	40,000,000	39,961,882	40,000,000	31,096,530

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,447,822	$5,648,389
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	311,554	26,918
Depreciation	78,400	38,617
Deferred taxes	(387,788)	(133,654)
Allowance for doubtful accounts	934,987	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,568,904)	(1,097,428)
Other receivables	1,015,347	6,525
Prepayments and deposits	1,168,190	(2,200,801)
Accounts payable	138,265	295,015
Other payables and accrued liabilities	831,428	950,276
Taxes payable	2,467,397	1,626,105
Deferred revenue	(63,583)	134,817
Net cash provided by operating activities	9,373,115	5,294,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	(5,715,919)	-
Acquisition of software	(731,433)	(2,753,210)
Prepayment for software	(6,921,547)	-
Acquisition of fixed assets	(119,727)	(264,968)
Net cash used in investing activities	(13,488,626)	(3,018,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to a related company	-	(645,737)
Repayment from a related company	-	645,737
Repayment to a director	(28,602)	-
Net cash used in financing activities	(28,602)	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,144,113)	2,276,601
Effect of exchange rate changes on cash	14,901	561,485
Cash and cash equivalents, at beginning of the period	4,567,853	47,657
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$438,641	$2,885,743

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

1.	Organization and Principal Activities (Continued)

ZBDT was formed by Rise & Grow for the purpose of developing computer and network software and related products and to promote the development of high-tech industries in the field of Chinese information technology.  In compliance with the PRC’s foreign investment restrictions on Internet information services and other laws and regulations, ZBDT conducts all of its Internet information and media services and advertising in China through ZYTX, a domestic Variable Interest Entity (“VIE”), as its primary beneficiary.  It does this by controlling Beijing ZYTX Technology Co., Ltd (“ZYTX”), through an Exclusive Technical Consulting and Service Agreement (the “Consulting Agreement”) and related transaction documents dated as of September 28, 2007 (collectively, the “Service Agreements”).

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

Powers of Attorney were also executed by the two (2) owners of ZYTX empowering ZBDT to act on their behalf, and ZBDT has the full authority to perform all of the rights bestowed upon them as a shareholder of ZYTX and control over said equity interests in ZYTX.  These rights include: (i) the right to attend shareholder meetings, (ii) signatory authority for shareholder resolutions, (iii) the performance of all rights as a shareholder, including voting rights and the right to partially or wholly transfer, assign or pledge the equity interest in ZYTX, (v) a right to appoint legal representatives, board members, executive directors and other senior management officers, (vi) the right to execute and perform the obligations of a certain Transfer Agreement referenced in the Equity Purchase Agreements, (vii) the right to transfer, allocate, or use the dividends-in-cash and other non cash income as directed by ZYTX, (viii) the right to perform all the necessary rights incurred from ZYTX’s equity interest and (ix) the right to re-consign all the matters and rights under the Powers of Attorney to any other individual(s) or other legal person(s).

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

1.	Organization and Principal Activities (Continued)

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

On October 28, 2008, Rise & Grow and ZYTX entered into a Share Purchase Agreement through which Rise & Grow acquired 100% ownership of Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC, through ZYTX to act as legal owner in China.  GHIA is an insurance agent company which operates in the PRC.  The consideration was US$5,846,244 (RMB40,000,000) in cash.  This share purchase transaction resulted in Rise & Grow obtaining 100% of the voting and beneficial interest in GHIA.  Also see note 12.

2.	Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

3.	Principles of Consolidation

The consolidated financial statements included the accounts of CHIO and the following subsidiaries (collectively, the “Company”):

a)	Rise & Grow – 100% subsidiary of CHIO

b)	ZBDT – 100% subsidiary of Rise & Grow

c)	ZYTX – a VIE of ZBDT

d)	GHIA – 100% subsidiary of Rise & Grow through ZYTX to act as legal owner in China

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

4.	Summary of Significant Accounting Policies (Continued)

(c)           Fair Value of Financial Instruments (Continued)

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of March 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$438,641	$438,641	-	-

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

(d)           Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

4.	Summary of Significant Accounting Policies (Continued)

(e)           Revenue Recognition

Advertising

Advertising revenues are derived mainly from online advertising arrangements, which allow advertisers to place advertisements on particular areas of the Company’s web sites, in particular formats and over particular periods of time.  Such arrangements have generally included some combination of the following: web site construction services, web site advertising and web site maintenance services.  In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value for revenue recognition purposes, when possible.

The details of revenue recognition for each type of advertising revenues are illustrated below:

•
Web site construction service, which is usually included in new advertising contract, mainly consists of fees for design and computer coding of new web sites.  The service fee is recognized when the web site is completed and wired in the server.

•	Web site advertising is recognized ratably over the displayed period of the advertisement, which is typically one year.

•
Web site maintenance service involves providing technical support and maintenance for customers’ web sites.  Such services are generally on a contract basis with a service period of one year.  Revenue is recognized ratably over the contract period.

Under the guidance of the SOP 97-2 “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, the Company determines vendor-specific objective evidence based on actual prices charged when the service is sold on a standalone basis.

Software Development

Software development revenue is recognized in accordance with SOP 97-2, when the outcome of a contract for software development can be estimated reliably, contract revenue and costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date, as measured by the proportion that costs incurred to date bear to estimated total costs for each contract.  Contract revenue is recognized to the extent of contract costs incurred that it is probable will be recoverable.  When the outcome of a contract cannot be estimated reliably, contract costs are recognized as an expense for the period in which they are incurred. Where it is probable that the total contract costs will exceed total contract revenue, the expected loss is recognized as an expense immediately.

Insurance Commissions

Insurance revenues, net of discounts, represent commissions earned from performing agency-related services. Insurance commissions are recognized at the later of the date when the customer is initially billed or the insurance policy’s effective date.

In accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” cash consideration given to customers or resellers, for which the Company does not receive a separately identifiable benefit or cannot reasonably estimate fair value, are accounted for as a reduction of revenue rather than as an expense.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

4.	Summary of Significant Accounting Policies (Continued)

(e)           Revenue Recognition (Continued)

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product.  For the nine months ended March 31, 2009 and 2008, the Company recognized $465,520 and $177,411, respectively, as a reduction of revenue for the discounts offered to its customers.

(f)           Foreign Currency Translation

The accompanying financial statements are presented in United States dollars.  The functional currencies of the Company are the Renminbi (“RMB”) and Hong Kong Dollar (“HKD”).  The financial statements are translated into United States dollars (“US$” or “$”) from RMB and US$ from HKD at period/year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	March 31, 2009	June 30, 2008	March 31, 2008
Period/year end RMB: US$ exchange rate	6.8359	6.8591	7.0100
Period/year average RMB: US$ exchange rate	6.8283	7.2753	7.4919
Period/year end HKD: US$ exchange rate	7.7519	7.7973	7.8114
Period/year average HKD: US$ exchange rate	7.7694	7.8081	7.8297

 (g)           Insurance license

The insurance license of $4,473,787 (see Note 12) was determined based on fair value as determined by the Company’s management after the consideration of a report from an independent appraisal company and consolidated industrial and market information.  The license represents an operating license for an insurance agency business in China. The license is not subject to amortization as the Company determined that it has an indefinite life and expects the license to generate indefinite cash flows.

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
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

5.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 141 (R) will significantly affect the accounting for future business combinations and the Company will determine the accounting as new combinations occur.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact, if any, that adoption of SFAS No. 160 would have on the Company’s financial statements.

On April 9, 2009, the FASB approved FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment.

FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008.  The Company is currently in the process of assessing the impact, if any, that SFAS No. 161 will have on the disclosures in the Company’s consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provide guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. We are currently evaluating the impact, if any, the adoption of EITF 07-05 will have on our financial statements.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

6.	Fixed Assets

Fixed assets consist of the following:

	March 31, 2009	June 30, 2008
At cost:	(Unaudited)
Leasehold improvement	$179,883	$135,003
Furniture and fixtures	15,237	13,339
Computers and equipment	121,318	83,004
Motor vehicles	129,073	94,438
	445,511	325,784
Less: Accumulated depreciation
Leasehold improvement	91,263	44,972
Furniture and fixtures	3,063	1,032
Computers and equipment	30,390	15,456
Motor vehicles	22,277	7,125
	146,993	68,585
Fixed assets, net	$298,518	$257,199

Depreciation expense for the nine months ended March 31, 2009 and 2008 was $78,400 and $38,617, respectively.

7.	Software

Software consists of the following:

	March 31, 2009	June 30, 2008
	(Unaudited)
Cost	$3,545,213	$2,813,780
Less: Accumulated amortization	453,977	142,494
Software, net	$3,091,236	$2,671,286

Amortization expense for the nine months ended March 31, 2009 and 2008 were $311,554 and 26,918, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ending June 30,	Amount
2009	$127,098
2010	508,392
2011	508,392
2012	508,392
2013	508,392
Thereafter	930,570
Total	$3,091,236

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

8.	Taxes

(a)           Corporation Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income taxes for the period ended March 31, 2009 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.  Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for ZBDT, the Company’s wholly owned subsidiary, is 25%.  For the period ended March 31, 2009, CIT for ZBDT was $2,337,266.  ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered as a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008.  Starting from January 1, 2009, the CIT rate of ZYTX will be 15%.  ZYTX is exempted from CIT for the six month period from July 1, 2008 to December 31, 2008 and its CIT rate was 15% for the three month period from January 1, 2009 to March 31, 2009.  For the nine months ended March 31, 2009, the CIT for ZYTX was $0 as ZYTX has transferred all its net income to its primary beneficiary, ZBDT.  The applicable CIT rate for GHIA is 25%.  For the nine months ended March 31, 2009, the CIT for GHIA was $0 as GHIA had statutory losses carried forward.

Some of the tax concessions granted to eligible companies prior to the new CIT law is grandfathered in. The new CIT Law had an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of March 31, 2009 and June 30, 2008 based on the current applicable tax rate and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimates.

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 16.5% and 17.5% for the period ended March 31, 2009 and 2008, respectively. As Rise & Grow has no assessable profits for the periods ended March 31, 2009 and 2008, no provision for profits tax has been made.

Computed “expected” expense (benefit) of the Company was calculated using a 25% income tax rate for both the three months and nine months ended March 31, 2009 and 2008.

Income tax expense is summarized as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Computed “expected” (benefit) expense	$744,993	$577,009	$1,880,024	$1,764,937
Effect on tax rate changes on deferred taxes	6,323	13,663	157,769	14,865
Permanent differences	34,462	107,179	34,481	(368,443)
Income tax expense	$785,778	$697,851	$2,072,274	$1,411,359

Provision for income tax expense is summarized as follows:

	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$830,346	$820,094	$2,412,907	$1,536,271
Deferred	(44,568)	(122,243)	(340,633)	(124,912)
Income tax expense	$785,778	$697,851	$2,072,274	$1,411,359

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

8.	Taxes (Continued)

(a)           Corporation Income Tax (“CIT”) (Continued)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	March 31, 2009	June 30, 2008
Deferred tax assets:	(Unaudited)
Social welfare expenses	$36,240	$19,231
Consumable expenses	6,240	4,607
Advertising	109,714	43,738
Discounts	-	2,591
Business tax	290,074	170,953
Provision for doubtful debts	140,092	-
Depreciation	6,780	-
Tax loss	46,723	-
Other	-	2,556
Total current deferred tax assets	635,863	243,676

Amortization	48,238	32,373
Depreciation	7,393	4,843
Total long-term deferred tax assets	55,631	37,216

Total deferred tax assets	691,494	280,892

Deferred tax liabilities:
Commission income	2,644	7,776
Software income	-	1,194
Depreciation	-	80
Repairs and maintenance	80	-
Rent	769	2,480
Prepayments	4,506	-
Amortization	18,986	-
Depreciation	1,763	-
Total current deferred tax liabilities	28,748	11,530

Amortization	-	18,089
Depreciation	-	703
Total long-term deferred tax liabilities	-	18,792

Total deferred tax liabilities	28,748	30,322

Net deferred tax assets	$662,746	$250,570

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
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

8.	Taxes (Continued)

(b)	Business Tax

Pursuant to the relevant PRC tax laws, the Company is subject to business tax at 5% of gross sales, excluding software development income.  For the periods ended March 31, 2009 and 2008, the Company incurred a total business tax of $1,038,636 and $729,692, respectively, which is included in the cost of sales in the accompanying condensed consolidated statement of income and comprehensive income.

The business tax payable balances of $1,748,148 and $1,031,519 at March 31, 2009 and June 30, 2008, respectively, are included in other payables and accrued liabilities in the accompanying condensed consolidated balance sheets.

(c)	Tax holiday

The Company enjoys certain tax holidays under the new CIT law. The combined effects of the income tax expense reductions available to the Company are as follows:

	March 31, 2009	June 30, 2008
	(Unaudited)
Tax holiday effect	$972,908	$2,101,224
Basic net income per share excluding tax holidays	$0.10	$0.19

9.	Commitments

(a)           Lease Commitments

The Company occupies office spaces leased from third parties.  For the nine months ended March 31, 2009 and 2008, the Company recognized $252,499 and $83,786, respectively, as rental expense for these spaces.  As of March 31, 2009, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2009	$82,982
2010	282,588
2011	29,981
$395,551

(b)           Capital Commitments

The Company entered into an agreement to purchase a software system to facilitate the operations of the insurance agency business amounting to $1,126,406 (RMB7,700,000).  For the nine months ended March 31, 2009, the Company made a 95% prepayment of $1,070,086 (RMB7,315,000).  As of March 31, 2009, the Company had outstanding commitments with respect to this purchase agreement of $56,320 (RMB385,000) due July 15, 2009.

The Company entered into an agreement to purchase a software system for insurance policy flow management for the insurance agency business amounting to $6,582,893 (RMB45,000,000).  For the nine months ended March 31, 2009, the Company made a 89% prepayment of $5,851,461 (RMB40,000,000).  As of March 31, 2009, the Company had outstanding commitments with respect to this purchase agreement of $731,432 (RMB5,000,000) due July 19, 2009.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

10.	Certain Risks and Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company has $426,674 and $4,562,222 in bank deposits in banks in China, which constitutes about 97.3% and 99.9% of its total cash and cash equivalents as of March 31, 2009 and June 30, 2008, respectively.  Historically, deposits in Chinese banks are secured due to the state policy of protecting depositors’ interests.  However, China promulgated a new Bankruptcy Law in August 2006, which came into effect June 1, 2007.  The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks.  Under the new Bankruptcy Law, a Chinese bank may go bankrupt.  In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of RMB businesses to foreign banks in late 2006.

Therefore, the risk of bankruptcy of a bank in which the Company has deposits has increased.  In the event of bankruptcy of a bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents. As of March 31, 2009 and June 30, 2008, approximately 3% and 35% was for software development and 96% and 64% was for online insurance advertising, respectively.  Regarding its online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the nine months ended March 31, 2009 and 2008.

The concentration of sales for the nine months ended March 31, 2009 and 2008, and accounts receivable at March 31, 2009 and June 30, 2008 are summarized as below:

	Sales		Accounts Receivable
	March 31, 2009	March 31, 2008	March 31, 2009	June 30, 2008
Software Development	(Unaudited)	(Unaudited)	(Unaudited)
Company A	10%	-	-	-
Company B	4%	-	-	13%
Company C	-	12%	-	-
Company D	10%	19%	3%	22%
	24%	31%	3%	35%

Online Insurance Advertising	75%	69%	96%	64%

Insurance Agency	1%	-	1%	1%

Total	100%	100%	100%	100%

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

11.	Segment Information

Based on criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates three business segments for the periods ended March 31, 2009 and 2008, which are software development, online insurance advertising and insurance agency within the PRC.  The following is the summary information by segment as of and for the periods ended March 31, 2009 and 2008:

	Software Development	Online Insurance Advertising	Insurance Agency	Administra- tion	Total
Nine Months Ended March 31, 2009	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue, net	$3,254,893	$9,790,377	$2,164	$-	$13,047,434
Cost of sales	35,502	614,158	60,580	472,428	1,182,668
Gross profit (loss)	$3,219,391	$9,176,219	$(58,416)	$(472,428)	$11,864,766

Three Months Ended March 31, 2009
Revenue, net	$1,318,584	$2,672,412	$(1,280)	$-	$3,989,716
Cost of sales	3,174	173,788	23,135	190,109	390,206
Gross profit (loss)	$1,315,410	$2,498,624	$(24,415)	$(190,109)	$3,599,510

Long-lived assets	$50,308	$1,578	$7,609,271	$258,015	$7,919,172
Current assets	$292,573	$8,007,457	$7,300,366	$873,015	$16,473,411

Nine Months Ended March 31, 2008
Revenue, net	$2,584,658	$5,875,887	$8,730	$-	$8,469,275
Cost of sales	52,332	360,020	37,233	396,281	845,866
Gross profit (loss)	$2,532,326	$5,515,867	$(28,503)	$(396,281)	$7,623,409

Three Months Ended March 31, 2008
Revenue, net	$434,964	$2,782,749	$12,588	$-	$3,230,301
Cost of sales	10,229	182,476	34,047	396,281	623,033
Gross profit (loss)	$424,735	$2,600,273	$(21,459)	$(396,281)	$2,607,268

Long-lived assets	$23,988	$2,034	$2,725,609	$234,393	$2,986,024
Current assets	$890,128	$2,335,032	$2,239,262	$3,097,570	$8,561,992

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

12.	Acquisition of Company

On October 28, 2008, Rise & Grow and ZYTX consummated a Share Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Rise & Grow and ZYTX purchased 100% of voting interest in Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC for a purchase price equal to US$5,846,244 (RMB40,000,000) in cash. As a result of the transaction, GHIA became a wholly-owned subsidiary of the Company, Rise & Grow through ZYTX acting as legal owner in China. GHIA is an insurance agency and performs services similar to those of the Company in China.

The following represents the assets purchased and liabilities assumed at the date of acquisition:

October 28, 2008
(Unaudited)
Insurance license – indefinite life	$4,473,787
Equipment	815
Cash and cash equivalents	130,325
Accounts receivable	318,409
Other receivable and prepayments	8,907
Due from shareholder	1,019,759
Deferred tax assets	25,007
Total assets purchased	$5,977,009

Accounts payable	$9,519
Other payables and accrued expenses	85,355
Taxes payable	6,290
Deferred tax liabilities	619
Amount due to shareholder	28,982
Total liabilities assumed	$130,765

Total net assets	$5,846,244

Share percentage	100%

Net assets acquired	$5,846,244

Total consideration paid	$5,846,244

Goodwill	$0

The following is the unaudited pro forma net revenues, cost of sales, income from operations, net income and basic and diluted net income per share of the Company for the nine months ended March 31, 2009 assuming the acquisition of GHIA was completed on July 1, 2008.

2009
(Unaudited)
Revenues, net	$13,087,342
Cost of sales	1,198,108
Income from operations	7,448,454
Net income	$5,394,233
Earnings per share
- Basic and diluted	$0.13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes” “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

The following is disclosure regarding CHIO, Rise & Grow and the wholly-owned operating subsidiary of Rise & Grow, Zhi Bao Da Tong (Beijing) Technology Co. Ltd. (“ZBDT”), a company formed under the laws of the People’s Republic of China (the “PRC”) and doing business in the PRC.  Since the Closing Date, the operations of Rise & Grow, through its operating subsidiary, ZBDT, are the only operations of CHIO.

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

Pursuant to the Service Agreements, ZBDT shall provide on-going technical services and other services to ZYTX in exchange for substantially all net income of ZYTX. In addition, Mr. Zhenyu Wang and Ms. Junjun Xu have pledged all of their shares in ZYTX to ZBDT, representing one hundred percent (100%) of the total issued and outstanding capital stock of ZYTX, as collateral for non-payment under the Service Agreements or for fees on technical and other services due to us thereunder. We have the power to appoint all directors and senior management personnel of ZYTX. Currently, ZYTX is sixty percent (60%) owned by Mr. Zhenyu Wang, CHIO’s Chairman of the Board, and forty percent (40%) owned by Junjun Xu, CHIO’s Chief Executive Officer and a director.

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

ZYTX was originally founded with goal of raising the national insurance consciousness and reducing the cost on national security in China by constructing and maintaining its network portal (www.soobao.cn) in order to integrate and optimize business flow during the course of insurance sales and related client services. From incorporation through the end of March 31, 2009, ZYTX was primarily engaged in institutional preparation and prior-period business development. Thereafter, through trial implementation of www.soobao.cn, ZYTX’s products and services received favorable reviews and recognition in the Chinese insurance industry. ZYTX strengthened its technical research and development and expanded its product line after collecting suggestions from clients. In April 2007, www.soobao.cn was formally put into use. For the nine months ended March 31, 2009, the Company had revenue of $13.05 million.

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

On October 28, 2008, Rise & Grow and ZYTX entered into a Share Purchase Agreement which Rise & Grow acquired 100% ownership of Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC, through ZYTX to act as legal owner in China.  GHIA is an insurance agent company which operates in the PRC.  The consideration was US$5,846,244 (RMB40,000,000) in cash.  This share purchase transaction resulted in Rise & Grow obtaining 100% of the voting and beneficial interest in GHIA.

The unaudited condensed consolidated financial statements of the Company as of March 31, 2009 and for the three months and nine months ended March 31, 2009 have been prepared in accordance with generally accepted accounting principles of interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim condensed consolidated financial statements reflect all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full year.

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

Products and Services Plan

The Company intends to focus on its products and services in the following areas:

•
With respect to the Company’s motor vehicle insurance sales business, the Company plans to provide motor vehicle-owners with more value-added services following the purchase of motor vehicle insurance and the Company plans to improve its membership club programs in the area of motor vehicle insurance;

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

Nationwide Marketing Network Construction Plan

To carry out insurance sales more effectively and to supplement the function and effect of www.soobao.cn, ZYTX is in the process of constructing a comprehensive chain insurance supermarket entity whereby the Company intends to establish branch sales agency locations in key cities throughout China in the form of a purchase or franchisee, and strive to establish a nationwide insurance marketing network system. ZYTX plans to set up subsidiaries and branches in every province and major city across China, provide prospective clients with a series of services such as one-to-one advisory on different products offered by different insurance companies, examination of life insurance, insurance site-sales, compensation and appreciation and claims settlement. As there will likely be many specialized clients in the transaction market, the Company plans to organize professional lectures on insurance, create an industry salon and release new products and services. It is our goal through such entity to (a) educate consumers with respect to insurance and insurance products, (b) provide objective and impartial information on each of the company’s products, (c) offer personalized insurance programs to consumers, (d) offer after-sale one-stop compensation services including improved efficiency with claims settlements and (e) offer exposure to www.soobao.cn and enjoy the network value-added services which are not offered through more traditional insurance consumption.

Purchase of Equipment

In light of the expanding insurance industry and in order to make web-browsing timely, smooth and secure, it will be necessary for the Company to continually upgrade the existing network portal hardware environment and to strengthen its network security inputs, while at the same time increase advertising promotions related to network portal brand building. As a result, we expect to purchase an estimated RMB 20 million (US$2.6 million) of equipment and software over the next twelve (12) months.

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

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of March 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying value as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$438,641	$438,641	-	-

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

(d)           Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

 (e)           Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful debts is made when collection of the full amount is no longer probable and the balance has been outstanding over 90 days. As of March 31, 2009 and 2008, the Company had allowance for doubtful accounts of $933,947 and $0, respectively.

(f)           Prepayments

Prepayments represent cash paid in advance for advertising and promotional campaigns, insurance policy management system, rental payments and various deposits.

	March 31, 2009		June 30, 2008		Variance

Prepayment	6,951,547	99%	1,190,424	93%	5,761,123	484%
Prepaid rents	13,850	0%	64,929	5%	(51,079)	(79)%
Deposits	81,830	1%	29,610	2%	52,220	176%
	7,047,227	100%	1,284,963	100%	5,762,264	448%

Prepayments represent a prepayment for the purchase of a software system for our insurance agency operations in November 2008.  The software system would facilitate the operations of our insurance agency business amounting to $1,126,406 (RMB7,700,000).  For the nine months ended March 31, 2009, the Company made a 95% prepayment of $1,070,086 (RMB7,315,000).  As of March 31, 2009, the Company had outstanding commitments with respect to this purchase agreement of $56,320 (RMB385,000) due on July 15, 2009.  Besides, the Company also entered into another agreement for the purchase of a software system for insurance policy flow management for the insurance agency business amounting to $6,582,893 (RMB45,000,000).  For the nine months ended March 31, 2009, the Company made a 89% prepayment of $5,851,461 (RMB40,000,000).  As of March 31, 2009, the Company had outstanding commitments with respect to this purchase agreement of $731,432 (RMB5,000,000) due on July 19, 2009.

Prepaid rents represent rents prepaid to landlords, for the period from one to eleven months in accordance with the operating lease agreements, for the offices of the Company.

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

(h)           Software

Software is carried at cost less accumulated amortization.  Amortization is computed using the straight-line method over the estimated useful lives of the assets, which is seven years.  As of March 31, 2009, the Company acquired three sets of application software, including an insurance policy management system, website streaming system, and auto insurance artificial intelligence inquiry system.  All application software is used for internal operations to enhance the Company’s online insurance agency business.  The total amount spent on software was $3,545,213, and the software was purchased from independent third-parties.  None of the software was internally developed nor was there any internal cost that was capitalized for the software.  Based on the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized all the external direct cost of services in obtaining the computer software.  Software is periodically reviewed for impairment, considering whether indicators are present which would affect the recoverability from future operations.  The undiscounted cash flows projection was used in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Live Assets”.  To the extent the carrying value exceeds fair value, an impairment loss is recognized.  No impairment was recorded for the period ended March 31, 2009 and the year ended June 30, 2008.

(i)           Insurance license

The insurance license of $4,473,787 was determined based on fair value as determined by the Company’s management after the consideration of a report from an independent appraisal company and consolidated industrial and market information.  The license represents an operating license for an insurance agency business in China. The license is not subject to amortization as the Company determined that it has an indefinite life and expects the license to generate indefinite cash flows.

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

(j)           Deferred Revenue

Deferred revenue is primarily comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

(k)           Revenue Recognition

Advertising

Advertising revenues are derived mainly from online advertising arrangements, which allow advertisers to place advertisements on particular areas of the Company’s web sites, in particular formats and over particular periods of time.  Such arrangements have generally included some combination of the following: web site construction service, web site advertising and web site maintenance services.  In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value for revenue recognition purposes, when possible.

The details of revenue recognition for each type of advertising revenues are illustrated below:

•
Web site construction service, which is usually included in new advertising contracts, mainly consist of fees for design and computer coding of new web sites.  The service fee is recognized when the web site is completed and wired in the server.

•	Web site advertising is recognized ratably over the displayed period of the advertisement, which is typically one year.

•
Web site maintenance service involves providing technical support and maintenance for customers’ web sites.  Such services are generally on a contract basis with a service period for one year.  Revenue is recognized ratably over the contract period.

Under the guidance of the SOP 97-2 “Software Revenue Recognition”, as amended by SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, the Company determines vendor-specific objective evidence based on actual prices charged when the service is sold on a standalone basis.

Software Development

Software development revenue is recognized in accordance with SOP 97-2, when the outcome of a contract for software development can be estimated reliably, contract revenue and costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date, as measured by the proportion that costs incurred to date bear to estimated total costs for each contract.  Contract revenue is recognized to the extent of contract costs incurred that it is probable will be recoverable.  When the outcome of a contract cannot be estimated reliably, contract costs are recognized as an expense for the period in which they are incurred. When it is probable that the total contract costs will exceed total contract revenue, the expected loss is recognized as an expense immediately.

Insurance Commissions

Insurance revenues, net of discounts, represent commissions earned from performing agency-related services. Insurance commissions are recognized at the later of the date when the customer is initially billed or the insurance policy’s effective date.

In accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” cash consideration given to customers or resellers, for which the Company does not receive a separately identifiable benefit or cannot reasonably estimate fair value, are accounted for as a reduction of revenue rather than as an expense.

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product.  For the nine months ended March 31, 2009 and 2008, the Company recognized $465,520 and $177,411, respectively, as a reduction of revenue for the discount offered to its customers.

(l)           Foreign Currency Translation

The accompanying financial statements are presented in United States dollars.  The functional currencies of the Company are the Renminbi (“RMB”) and Hong Kong Dollar (“HKD”).  The financial statements are translated into United States dollars (“US$”or “$”) from RMB and US$ from HKD at period/year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	March 31, 2009	June 30, 2008	March 31, 2008
Period end RMB: US$ exchange rate	6.8359	6.8591	7.0100
Period average RMB: US$ exchange rate	6.8283	7.2753	7.4919
Period end HKD: US$ exchange rate	7.7519	7.7973	7.8114
Period average HKD: US$ exchange rate	7.7694	7.8081	7.8297

(m)            Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs for campaigns that spread across several months are charged to the profit and loss account according to the progress of the campaigns completed.  Differences between amounts paid to promotion service providers in advance for which advertising work has not been completed are included in the prepayment account on the balance sheet. Advertising costs charged to the profit and loss account were $1,906,559 and $0 for the nine months ended March 31, 2009 and 2008, respectively.

(n)            Income Taxes

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

(o)           Reserve Fund

In 2008, a subsidiary of the Company in China transferred 15% of their PRC profit after taxation to the surplus reserve fund.  Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $315,584 and $0 is restricted as of March 31, 2009 and 2008, respectively, for the surplus reserve fund.

(p)           Comprehensive Income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

(q)           Earnings Per Share

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact, if any, that adoption of SFAS No. 160 would have on the Company’s financial statements.

On April 9, 2009, the FASB approved FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment.

FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives. SFAS No. 161 is effective for fiscal periods beginning on or after November 15, 2008.  The Company is currently in the process of assessing the impact, if any, that SFAS No. 161 will have on the disclosures in the Company’s consolidated financial statements.

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133. We are currently evaluating the impact, if any, the adoption of EITF 07-05 will have on our financial statements.

Results of Operations

For the Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

Our operating results are presented on a condensed consolidated basis for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

The following table sets forth the amounts and the percentage relationship to net revenues of certain items in our condensed consolidated statements of income for the three months ended March 31, 2009 and 2008.

	2009		2008		Variance

REVENUES	$4,091,607	103%	$3,345,933	104%	$745,674	22%
DISCOUNTS	101,891	3%	115,632	4%	(13,741)	(12)%
REVENUES, NET	3,989,716	100%	3,230,301	100%	759,415	24%
COST OF SALES	390,206	10%	623,033	19%	(232,827)	(37)%
GROSS PROFIT	3,599,510	90%	2,607,268	81%	992,242	38%
Selling expenses	62,082	2%	43,185	1%	18,897	44%
Advertising expenses	90	0%	-	0%	90	100%
General & administrative expenses	558,814	13%	262,335	8%	296,479	113%
Provision for bad debts	-	0%	-	0%	-	0%
OPERATING INCOME	2,978,524	75%	2,301,748	72%	676,776	29%
Financial income, net	1,448	0%	6,289	0%	(4,841)	(77)%
INCOME BEFORE TAXES	2,979,972	75%	2,308,037	72%	671,935	29%
Income tax expense	785,778	20%	697,851	22%	87,927	13%
NET INCOME	$2,194,194	55%	$1,610,186	50%	$584,008	36%

Revenues

The Company’s consolidated revenues increased $745,674 to $4,091,607 for the three months ended March 31, 2009, a 22% increase from $3,345,933 reported for the three months ended March 31, 2008. The consolidated net revenues increased to $3,989,716 for the three months ended March 31, 2009, a 24% increase from $3,230,301 reported for the three months ended March 31, 2008.

The increase in revenue can be attributed to the significant increase in software development services.

	2009		2008		Variance

Software development	$1,318,584	32%	$434,964	13%	$883,620	203%
Online insurance advertising	2,672,412	66%	2,782,749	83%	(110,337)	(4)%
Insurance agency	100,611	2%	128,220	4%	(27,609)	(22)%
Total Revenue	$4,091,607	100%	$3,345,933	100%	$745,674	22%

The online insurance advertising revenue slightly decreased by 4% or $110,337 to $2,672,412 for the three months ended March 31, 2009 from $2,782,749 for the three months ended March 31, 2008.  It is a result of the number of insurance agents that place advertisements on the Company’s website was slightly reduced.

The significant increase in software development projects during the three months ended March 31, 2009 of 203% or $883,620 compared to the three months ended March 31, 2008 was due to the completion of a large software development project during the three months ended March 31, 2009.

Revenue from our insurance agency services experienced a decrease by $27,609 or 22%, to $100,611 for the three months ended March 31, 2009 from $128,220 for the same period of 2008.  This is mainly the result of the adverse economic environment.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) decreased $232,827 or 37% to $390,206 or 10% of net revenues for the three months ended March 31, 2009, from $623,033 or 19% of net revenues for the three months ended March 31, 2008. The decrease in COS is attributed to the significant decrease in business tax for the inter-company transactions of $206,171 or 52%, to $190,110 for the three months ended March 31, 2009 from $396,281, which was generated from the consultancy services fee paid by our VIE, ZYTX, to its primary beneficiary, ZBDT.

	2009		2008		Variance

Business tax and levies	$342,625	88%	$556,384	89%	$(213,759)	(38)%
Salaries and allowances	38,057	9%	33,631	6%	4,426	13%
Depreciation	3,522	1%	1,591	0%	1,931	121%
Other	6,002	2%	31,427	5%	(25,425)	(81)%
Total Cost of Sales	$390,206	100%	$623,033	100%	$(232,827)	(37)%

Gross Profit

The Company’s consolidated gross profit increased by $992,242 or 38% to $3,599,510 for the three months ended March 31, 2009 from $2,607,268 for the three months ended March 31, 2008.  The increase in gross profit is attributable to the significant increase in revenues from software development.

Selling Expenses

Selling expenses were $62,082 or 2% of net revenues for the three months ended March 31, 2009, as compared to $43,185 or 1% of net revenues for the three months ended March 31, 2008. The increase is attributable to expenses in the growth of operations due to the acquisition of the insurance agency company, GHIA, in October 2008.

	2009		2008		Variance

Salaries and allowances	$58,964	95%	$37,373	86%	$21,591	58%
Depreciation	721	1%	328	1%	393	120%
Office expenses	1,188	2%	1,246	3%	(58)	(5)%
Other	1,209	2%	4,238	10%	(3,029)	(71)%
	$62,082	100%	$43,185	100%	$18,897	44%

Salaries and allowances are a major component of selling expenses, which increased by 58% or $21,591 for the three months ended March 31, 2009 to $58,964 from $37,373 for the three months ended March 31, 2008.  The increase is attributed to the growth of staff, who provide the customer service and support in accordance with the growth of the Company due to the acquisition of the insurance company, GHIA.

Advertising Expenses

Advertising and promotion expenses were $90 for the three months ended March 31, 2009. The Company finished a promotion campaign in the prior quarter.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $558,814 or 13% of our net revenue for the three months ended March 31, 2009, as compared to $262,335 or 8% of net revenues for the three months ended March 31, 2008. The increase was mainly attributable to the growth of our business operations and the acquisition of the insurance agency company, GHIA.

	2009		2008		Variance

Salaries and allowances	$160,732	29%	60,904	23%	99,828	164%
Rental	96,271	17%	56,593	22%	39,678	70%
Building management fee	17,178	3%	24,009	9%	(6,831)	(28)%
Depreciation	20,444	4%	29,170	11%	(8,726)	(30)%
Amortization	109,708	19%	-	0%	109,708	100%
Travel & accommodations	11,859	2%	23,296	9%	(11,437)	(49)%
Legal & professional fees	88,036	16%	40,635	15%	47,401	117%
Other	54,586	10%	27,728	11%	26,858	97%
	$558,814	100%	$262,335	100%	$296,479	113%

The major component of G&A expense is salaries and allowances, which were 29% and 23% of total G&A expenses for the three months ended March 31, 2009 and 2008, respectively.    The salaries and allowances increased by 164% or $99,828 for the three months ended March 31, 2009, which is caused by the expansion of our operations.

Rental expense also increased by 70% or $39,678, to $96,271 for the three months ended March 31, 2009 from $56,593 for the same period last year.  It resulted from the expansion of branch offices in Beijing.

Amortization is also a significant portion of G&A expense.  It represents the amortization of the software systems.

Provision for Bad Debts

There was no provision for bad debts both for the three months ended March 31, 2009 and 2008.

Financial Income, net

Net financial income for the three months ended March 31, 2009 was $1,448, which represents a 77% or $4,841 decrease from $6,289 of net interest income for the three months ended March 31, 2008. The decrease was the result of the decrease in cash flow in this period after the completion of acquisition of GHIA in the prior quarter.

Income Taxes

Income taxes increased by $87,927 or 13% to $785,778 for the three months ended March 31, 2009 from $697,851 for the three months ended March 31, 2008.  The increase is attributed to the increase of the operating income of the subsidiary, ZBDT, which was subject to CIT rate at 25%, and ZYTX was subject to CIT rate at 15%, for the three months ended March 31, 2009.

Net Income

The net income of the Company for three months ended March 31, 2009 increased 36% or $584,008 to $2,194,194 from net income of $1,610,186 for the three months ended March 31, 2008. This increase is attributed to the increase of software development revenue of $883,621 during the three months ended March 31, 2009.

Results by Segment

The Company has determined that there were three reportable business segments for the three months ended March 31, 2009 and 2008, these were software development, online insurance advertising and our insurance agency business within the PRC.

(a)           Software Development

	2009		2008		Variance

Revenue	$1,318,585	100%	$434,964	100%	$883,621	203%
COS	3,174	0%	10,229	2%	(7,055)	(69)%
Gross profit	$1,315,411	100%	$424,735	98%	$890,676	210%

Revenues from software development increased by 203% or $883,621 to $1,318,585 for the three months ended March 31, 2009 from $434,964 for the three months ended March 31, 2008.  The increase is attributable to the completion of a large project during the three months ended March 31, 2009.

The gross profit increase amounting to $890,676 for the three months ended March 31, 2009 was due to the reduction of COS and increase in revenue.  Details of COS are summarized as below:

	2009		2008		Variance

Salaries and allowances	$-	0%	$14,439	142%	$(14,439)	(100)%
Depreciation	3,174	100%	760	7%	2,414	318%
Other	-	0%	(4,970)	(49)%	4,970	(100)%
	$3,174	100%	$10,229	100%	$(7,055)	(69)%

Unlike the three month period ended March 31, 2008, salaries and allowances were not the major components of COS for software development income.  There were no salaries and allowances for the three months ended March 31, 2009 as compared to $14,439 for the three months ended March 31, 2008.   Although there is a significant income for software development, the work done was shared by other staff in other departments and the amount is immaterial to reclassify.

The Software Development segment is the only segment not subject to business tax and levies under existing PRC tax law.  As a result, no business tax and levy expenses were incurred.

(b)           Online Insurance Advertising

	2009		2008		Variance

Revenue	$2,672,412	100%	$2,782,749	100%	$(110,337)	(4)%
COS	173,788	7%	182,476	7%	(8,688)	(5)%
Gross profit	$2,498,624	93%	$2,600,273	93%	$(101,649)	(4)%

Revenues from online insurance advertising decreased by 4% or $110,337 to $2,672,412 for the three months ended March 31, 2009 from $2,782,749 for the three months ended March 31, 2008.  This decrease is attributable to the few numbers of existing contracts with insurance agents without renewal.

Meanwhile, the Company maintained stable COS and GP ratios for both fiscal three months ended March 31, 2009 and 2008.

	2009		2008		Variance

Business tax and levies	$146,982	85%	$153,051	84%	$(6,069)	(4)%
Salaries and allowances	20,677	12%	19,192	11%	1,485	8%
Depreciation	127	0%	754	0%	(627)	(83)%
Other	6,002	3%	9,479	5%	(3,477)	(37)%
	$173,788	100%	$182,476	100%	$(8,688)	(5)%

As the Online Insurance Advertising segment is subject to business tax and levies, business tax and levies became the most significant elements of the COS, which was 5.5% of our gross revenue.  Compared to the same period of the prior year, this increase in business taxes and levies is attributable to the increase in revenue.

(c)           Insurance Agency

	2009		2008		Variance

Revenue	$100,611	(7854)%	$128,220	1019%	$(27,609)	(22)%
Discounts	101,891	(7954)%	115,632	919%	(13,741)	(12)%
Revenue, net	$(1,280)	100%	$12,588	100%	$(13,868)	(110)%
COS	23,135	1806%	34,047	270%	(10,912)	32%
Gross loss	$(24,415)	(1906)%	$(21,459)	(170)%	$(2,956)	14%

Our insurance agency revenue decreased by 22% or $27,609, which is attributed to the global financial crisis and keen competition.  In order to penetrate the market, the Company offered attractive discounts to customers and promoted the brand and web portal.

Revenue from our insurance agency business is also subject to business tax and levies.  The COS mainly consists of business tax and levies of 5.5% of gross revenue net of returned commissions for cancelled policies, amounting to $23,135 for the three months ended March 31, 2009.

As the income from our insurance agency business is developing, the COS and GP ratios for both the three months ended March 31, 2009 and 2008 fluctuate.

	2009		2008		Variance

Business tax and levies	$5,534	24%	$7,052	21%	$(1,518)	(22)%
Salaries and allowances	17,380	75%	-	0%	17,380	(100)%
Depreciation	221	1%	77	0%	144	187%
Other	-	-0%	26,918	79%	(26,918)	(100)%
	$23,135	100%	$34,047	100%	$(10,912)	(32)%

Except for the business tax and levies, salaries and allowances are a major component of COS for three months ended March 31, 2009 as the Company has a team to service the insurance customers, working for the newly acquired company, GHIA.

(d)           Administration

	2009		2008		Variance

Revenue	$-	-	$-	-	$-	-
COS	190,109	100%	396,281	100%	(206,172)	(52)%
Gross loss	$(190,109)	100%	$(396,281)	100%	$(206,172)	(52)%

Administration revenue represented the inter-companies’ service income from ZYTX to ZBDT, which was eliminated in consolidation.  However, under the relevant PRC tax laws, service income of ZBDT was subject to business tax and levies of 5.5% on revenue, which was recognized as a COS of administration.

For the Nine Months Ended March 31, 2009 Compared To Nine Months Ended March 31, 2008

Our operating results are presented on a condensed consolidated basis for the nine months ended March 31, 2009, as compared to the nine months ended March 31, 2008.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our condensed consolidated statements of income for the nine months ended March 31, 2009 and 2008.

	2009		2008		Variance

REVENUES	$13,512,954	104%	$8,646,686	102%	$4,866,268	56%
DISCOUNTS	465,520	4%	177,411	2%	288,109	162%
REVENUES, NET	13,047,434	100%	8,469,275	100%	4,578,159	54%
COST OF SALES	1,182,668	9%	845,866	10%	336,802	40%
GROSS PROFIT	11,864,766	91%	7,623,409	90%	4,241,357	56%
Selling expenses	228,409	2%	99,128	1%	129,281	130%
Advertising expenses	1,906,559	15%	-	0%	1,906,559	100%
General & administrative expenses	1,299,047	10%	477,297	6%	821,750	172%
Provision for bad debts	934,987	7%	-	0%	934,987	100%
OPERATING INCOME	7,495,764	57%	7,046,984	83%	448,780	6%
Financial income, net	24,332	1%	12,764	0%	11,568	91%
INCOME BEFORE TAXES	7,520,096	58%	7,059,748	83%	460,348	7%
Income tax expense	2,072,274	16%	1,411,359	17%	660,915	47%
NET INCOME	$5,447,822	42%	$5,648,389	66%	$(200,567)	(4)%

Revenues

The Company’s consolidated revenues increased to $13,512,954 for the nine months ended March 31, 2009, an increase of 56% or $4,866,268 from $8,646,686 reported for the nine months ended March 31, 2008. The consolidated net revenues increased to $13,047,434 for the nine months ended March 31, 2009, an increase of 54% or $4,578,159 from $8,469,275 for the nine months ended March 31, 2008.

The increase in revenue can be attributed to the significant increase in online insurance advertising services.

	2009		2008		Variance

Software development	$3,254,893	24%	$2,584,658	30%	$670,235	26%
Online insurance advertising	9,790,377	73%	5,875,887	68%	3,914,490	67%
Insurance agency	467,684	3%	186,141	2%	281,543	151%
Total Revenue	$13,512,954	100%	$8,646,686	100%	$4,866,268	56%

The significant increase in online insurance advertising services is a result of the significant increase in the number of insurance agents that place advertisements on the Company’s website.  There were 76 teams of insurance agents that placed advertisements on the Company’s website during the nine months ended March 31, 2009 compared to 50 teams during the nine months ended March 31, 2008.  Each team of insurance agents includes a number of individual insurance agents.  Each individual insurance agent signed an advertisement contract with the Company.  There were 186 contracts in effect during the nine months ended March 31, 2009, compared to 134 contracts in effect during the nine months ended March 31, 2008.  Online insurance advertising revenue increased by 67% or $3,914,490 to $9,790,377 for the nine months ended March 31, 2009 from $5,875,887 for the nine months ended March 31, 2008.

The increase in software development projects during the nine months ended March 31, 2009 of 26% or $670,235 compared to the nine months ended March 31, 2008 was due to the completion of a large project during the period ended March 31, 2009.

Our insurance agency business had a significant increase in revenue of $281,543 or 151%, to $467,684 for the nine months ended March 31, 2009 from $186,141 for the same period of 2008.  This is mainly the result of the acquisition of GHIA, which was completed in October 2008 and the results from the advertising and promotion campaign.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) increased $336,802 or 40% to $1,182,668 or 9% of net revenues for the nine months ended March 31, 2009, from $845,866 or 10% of net revenues for the nine months ended March 31, 2008. The increase in COS is attributed to the significant increase in revenues and accordingly the enlarged the scale of operations to meet the operational needs.  In addition, the business tax for the inter-company transactions was $472,429 for the nine months ended March 31, 2009, which was generated from the consultancy services fee paid by our VIE, ZYTX, to its primary beneficiary, ZBDT, comparing with $396,281 for the same period in 2008.

	2009		2008		Variance

Business tax and levies	$1,038,636	88%	$729,692	86%	$308,944	42%
Salaries and allowances	104,936	8%	74,671	9%	30,265	41%
Depreciation	9,331	1%	4,309	1%	5,022	117%
Other	29,765	3%	37,194	4%	(7,429)	(20)%
Total Cost of Sales	$1,182,668	100%	$845,866	100%	$336,802	40%

Gross Profit

The Company’s consolidated gross profit increased by $4,241,357 or 56% to $11,864,766 for the nine months ended March 31, 2009 from $7,623,409 for the nine months ended March 31, 2008.  The increase in gross profit is attributable to the significant increase in revenues from online insurance advertising.

Selling Expenses

Selling expenses were $228,409 or 2% of net revenues for the nine months ended March 31, 2009, as compared to $99,128 or 1% of net revenues for the nine months ended March 31, 2008. The increase is attributable to expenses on the growth of our operations and the acquisition of the insurance agency company, GHIA, on October 2008.

	2009		2008		Variance

Salaries and allowances	$195,010	86%	$80,046	80%	$114,964	144%
Depreciation	2,000	1%	719	1%	1,281	178%
Office expenses	17,014	7%	2,740	3%	14,274	521%
Other	14,385	6%	15,623	16%	(1,238)	(8)%
	$228,409	100%	$99,128	100%	$129,281	130%

Selling expenses increased by 130% or $129,281 to $228,409 for the nine months ended March 31, 2009 from $99,128 for the nine months ended March 31, 2008.  The increase is attributed to the increase in salaries and allowances.

Salaries and allowances were increased by 144% or $114,964 for the nine months ended March 31, 2009 to $195,010 from $80,046 for the nine months ended March 31, 2008.  The increase is attributed to the additional staff for customer service and support in accordance with the growth of the Company and the acquisition of the insurance company, GHIA.

Advertising Expenses

Advertising and promotion expenses of $1,906,559 were incurred for the nine months ended March 31, 2009 and related to brand building and promotion of both our business and web portal of which the campaign began in May 2008 through December 2008.

General and Administrative Expenses

General and administrative expenses were $1,299,047 or 10% of our net revenue for the nine months ended March 31, 2009, as compared to $477,297 or 6% of net revenues for the nine months ended March 31, 2008. The increase was mainly attributable to the growth of our business operations and the acquisition of the insurance agency company, GHIA.

	2009		2008		Variance

Salaries and allowances	$296,867	23%	$97,569	20%	$199,298	204%
Rental	251,825	19%	83,786	18%	168,039	201%
Building management fee	45,738	4%	24,009	5%	21,729	91%
Depreciation	67,069	5%	32,605	7%	34,464	106%
Amortization	311,554	24%	-	0%	311,554	100%
Travel & accommodations	78,069	6%	62,725	13%	15,344	24%
Legal & professional fees	98,535	8%	91,702	19%	6,833	7%
Other	149,390	11%	84,901	18%	64,489	76%
	$1,299,047	100%	$477,297	100%	$821,750	172%

Similar to selling expenses, the major components of G&A expenses are also salaries and allowances, which were 23% and 20% for the nine months ended March 31, 2009 and 2008, respectively.    Salaries and allowances increased by 204% or $199,298 for the nine months ended March 31, 2009, which was due to the Company’s expansion.

Rental expenses has also increased significantly by 201% or $168,039, to $251,825 for the nine months ended March 31, 2009 from $83,786 for the same period last year.  The increase was attributed to the expansion of the Company’s branch offices in Beijing.

Amortization is also a significant portion of G&A expense.  Amortization was $311,554 for the nine months ended March 31, 2009 compared to $0 for the same period in 2008.   It represents the amortization of the software systems acquired since February 2008.

Provision for Bad Debts

Provisions for bad debts were $934,987 or 7% of our net revenue for the nine months ended March 31, 2009, as compared to $0 for the nine months ended March 31, 2008. The increase was mainly attributable to the recoverability of the receivables from customers affected by the global financial crisis.

Financial Income, net

Net financial income for the nine months ended March 31, 2009 was $24,332, which represents a 91% or $11,568 increase from $12,764 of net interest income for the nine months ended March 31, 2008. The increase was the result of the increase in average cash flow in this period from the enlarged scale of our operations comparing with same period of last year.

Income Taxes

Income taxes increased by 47% or $660,915 to $2,072,274 for the nine months ended March 31, 2009 from $1,411,359 for the nine months ended March 31, 2008.  The increase is attributed to the increase of the operating income of the subsidiary, ZBDT, which was subject to CIT rate at 25% for the nine months ended March 31, 2009.  ZYTX was exempt from CIT for the six months ended December 31, 2008 and subject to CIT rate at 15% for the three months ended March 31, 2009.

Net Income

The net income of the Company for the nine months ended March 31, 2009 decreased 4% or $200,567 to $5,447,822 from $5,648,389 for the nine months ended March 31, 2008. This decrease is attributed to the increase in advertising expenses of $1,906,559 for promotion and branding, and the increase in the provision for doubtful accounts receivable of $934,987 during the nine months ended March 31, 2009.

Results by Segment

The Company has determined that there were three reportable business segments for the nine months ended March 31, 2009 and 2008, which were software development, online insurance advertising and our insurance agency business within the PRC.

(a)           Software Development

	2009		2008		Variance

Revenue	$3,254,893	100%	$2,584,658	100%	$670,235	26%
COS	35,502	1%	52,332	2%	(16,830)	(32)%
Gross profit	$3,219,391	99%	$2,532,326	98%	$687,065	27%

Revenues from software development increased by 26% or $670,235 to $3,254,893 for the nine months ended March 31, 2009 from $2,584,658 for the nine months ended March 31, 2008.  The increase is attributable to the completion of large project during the nine months ended March 31, 2009.

As a result, our gross profit increased accordingly, amounting to $3,219,391 for the nine months ended March 31, 2009.  The COS decrease $16,830 and the details of COS are summarized as below:

	2009		2008		Variance

Salaries and allowances	$24,055	67%	$48,287	92%	$(24,232)	(50)%
Depreciation	8,369	24%	3,248	6%	5,121	158%
Other	3,078	9%	797	2%	2,281	286%
	$35,502	100%	$52,332	100%	$(16,830)	(32)%

As for the nine month period ended March 31, 2008, salaries and allowances were major components of COS for software development income.  Salaries and allowances of $24,055 for the nine months ended March 31, 2009 decreased by $24,232 or 50% from $48,287 for the nine months ended March 31, 2008.   Although the revenue for software development has increased, the Company will reallocate staff to support the insurance agency business, and the relevant salaries and allowances were reduced accordingly.

The software development segment is the only segment not subject to business tax and levies under existing PRC tax law.  As a result, no business tax or levy expenses were incurred.

(b)           Online Insurance Advertising

	2009		2008		Variance

Revenue	$9,790,377	100%	$5,875,887	100%	$3,914,490	67%
COS	614,158	6%	360,020	6%	254,138	71%
Gross profit	$9,176,219	94%	$5,515,867	94%	$3,660,352	66%

Revenues from online insurance advertising increased by 67% or $3,914,490 to $9,790,377 for the nine months ended March 31, 2009 from $5,875,887 for the nine months ended March 31, 2008.  This increase is attributable to the significant increase in the number of insurance agents that place advertisements on the Company’s website.  There were 76 teams of insurance agents that placed advertisements on the Company’s website during the nine months ended March 31, 2009 compared to 50 teams during the nine months ended March 31, 2009.  Each team of insurance agent includes a number of individual insurance agents.  Each individual insurance agent signed an advertisement contract with the Company.  There were 186 contracts in effect during the nine months ended March 31, 2009, compared to 134 contracts in effect during the nine months ended March 31, 2009.

Meanwhile, the Company maintained stable COS and GP ratios for both fiscal nine months ended March 31, 2009 and 2008.

	2009		2008		Variance

Business tax and levies	$538,471	88%	$323,173	90%	$215,298	67%
Salaries and allowances	48,659	8%	26,384	7%	22,275	84%
Depreciation	341	0%	984	0%	(643)	(65)%
Other	26,687	4%	9,479	3%	17,208	182%
	$614,158	100%	$360,020	100%	$254,138	71%

As the Online Insurance Advertising segment is subject to business tax and levies, business tax and levies became the most significant element of the COS, which was 5.5% of our gross revenue.  Compared to the same period of the prior year, this increase in business taxes and levies is attributable to the increase in revenue.

(c)           Insurance Agency

	2009		2008		Variance

Revenue	$467,684	21612%	$186,141	2132%	$281,543	151%
Discounts	465,520	21512%	177,411	2032%	288,109	162%
Revenue, net	$2,164	100%	$8,730	100%	$(6,566)	(75)%
COS	60,580	2799%	37,233	426%	23,347	63%
Gross loss	$(58,416)	(2699)%	$(28,503)	(326)%	$(29,913)	105%

In order to penetrate the market, the Company offered attractive discounts to the customers and promoted the brand and web portal.  In addition, the Company acquired the insurance agency company, GHIA, during October 2008, which had a positive impact on the performance of our insurance agency business.

Revenue from our insurance agency is also subject to business tax and levies, the COS mainly consists of business tax and levies of 5.5% of gross revenue and net of returned commission of cancelled policies, amounting to $467,684 for the nine months ended March 31, 2009, increased by 151% or $281,543 from $186,141 for the nine months ended March 31, 2008.  Corresponding to the increase of revenue, the business tax and levies increased by 171% or $17,499 for the nine months ended March 31, 2009 from $10,238 for same period last year.

As the income from our insurance agency business is developing, the COS and GP ratios for both the nine months ended March 31, 2009 and 2008 fluctuate.

	2009		2008		Variance

Business tax and levies	$27,737	46%	$10,238	27%	$17,499	171%
Salaries and allowances	32,223	53%	-	0%	32,223	100%
Depreciation	620	1%	77	0%	543	703%
Other	-	0%	26,918	73%	(26,918)	(100)%
	$60,580	100%	$37,233	100%	$23,347	63%

Except for business tax and levies, salaries and allowances are a major component of COS for nine months ended March 31, 2009 as the Company has a team to service the insurance customers working for our newly-acquired company, GHIA.

(d)           Administration

	2008		2007		Variance

Revenue	$-	-	$-	-	$-	-
COS	472,428	100%	396,281	100%	76,147	19%
Gross loss	$(472,428)	100%	$(396,281)	100%	$(76,147)	19%

Administration revenues represented the inter-companies’ service income from ZYTX to ZBDT, which was eliminated in consolidation.  However, under the relevant PRC tax laws, service income of ZBDT was subject to business tax and levies of 5.5% on revenue, which was recognized as a COS of administration.

Liquidity and Capital Resources

Cashflow

As of March 31, 2009, the Company had $438,641 in cash and cash equivalents and $426,674 in bank deposits in banks in China, which constitute about ninety-seven point three percent (97.3)% of its total cash and cash equivalents as of such date.

We summarize our Statement of Cashflow for the periods ended March 31, 2009 and 2008 as below:

	2009	2008	Variance
Net cash provided by (used in)
Operating activities	$9,373,115	$5,294,779	$4,078,336	77%
Investing activities	(13,488,626)	(3,018,178)	(10,470,448)	347%
Financing activities	(28,602)	-	(28,602)	100%
Net change in cash and cash equivalents	(4,144,113)	2,276,601	(6,420,714)	(282)%

Effect of exchange rate changes on cash and cash equivalents	14,901	561,485	(546,584)	(97)%

Cash and cash equivalents at beginning of period	4,567,853	47,657	4,520,196	9485%

Cash and cash equivalents at end of period	$438,641	$2,885,743	$(2,447,102)	(85)%

Cash flows provided by operating activities during the nine months ended March 31, 2009 amounted to $9,373,115, representing an increase of $4,078,336 or 77% as compared with cash flows provided by operating activities of $5,294,779 during the nine months ended March 31, 2008. The increase in cash flows from operating activities was primarily due to the decrease of prepayment and deposits from $1,284,963 at June 30, 2008 to $125,680, which excludes the prepayment of software of $6,921,547, at March 31, 2009.  Besides, the repayment from ex-shareholder of GHIA of $1,015,347 after the acquisition also has contribution on increase of cash flow from operating activities.

Cash flows used in investing activities was $13,488,626 during the nine months ended March 31, 2009, which represented an increase of $10,470,448 or 347%, as compared to $3,018,178 for the nine months ended March 31, 2008. This increase is mainly attributable to the acquisition of GHIA during the period of $5,715,919, which enhanced the expansion of the business of our insurance agency business in a short period of time, and the prepayment for software of $6,921,547.

For the nine months ended March 31, 2009, cash used in financing activities was $28,602, which represented an increase of $28,602 or 100%, as compared to $0 for the nine months ended March 31, 2008. The current period amount represented a repayment to a director of GHIA amounting to $28,602.

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

We believe our current cash and cash equivalents and cash generated from operations will satisfy our expected working capital and other requirements for the foreseeable future based on our current business strategy and expansion plan. We believe we will have available resources to meet our short-term liquidity requirements.

As of March 31, 2009, all of our capital is equity capital and we have not made any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements for the next twelve months. As for our business development, the Company may consider raising additional funds for the following future business plans if conditions are suitable:

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

Material Commitments

(a)           Lease Commitments

The Company occupies office spaces leased from third parties.  For the nine months ended March 31, 2009 and 2008, the Company recognized $252,499 and $83,786, respectively, as rental expense for these spaces.  As of March 31, 2009, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2009	$82,982
2010	282,588
2011	29,981
$395,551

(b)           Capital Commitments

The Company entered into an agreement to purchase a software system to facilitate the operations of the insurance agency business amounting to $1,126,406 (RMB7,700,000).  For the nine months ended March 31, 2009, the Company made a 95% prepayment of $1,070,086 (RMB7,315,000).  As of March 31, 2009, the Company had outstanding commitments with respect to this purchase agreement of $56,320 (RMB385,000) due July 15, 2009.

The Company entered into an agreement to purchase a software system for insurance policy flow management for the insurance agency business amounting to $6,582,893 (RMB45,000,000).  For the nine months ended March 31, 2009, the Company made a 89% prepayment of $5,851,461 (RMB40,000,000).  As of March 31, 2009, the Company had outstanding commitments with respect to this purchase agreement of $731,432 (RMB5,000,000) due July 19, 2009.

Transactions With Related Persons

During the nine months ended March 31, 2009 and the year ended June 30, 2008, the Chairman of the Company, Mr. Wang Zhenyu, made an advance amounting to $77 and $153,069, respectively, to Rise & Grow for its operational needs. Besides, for the nine months ended March 31, 2009, the Company repaid the advance from the director and CEO, Ms. Xu Junjun, for the expenses paid on behalf of GHIA amounting to $28,892 during the period ended December 31, 2008 and the advance from director was grouped into the acquisition of our subsidiary, net of cash acquired.  At March 31, 2009, the amount outstanding was $153,449.  The outstanding amount due to a director is non-interest bearing, unsecured and has no fixed term of repayment.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks in the ordinary course of business.  The Company may enter into derivative financial instrument transactions to manage or reduce market risk.  The Company does not enter into derivative financial instrument transactions for trading purposes.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  A discussion of the Company’s primary market risk exposure and credit risk is presented below.

The Company had $438,641 and $4,562,222 in bank deposits in banks in China, which constitute about 97.3% and 99.9% of its total cash and cash equivalents as of March 31, 2009 and June 30, 2008, respectively.  Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests.  However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007.  The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks.  Under the new Bankruptcy Law, a Chinese bank may go bankrupt.  In addition, since China’s concession to World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which the Company has deposits has increased.  In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to fully recover its deposits since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents. As of March 31, 2009 and June 30, 2008, approximately 3% and 35% of accounts receivable were related to our software development business, and 96% and 64% related to our insurance agency business, respectively.  Regarding our online advertising and insurance agency business operations, no individual customer accounted for more than 10% of total net revenues for the nine months ended March 31, 2009 and 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of the fiscal quarter covered by this report, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of March 31, 2009, there was no outstanding litigation.

ITEM 1A. RISK FACTORS

As a small reporting company, we are not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2009, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

Date: May 15, 2009	By:	/s/ Junjun Xu
	Name:	Junjun Xu
	Its:	Chief Executive Officer

Date: May 15, 2009	By:	/s/Mingfei Yang
	Name:	Mingfei Yang
	Its:	Chief Financial Officer and
Principal Accounting Officer