Form 10-Q/A
period 2008-12-31
China INSOnline Corp.
filed 2009-09-28
CIK 860131

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of CHINA INSONLINE CORP. for the three months and six months ended December 31, 2008 (the “Amended Form 10-Q”), originally filed with the Securities and Exchange Commission on February 16, 2009, is being filed to correct certain errors in the Company’s Unaudited Condensed Consolidated Financial Statements and the related disclosures.

On August 20, 2009, our management had identified the errors in accounting, requiring restatement of the unaudited condensed consolidated financial statements for that period to the following:

1)
the recording of the goodwill of $4,473,787 in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), as of December 31, 2008. As discussed in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements, the correction of this error from previously reported information as of December 31, 2008 has resulted in a change in the classification in the balance sheet of the intangible asset - insurance license of $4,473,787 to goodwill of $4,473,787. This results in the classification in the balance sheet of goodwill of $4,473,787 as of December 31, 2008, as compared to a previously reported intangible asset - insurance license of $4,473,787. The restatement relates solely to the correction of the balance sheet as of December 31, 2008 and does not impact any other periods or financial statements presented in the Amended Form 10-Q.

2)
the recording of the repayment from a former shareholder of a company acquired on October 28, 2008 (“GHIA”) of $1,019,759 should be classified as investing activities in accordance with the cash flow classification guidance from the Statement of Financial Accounting Standards No. 95, “Statement of Cash Flow” for the six months ended December 31, 2008.  As discussed in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements, the correction of this error from previously reported information for the three and six months ended December 31, 2008 has resulted in a change in the classification of the repayment from a former shareholder of GHIA of $1,019,759 in the statements of cash flows. This resulted in a decrease in net cash provided by operating activities and a decrease in net cash used in investing activities to $2,804,856 and $4,805,537, respectively, as compared to previously reported net cash provided by operating activities and net cash used in investing activities of $3,824,615 and $5,825,296, respectively.  The restatement relates solely to the correction of the classification of the statement of cash flows for the six months ended December 31, 2008 and does not impact any other periods of financial statements presented in the Amended Form 10-Q.

In addition, we have revised the conclusion in Part I, Item 4 as to management’s conclusion on the effectiveness of disclosure controls and procedures to conclude that the Company’s disclosure controls and procedures were not effective as of December 31, 2008.

The following items have been amended in the Form 10-Q as a result of, and to reflect, the restatement:

•	Part I, Item 1, Financial Statements

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations

•	Part I, Item 4, Controls and Procedures

•	Part II, Item 6, Exhibits

For the convenience of the reader, this Amended Form 10-Q amends and restates in its entirety the Quarterly Report on Form 10-Q for the three months and six months ended December 31, 2008. However, this Amended Form 10-Q amends only items referred to above, in each case as a result of and to reflect the adjustments discussed above and more fully in Note 2 of the accompanying Unaudited Condensed Consolidated Financial Statements and related disclosures, which includes a summary of the effects of these changes on our unaudited condensed consolidated balance sheet as of December 31, 2008 and our unaudited condensed consolidated statements of operations and cash flows for the three months and six months ended December 31, 2008. No other information in the 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the 10-Q, or to modify or update those disclosures affected by other subsequent events. In particular, forward-looking statements included in the 10-Q represented management’s views as of May 15, 2009, the date of filing of the 10-Q for the three months and six months ended December 31, 2008. Such forward-looking statements should not be assumed to be accurate as of any other date. The Company undertakes no duty to update such information in the Amended Form 10-Q whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated September 25, 2009 in connection with this Amended Form 10-Q (but otherwise identical to their prior certifications) and are also furnishing, but not filing, written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated September 25, 2009 (but otherwise identical to their prior statements).

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INSONLINE CORP.

(Formerly Known As Dexterity Surgical, Inc.)

AND

SUBSIDIARIES

Condensed Consolidated Financial Statements
For The Three And Six Months ended December 31, 2008 and 2007
(Unaudited)

CHINA INSONLINE CORP.

(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)

AND

SUBSIDIARIES

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBR 31, 2008 (UNAUDITED) AND JUNE 30, 2008 (RESTATED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)(RESTATED)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)	F-6 – F-21

	December 31, 2008	June 30, 2008
	(Restated) (1)
ASSETS
Cash and cash equivalents	$2,595,666	$4,567,853
Accounts receivable, net of allowance for doubtful accounts of $934,125 and $0 at December 31, 2008 and June 30, 2008, respectively	10,299,779	6,387,502
Prepayments and deposits	873,153	1,284,963
Other receivables	2,517	7,440
Deferred taxes	563,710	243,676
Total Current Assets	14,334,825	12,491,434

Fixed assets, net	313,666	257,199
Software, net	2,469,525	2,671,286
Goodwill	4,473,787	-
Deferred taxes	39,883	37,216
Total Long-Term Assets	7,296,861	2,965,701

TOTAL ASSETS	$21,631,686	$15,457,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$742,876	$2,642
Other payables and accrued liabilities	1,906,455	1,304,805
Amount due to directors	182,427	153,069
Taxes payable	4,508,167	2,902,587
Deferred taxes	18,840	11,530
Deferred revenue	-	63,583
Total Current Liabilities	7,358,765	4,438,216

Deferred taxes	-	18,792
Total Long-Term Liabilities	-	18,792

TOTAL LIABILITIES	7,358,765	4,457,008

COMMITMENTS

SHARHOLDERS’ EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	40,000	40,000
Additional paid-in capital	86,360	86,360
Retained earnings (restricted portion of $315,584 at December 31, 2008 and June 30, 2008)	13,358,879	10,113,609
Accumulated other comprehensive income	787,682	760,158
Total Shareholders’ Equity	14,272,921	11,000,127

TOTAL LIABILITIES AND SHARHOLDERS’ EQUITY	$21,631,686	$15,457,135

(1)	See Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the notes to Unaudited Condensed Financial Statements.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

REVENUES, NET	$3,580,301	$2,892,285	$9,033,665	$5,238,974

COST OF SALES	354,557	129,729	790,413	222,833
GROSS PROFIT	3,225,744	2,762,556	8,243,252	5,016,141

Selling expenses	81,619	35,227	165,893	55,943
Advertising expenses	991,134	-	1,901,068	-
General and administrative expenses	348,978	136,864	738,371	214,962
Allowance for doubtful accounts	646,740	-	932,338	-

INCOME FROM OPERATIONS	1,157,273	2,590,465	4,505,582	4,745,236

Financial income, net	22,932	5,204	22,818	6,475

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,180,205	2,595,669	4,528,400	4,751,711

Income taxes	391,335	390,102	1,283,130	713,508

NET INCOME	788,870	2,205,567	3,245,270	4,038,203

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(35,965)	145,620	27,524	185,581

COMPREHENSIVE INCOME	$752,905	$2,351,187	$3,272,794	$4,223,784

NET INCOME PER SHARE

- BASIC AND DILUTED	$0.02	$0.08	$0.08	$0.16

WEIGHTED AVERAGE SHARES OUTSTANDING

- BASIC AND DILUTED	40,000,000	28,394,270	40,000,000	26,712,035

	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
	(Restated) (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,245,270	$4,038,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,573	6,544
Amortization	201,319	-
Deferred taxes	(309,795)	(2,814)
Allowance for doubtful accounts	932,338	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,526,206)	(50,587)
Other receivables	4,923	5,982
Prepayments and deposits	420,717	(2,239,894)
Accounts payable	730,715	9,019
Other payables and accrued liabilities	516,295	130,356
Taxes payable	1,599,290	925,954
Deferred revenue	(63,583)	3,649
Net cash provided by operating activities	2,804,856	2,826,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	(5,715,919)	-
Repayment from a former shareholder of GHIA	1,019,759	-
Purchases of equipment	(109,377)	(124,641)
Net cash used in investing activities	(4,805,537)	(124,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to a related company	-	(645,737)
Repayment from a related company	-	645,737
Advance from a director	77	-
Net cash provided by financing activities	77	-

NET (DECRESASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,000,604)	2,701,771
Effect of exchange rate changes on cash	28,417	183,889
Cash and cash equivalents, at beginning of the period	4,567,853	47,657
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,595,666	$2,933,317

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

(1)	See Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the notes to Unaudited Condensed Financial Statements.

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

o            Organization and Principal Activities (Continued)

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

On October 28, 2008, Rise & Grow and ZYTX entered into a Share Purchase Agreement which Rise & Grow acquired 100% ownership of Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC, through ZYTX to act as legal owner in China.  GHIA is an insurance agent company which operates in the PRC.  The consideration was US$5,846,244 (RMB$40,000,000) in cash.  This share purchase transaction resulted in Rise & Grow obtaining 100% of the voting and beneficial interest in GHIA.  Also see Note 13.

2.           Restatement of Unaudited Condensed Consolidated Financial Statements

The Company has restated its previously issued unaudited condensed consolidated financial statements for the three months and six months ended December 31, 2008. Accordingly, the unaudited condensed consolidated balance sheet as of December 31, 2008, and unaudited condensed consolidated statements of cash flows for the six months then ended have been restated from amounts previously reported, and are included in this Form 10-Q/A for the three months and six ended December 31, 2008.

On August 20, 2009, after consultation with the Audit Committee of the Company’s Board of Directors, the Company concluded that it had identified errors in its accounting related to the recording of the classification of the balance sheet as of December 31, 2008 and the statement of cash flows for the six months ended December 31, 2008.

In the previously filed Form 10-Q as of December 31, 2008, the Company incorrectly allocated part of the purchase price of GHIA to an insurance license, intangible asset, with an indefinite life.  It was subsequently determined that the insurance license could not be separately sold from the company of GHIA and therefore, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“SFAS 141”), the amount should have been allocated to goodwill.  At the time the Company initially filed its Form 10-Q for the balance sheet as of December 31, 2008, the classification of insurance license – indefinite life of $4,473,787 was not classified as goodwill of $4,473,787.

Accordingly, instead of reporting an intangible asset - insurance license of $4,473,787, the Company should have recorded goodwill of $4,473,787. This results in the classification of balance sheet having a goodwill of $4,473,787 as of December 31, 2008, as compared to previously reported intangible asset - insurance license of $4,473,787.

2.           Restatement of Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes the impact of the restatement adjustments on the previously filed unaudited condensed consolidated balance sheet as of December 31, 2008:

	December 31, 2008
	As Previously Reported	Total Adjustments		As Restated
ASSETS
Cash and cash equivalents	$2,595,666	$-		$2,595,666
Accounts receivable, net of allowance for doubtful accounts of $934,125 and $0 at December 31, 2008 and June 30, 2008, respectively	10,299,779	-		10,299,779
Prepayments and deposits	873,153	-		873,153
Other receivables	2,517	-		2,517
Deferred taxes	563,710	-		563,710
Total Current Assets	14,334,825	-		14,334,825

Fixed assets, net	313,666	-		313,666
Software, net	2,469,525	-		2,469,525
Intangible asset	4,473,787	(4,473,787	)(A)	-
Goodwill	-	4,473,787	(A)	4,473,787
Deferred taxes	39,883	-		39,883
Total Long-Term Assets	7,296,861	-		7,296,861

TOTAL ASSETS	$21,631,686	$-		$21,631,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$742,876	$-		$742,876
Other payables and accrued liabilities	1,906,455	-		1,906,455
Amount due to directors	182,427	-		182,427
Taxes payable	4,508,167	-		4,508,167
Deferred taxes	18,840	-		18,840
Deferred revenue	-	-		-
Total Current Liabilities	7,358,765	-		7,358,765

Deferred taxes	-	-		-
Total Long-Term Liabilities	-	-		-

TOTAL LIABILITIES	7,358,765	-		7,358,765

COMMITMENTS

SHARHOLDERS’ EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	40,000	-		40,000
Additional paid-in capital	86,360	-		86,360
Retained earnings (restricted portion of $315,584 at December 31, 2008 and June 30, 2008)	13,358,879	-		13,358,879
Accumulated other comprehensive income	787,682	-		787,682
Total Shareholders’ Equity	14,272,921	-		14,272,921

TOTAL LIABILITIES AND SHARHOLDERS’ EQUITY	$21,631,686	$-		$21,631,686

(A)	Adjustments to intangible asset and goodwill are the result of the error correction described above.

2.           Restatement of Unaudited Condensed Consolidated Financial Statements (Continued)

In relation to the statement of cash flows for the previously filed Form 10-Q for the six months ended December 31, 2008, the Company incorrectly included the repayment from a former shareholder of a company acquired on October 28, 2008 (“GHIA”) of $1,019,759 in the operating activities which should have been included in investing activities, pursuant to the cash flow classification guidance from the Statement of Financial Accounting Standards No. 95, “Statement of Cash Flow”.  At the time the Company initially filed its Form 10-Q for the three and six months ended December 31, 2008, the operating activities inappropriately included and the investing activities excluded the repayment from the former shareholder of GHIA.

Accordingly, instead of reporting the repayment from the former shareholder of GHIA of $1,019,759 under operating activities, the Company should have recorded the repayment from the former shareholder of GHIA of $1,019,759 under investing activities.  This results in a decrease of net cash provided by operating activities and net cash used in investing activities to $2,804,856 and $4,805,537, respectively, as compared to previously reported net cash provided by operating activities and net cash used in investing activities of $3,824,615 and $5,825,296, respectively.

The following table summarizes the impact of the restatement adjustments on the previously filed unaudited condensed consolidated statement of cash flows for the six months ended December 31, 2008:

	Six Months Ended December 31, 2008
	As Previously Reported	Total Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,245,270	$-		$3,245,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,573	-		53,573
Amortization	201,319	-		201,319
Deferred taxes	(309,795)	-		(309,795)
Allowance for doubtful accounts	932,338	-		932,338
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(4,526,206)	-		(4,526,206)
Other receivables	1,024,682	(1,019,759	)(A)	4,923
Prepayments and deposits	420,717	-		420,717
Accounts payable	730,715	-		730,715
Other payables and accrued liabilities	516,295	-		516,295
Taxes payable	1,599,290	-		1,599,290
Deferred revenue	(63,583)	-		(63,583)
Net cash provided by operating activities	3,824,615	(1,019,759)		2,804,856

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	(5,715,919)	-		(5,715,919)
Repayment from a former shareholder of GHIA	-	1,019,759	(A)	1,019,759
Purchases of equipment	(109,377)	-		(109,377)
Net cash used in investing activities	(5,825,296)	1,019,759		(4,805,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to a related company	-	-		-
Repayment from a related company	-	-		-
Advance from a director	77	-		77
Net cash provided by financing activities	77	-		77

NET (DECRESASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,000,604)	-		(2,000,604)
Effect of exchange rate changes on cash	28,417	-		28,417
Cash and cash equivalents, at beginning of the period	4,567,853	-		4,567,853
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,595,666	$-		$2,595,666

(A)	Adjustments to other receivables and repayment from a former shareholder of GHIA are the result of the error correction described above.

3.           Basis of Presentation

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

4.           Principles of Consolidation

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

5.           Summary of Significant Accounting Policies

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

5.           Summary of Significant Accounting Policies (Continued)

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

5.           Summary of Significant Accounting Policies (Continued)

(g)           Goodwill

The goodwill of $4,473,787 resulted from the acquisition of GHIA (see Note 13).

In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), the total purchase price in a business combination is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), goodwill is not amortized.  Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired.

6.           Recent Accounting Pronouncements

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

7.           Fixed Assets

Fixed assets consist of the following:
	December 31, 2008	June 30, 2008
	(Unaudited)
At cost:
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

8.           Software

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

9.           Taxes

(a)           Corporation Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income taxes for the period ended December 31, 2008 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.  Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for ZBDT, the wholly owned subsidiary, is 25%.  For the period ended December 31, 2008, CIT for ZBDT was $1,591,491, which should be payable on April 30, 2009.  However, after April 30, 2009, the Company is negotiating with the tax authority to extend or defer the payment of CIT.  ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered as a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008.  Starting from January 1, 2009, the CIT rate of ZYTX will be 15%.  ZYTX is exempted from CIT for the period ended December 31, 2008.  The applicable CIT rate for GHIA is 25%.  For the six months ended December 31, 2008, the CIT for ZBDT was $0 as GHIA has statutory losses carried forward.

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

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 17.5% for both the periods ended December 31, 2008 and 2007, respectively.  As Rise & Grow has no assessable profits for the periods ended December 31, 2008 and 2007, no provision for profits tax has been made.

Computed “expected” expense of the Company was calculated using 25% and 15% income tax rate for the six and three months ended December 31, 2008 and 2007, respectively.

Income tax expense is summarized as follows:

	Three Months ended December 31,		Six Months ended December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Computed “expected” expense	$295,051	$390,389	$1,132,100	$716,177
Favorable tax rate effect	96,284	-	151,011	-
Permanent differences	-	(287)	19	(2,669)
Income tax expense	$391,335	$390,102	$1,283,130	$713,508

Provision for income tax expense is summarized as follows:

	December 31,		December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$550,323	$390,389	$1,578,383	$716,177
Deferred	(158,988)	(287)	(295,253)	(2,669)
Income tax expense	$391,335	$390,102	$1,283,130	$713,508

9.           Taxes (Continued)

(a)           Corporation Income Tax (“CIT”) (Continued)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2008	June 30, 2008
Deferred tax assets:	(Unaudited)
Social welfare expenses	$32,623	$19,231
Consumable expenses	4,736	4,607
Advertising	109,735	43,738
Discount allowed	-	2,591
Business tax	242,665	170,953
Allowance for doubtful accounts	140,119	-
Depreciation	4,491	-
Tax loss carried forward	13,101	-
Other	16,240	2,556
Total current deferred tax assets	563,710	243,676

Amortization	32,489	32,373
Depreciation	7,394	4,843
Total long-term deferred tax assets	39,883	37,216

Total deferred tax assets	603,593	280,892

Deferred tax liabilities:
Commission income	2,645	7,776
Software income	-	1,194
Depreciation	-	80
Repairs and maintenance	80	-
Rent	768	2,480
Prepayments	4,506	-
Amortization	9,077	-
Depreciation	1,764	-
Total current deferred tax liabilities	18,840	11,530

Amortization	-	18,089
Depreciation	-	703
Total long-term deferred tax liabilities	-	18,792

Total deferred tax liabilities	18,840	30,322

Net deferred tax assets	$584,753	$250,570

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

9.           Taxes (Continued)

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

The Company enjoys certain tax holidays under the new CIT law. The combined effects of the income tax expense reductions available to the Company are as follows:

	December 31, 2008	June 30, 2008
	(Unaudited)
Tax holiday effect	$972,908	$2,101,224

Basic net income per share excluding tax holidays	$-	$0.19

10.          Commitments

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
$545,658

(b)           Capital Commitments

The Company entered into an agreement of purchase of a software system to facilitate the operation of our insurance agency business amounting to $1,126,620 (Rmb7,700,000).  For the six months ended December 31, 2008, the Company made a 65% prepayment of $733,303 (Rmb5,005,000).  As of December 31, 2008, the Company had outstanding commitments with respect to this purchase agreement of $337,986 (Rmb2,310,000) and $56,331 (Rmb385,000) due on May 31, 2009 and August 20, 2009, respectively.

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

13.          Acquisition of Company

On October 28, 2008, Rise & Grow and ZYTX consummated a Share Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Rise & Grow and ZYTX purchased 100% of voting interest in Guang Hua Insurance Agency Company Limited (GHIA), a limited liability company organized under the laws of the PRC for a purchase price equal to US$5,846,244 (RMB$40,000,000) in cash. As a result of the transaction, GHIA became a wholly-owned subsidiary of the Company, with Rise & Grow through ZYTX acting as legal owner in China. GHIA is an insurance agency and performs services similar to those of the Company in China.

The following represents the assets purchased and liabilities assumed at the date of acquisition:

October 28, 2008
Cash and cash equivalents	$130,325
Fixed assets, net	815
Accounts receivable	318,409
Other receivable and prepayments	8,907
Due from shareholder	1,019,759
Deferred tax assets	25,007
Total assets purchased	$1,503,222

Accounts payable	$9,519
Other payables and accrued expenses	85,355
Taxes payable	6,290
Deferred tax liabilities	619
Amount due to shareholder	28,982
Total liabilities assumed	$130,765

Total net assets	$1,372,457

Share percentage	100%

Net assets acquired	$1,372,457

Total consideration paid	$5,846,244

Intangible asset - Goodwill	$4,473,787

The following is the unaudited pro forma net income and basic and diluted net income per share of the Company for the six months ended December 31, 2008 assuming the acquisition of GHIA was completed on July 1, 2008.

2008
(Unaudited)
Net income	$3,191,787

Net income per share
- Basic & diluted	$0.08

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

We are amending our Quarterly Report on Form 10-Q for the three months and six months ended December 31, 2008, to restate our consolidated financial statements and other financial information for the three months and six months ended December 31, 2008 to correct errors in the accounting related to the classification of goodwill on the balance sheet and the repayment from a former shareholder of GHIA on the Statement of Cash Flows. This Amendment to Form 10-Q (“Amended Form 10-Q”) amends the Quarterly Report on Form 10-Q for the three months and six months ended December 31, 2008, as filed on February 16, 2009.

The effect of the errors correction on the Unaudited Condensed Consolidated Balance Sheet (Restated) as of December 31, 2008 and the Unaudited Condensed Consolidated Statement of Cash Flows (Restated) for the six months ended December 31, 2008 has resulted in a change in classification of goodwill of $4,473,787 and the classification of the repayment from the former shareholder of GHIA of $1,019,759 under investing activities, respectively. The restatement relates solely to the correction of the recorded balance sheet as of December 31, 2008 and the statement of cash flows for the six months ended December 31, 2008 and does not impact any other periods presented in the Amended Form 10-Q. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) have been corrected, as appropriate, for the effects of the restatement.

A more complete discussion of the restatement can be found in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Amendment.

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

	December 31, 2008		June 30, 2008		Variance

Prepayment	782,411	90%	1,190,424	93%	(408,013)	(34)%
Prepaid rents	-	0%	64,929	5%	(64,929)	(100)%
Deposits	90,742	10%	29,610	2%	61,132	206%
	873,153	100%	1,284,963	100%	(411,810)	(32)%

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

(i)           Intangible asset

The goodwill of $4,473,787 resulted from the acquisition of GHIA.

In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), the total purchase price in a business combination is allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), goodwill is not amortized.  Instead, it is tested for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired.

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

	2008		2007		Variance

REVENUES	$3,876,754	108%	$2,954,064	102%	$922,690	31%
DISCOUNTS	296,453	8%	61,779	2%	234,674	380%
REVENUES, NET	3,580,301	100%	2,892,285	100%	688,016	24%
COST OF SALES	354,557	10%	129,729	4%	224,828	173%
GROSS PROFIT	3,225,744	90%	2,762,556	96%	463,188	17%
Selling expenses	81,619	2%	35,227	1%	46,392	132%
Advertising expenses	991,134	28%	0	0%	991,134	100%
General & administrative expenses	348,978	10%	136,864	5%	212,114	155%
Allowance for doubtful accounts	646,740	18%	0	0%	646,740	100%
OPERATING INCOME	1,157,273	32%	2,590,465	90%	(1,433,192)	(55)%
Financial income, net	22,932	1%	5,204	0%	17,728	341%
INCOME BEFORE TAXES	1,180,205	33%	2,595,669	90%	(1,415,464)	(55)%
Income tax expense	391,335	11%	390,102	13%	1,233	0%
NET INCOME	$788,870	22%	$2,205,567	76%	$(1,416,697)	(64)%

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

Allowance for Doubtful Accounts

Allowance for doubtful accounts were $646,740 or 18% of our net revenue for the three months ended December 31, 2008, as compared to $0 for the three months ended December 31, 2007. The increase was mainly attributable to the recoverability of the receivables from customers affected by the global financial crisis.  Our management made such allowance after the review and assessment of all customers throughout the period.

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

Net Income

The net income of the Company for three months ended December 31, 2008 decreased 64% or $1,416,697 to $788,870 from net income of $2,205,567 for the three months ended December 31, 2007. This significant decrease is attributed to the increase of advertising expenses of $991,134 and the increase in the allowance for doubtful accounts receivable of $646,740 during the three months ended December 31, 2008.

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

	2008		2007		Variance

REVENUES	$9,397,053	104%	$5,300,753	101%	$4,096,300	77%
DISCOUNTS	363,388	4%	61,779	1%	301,609	488%
REVENUES, NET	9,033,665	100%	5,238,974	100%	3,794,691	72%
COST OF SALES	790,413	9%	222,833	4%	567,580	255%
GROSS PROFIT	8,243,252	91%	5,016,141	96%	3,227,111	64%
Selling expenses	165,893	2%	55,943	1%	109,950	197%
Advertising expenses	1,901,068	21%	0	0%	1,901,068	100%
General & administrative expenses	738,371	8%	214,962	4%	523,409	243%
Allowance for doubtful accounts	932,338	10%	0	0%	932,338	100%
OPERATING INCOME	4,505,582	50%	4,745,236	91%	(239,654)	(5)%
Financial income, net	22,818	0%	6,475	0%	16,343	252%
INCOME BEFORE TAXES	4,528,400	50%	4,751,711	91%	(223,311)	(5)%
Income tax expense	1,283,130	14%	713,508	14%	569,622	80%
NET INCOME	$3,245,270	36%	$4,038,203	77%	$(792,933)	(20)%

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

Allowance for Doubtful Accounts

Allowance for doubtful accounts were $932,338 or 10% of our net revenue for the six months ended December 31, 2008, as compared to $0 for the six months ended December 31, 2007. The increase was mainly attributable to the recoverability of the receivables from customers affected by the global financial crisis.

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

Net Income

The net income of Company for six months ended December 31, 2008 decreased 20% or $792,933 to $3,245,270 from of $4,038,203 for the six months ended December 31, 2007. This significant decrease is attributed to the increase of advertising expenses of $1,901,068 for promotion and branding, and the increase in the allowance for doubtful accounts receivable of $932,338 during the six months ended December 31, 2008.

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

We summarize our Statement of Cashflow for the periods ended December 31, 2008 and 2007 as below:

	2008	2007	Variance
Net cash provided by (used in)
Operating activities	$2,804,856	$2,826,412	$(21,556)	1%
Investing activities	(4,805,537)	(124,641)	(4,680,896)	3756%
Financing activities	77	0	77	100%
Net change in cash and cash equivalents	(2,000,604)	2,701,771	(4,702,375)	(174)%

Effect of exchange rate changes on cash and cash equivalents	28,417	183,889	(155,472)	(85)%

Cash and cash equivalents at beginning of period	4,567,853	47,657	4,520,196	9485%

Cash and cash equivalents at end of period	$2,595,666	$2,933,317	$(337,651)	(12)%

Cash flows provided by operating activities during the six months ended December 31, 2008 amounted to $2,804,856, representing a decrease of $21,556 or 1% as compared with cash flows provided by operating activities of $2,826,412 during the six months ended December 31, 2007. The slight decrease in cash flows from operating activities was attributable to the net effect of the benefits obtained from the Company’s operating activities and the expenses on online insurance advertising.  The major components of the operating activities for the year ended June 30, 2009 include the net income of $3,245,270 and the net effect of the increase of accounts receivable of $4,526,206, which the Company extended the credit period to customers, and an increase of taxes payable of $1,599,290.

Cash flows used in investing activities was $4,805,537 during the six months ended December 31, 2008, which represented an increase of $4,680,896, as compared to $124,641 for the six months ended December 31, 2007. This net increase is mainly attributable to the acquisition of GHIA of $5,715,919 during the period which enhanced the expansion of the business of our insurance agency business in a short period of time and offset by the collection of $1,019,759 from a former shareholder of GHIA.

For the six months ended December 31, 2008, cash provided by financing activities was $1,019,836, which represented an increase of $1,019,836 or 100%, as compared to $0 for the six months ended December 31, 2007. The current period amount represented an advance from a director to the Company for the operating expenses of Rise & Grow of $77.

Liquidity

The primary source of liquidity had been cash generated from operations, which included cash inflows from currency translation activities. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our contractual obligations, commitments and debt service requirements over the next 12 months are not significant. However, the Company has a tax payable of $4,508,167, which was due on April 30, 2009.  As a result of the financial crisis, the Company is negotiating with the tax authority for the extension or deferral of the payment of taxation to reduce the impact on the liquidity of the Company.  The Company is awaiting for the reply and confirmation from the tax authority.

Our primary source of liquidity will continue to be cash generated from operations as well as existing cash on hand. We may look for the credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations.

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

Transactions With Related Persons

During the six months ended December 31, 2008 and the year ended June 30, 2008, the Chairman of the Company, Mr. Wang Zhenyu, made an advance amounting to $77 and $153,069, respectively, to Rise & Grow for its operational needs. Besides, for the six months ended December 31, 2008, the CEO, Ms. Xu Junjun, paid the expenses on behalf of GHIA amounting to $28,892 before the completion of acquisition.  At December 31, 2008, the amount outstanding was $182,427.  The outstanding amount due to a director is non-interest bearing, unsecured and no fixed term of repayment.

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

ITEM 4.  CONTROLS AND PROCEDURES (RESTATED)

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2008.

In our Quarterly Report on Form 10-Q for the three months and six months ended December 31, 2008 filed on February 16, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008. In connection with the restatement of our Quarterly Report on Form 10-Q for the three months and six months ended December 31, 2008, as described in Note 2 to the unaudited condensed consolidated financial statements, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of December 31, 2008 as a result of a material weakness in our internal control over financial reporting as discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2008, we did not maintain effective controls to ensure the accuracy of the classification of the accounts of goodwill and repayment from the former shareholder of a company acquired on October 28, 2008. Specifically, we did not maintain a sufficient complement of personnel with the required proficiency to identify, evaluate, review and report complex accounting matters. This deficiency resulted in an error to the unaudited condensed consolidated financial statements for the three months and six months ended December 31, 2008, as more fully described in Note 2 to the unaudited condensed consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In light of the material weakness described above, we have performed additional analyses and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q/A.

Change in Internal Control over Financial Reporting

As described above with respect to the material weakness identified, there have been changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

As a result of the material weakness, we continue to review and make changes to improve our internal control over financial reporting, including but not limited to, the hiring of additional personnel having sufficient knowledge and experience to strengthen the controls around the financial reporting or the engagement of outside accounting specialists to assist us with the preparation and review of the financial statements, as well as enhancing the review process associated with the preparation of the financial statements.

Management has not yet implemented all of the measures described above and/or tested them. We continue to evaluate our internal controls over financial reporting and may in the future modify these measures or implement additional measures.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse affect on our financial position, results of operations or cash flows. As of December 31, 2008, there was no outstanding litigation.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide information required by this item.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2009	By:	/s/ Junjun Xu
	Name:	Junjun Xu
	Its:	Chief Executive Officer

Date: September 25, 2009	By:	/s/Mingfei Yang
	Name:	Mingfei Yang
	Its:	Chief Financial Officer and
Principal Accounting Officer