Form 10-Q/A
period 2009-03-31
China INSOnline Corp.
filed 2009-09-28
CIK 860131

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of CHINA INSONLINE CORP. for the three months and nine months ended March 31, 2009 (the “Amended Form 10-Q”), originally filed with the Securities and Exchange Commission on May 15, 2009, is being filed to correct certain errors in the Company’s Unaudited Condensed Consolidated Financial Statements and the related disclosures.

On August 20, 2009, our management had identified the errors in accounting, requiring restatement of the unaudited condensed consolidated financial statements for that period to the following:

1)
the recording of the goodwill of $4,473,787 in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), as of March 31, 2009. As discussed in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements, the correction of this error from previously reported information as of March 31, 2009 has resulted in a change in the classification in the balance sheet of the insurance license – indefinite life of $4,473,787 to goodwill of $4,473,787. This results in the classification in the balance sheet of goodwill of $4,473,787 as of March 31, 2009, as compared to a previously reported insurance license – indefinite life of $4,473,787. The restatement relates solely to the correction of the balance sheet as of March 31, 2009 and does not impact any other periods or financial statements presented in the Amended Form 10-Q.

2)
the recording of the repayment from a former shareholder of a company acquired on October 28, 2008 (“GHIA”) of $1,019,759 should be classified as investing activities in accordance with the cash flow classification guidance from the Statement of Financial Accounting Standards No. 95, “Statement of Cash Flow” for the nine months ended March 31, 2009.  As discussed in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements, the correction of this error from previously reported information for the three months and nine months ended March 31, 2009 has resulted in a change in the classification of the repayment from a former shareholder of GHIA of $1,019,759 in the statements of cash flows. This results in a decrease in net cash provided by operating activities and a decrease in net cash used in investing activities to $8,353,356 and $12,468,867, respectively, as compared to previously reported net cash provided by operating activities and net cash used in investing activities of $9,373,115 and $13,488,626, respectively.  The restatement relates solely to the correction of the classification of the statement of cash flows for the nine months ended March 31, 2009 and does not impact any other periods or financial statements presented in the Amended Form 10-Q.

In addition, we have revised the conclusion in Part I, Item 4 as to management’s conclusion on the effectiveness of disclosure controls and procedures to conclude that the Company’s disclosure controls and procedures were not effective as of March 31, 2009.

The following items have been amended in the Form 10-Q as a result of, and to reflect, the restatement:

•	Part I, Item 1, Financial Statements

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations

•	Part I, Item 4, Controls and Procedures

•	Part II, Item 6, Exhibits

For the convenience of the reader, this Amended Form 10-Q amends and restates in its entirety the Quarterly Report on Form 10-Q for the three months and nine months ended March 31, 2009. However, this Amended Form 10-Q amends only items referred to above, in each case as a result of and to reflect the adjustments discussed above and more fully in Note 2 of the accompanying Unaudited Condensed Consolidated Financial Statements and related disclosures, which includes a summary of the effects of these changes on our unaudited condensed consolidated balance sheet as of March 31, 2009 and our unaudited condensed consolidated statements of operations and cash flows for the three months and nine months ended March 31, 2009. No other information in the 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the 10-Q, or to modify or update those disclosures affected by other subsequent events. In particular, forward-looking statements included in the 10-Q represented management’s views as of May 15, 2009, the date of filing of the 10-Q for the three months and nine months ended March 31, 2009. Such forward-looking statements should not be assumed to be accurate as of any other date. The Company undertakes no duty to update such information in the Amended Form 10-Q whether as a result of new information, future events or otherwise.

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

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INSONLINE CORP.

(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)

AND

SUBSIDIARIES

TABLE OF CONTENTS
Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND JUNE 30, 2008 (RESTATED)	F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)(RESTATED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)	F-5 – F-21

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009		June 30, 2008
	(Restated)	(1)
ASSETS
Cash and cash equivalents	$438,641		$4,567,853
Accounts receivable, net of allowance of $933,947 and $0 at March 31, 2009 and June 30, 2008, respectively	8,339,828		6,387,502
Prepayments and deposits	7,047,227		1,284,963
Other receivables	11,852		7,440
Deferred taxes	635,863		243,676
Total Current Assets	16,473,411		12,491,434

Fixed assets, net	298,518		257,199
Software, net	3,091,236		2,671,286
Goodwill	4,473,787		-
Deferred taxes	55,631		37,216
Total Long-Term Assets	7,919,172		2,965,701
TOTAL ASSETS	$24,392,583		$15,457,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$150,426		$2,642
Other payables and accrued liabilities	2,221,588		1,304,805
Amount due to directors	153,449		153,069
Taxes payable	5,376,274		2,902,587
Deferred taxes	28,748		11,530
Deferred revenue	-		63,583
Total Current Liabilities	7,930,485		4,438,216
Deferred taxes	-		18,792
Total Long-Term Liabilities	-		18,792
TOTAL LIABILITIES	7,930,485		4,457,008

COMMITMENTS

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	40,000		40,000
Additional paid-in capital	86,360		86,360
Retained earnings (restricted portion of $315,584 at March 31, 2009 and June 30, 2008)	15,561,431		10,113,609
Accumulated other comprehensive income	774,307		760,158
Total Shareholders’ Equity	16,462,098		11,000,127

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,392,583		$15,457,135

(1)	See Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the notes to Unaudited Condensed Financial Statements.

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

REVENUES, NET	$3,989,716	$3,230,301	$13,047,434	$8,469,275

COST OF SALES	390,206	623,033	1,182,668	845,866
GROSS PROFIT	3,599,510	2,607,268	11,864,766	7,623,409

Selling expenses	62,082	43,185	228,409	99,128
Advertising expenses	90	-	1,906,559	-
General and administrative expenses	558,814	262,335	1,299,047	477,297
Allowance for doubtful accounts	-	-	934,987	-

INCOME FROM OPERATIONS	2,978,524	2,301,748	7,495,764	7,046,984

Financial income, net	1,448	6,289	24,332	12,764

INCOME FROM OPERATIONS BEFORE INCOME TAXES	2,979,972	2,308,037	7,520,096	7,059,748

Income taxes	785,778	697,851	2,072,274	1,411,359

NET INCOME	2,194,194	1,610,186	5,447,822	5,648,389

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss)/gain	(10,681)	374,563	14,149	560,144

COMPREHENSIVE INCOME	$2,183,513	$1,984,749	$5,461,971	$6,208,533

NET INCOME PER SHARE

- BASIC AND DILUTED	$0.05	$0.04	$0.14	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING

- BASIC AND DILUTED	40,000,000	39,961,882	40,000,000	31,096,530

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
	(Restated) (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,447,822	$5,648,389
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	311,554	26,918
Depreciation	78,400	38,617
Deferred taxes	(387,788)	(133,654)
Allowance for doubtful accounts	934,987	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,568,904)	(1,097,428)
Other receivables	(4,412)	6,525
Prepayments and deposits	1,168,190	(2,200,801)
Accounts payable	138,265	295,015
Other payables and accrued liabilities	831,428	950,276
Taxes payable	2,467,397	1,626,105
Deferred revenue	(63,583)	134,817
Net cash provided by operating activities	8,353,356	5,294,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	(5,715,919)	-
Acquisition of software	(731,433)	(2,753,210)
Prepayment for software	(6,921,547)	-
Repayment from a former shareholder of GHIA	1,019,759	-
Acquisition of fixed assets	(119,727)	(264,968)
Net cash used in investing activities	(12,468,867)	(3,018,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to a related company	-	(645,737)
Repayment from a related company	-	645,737
Repayment to a director	(28,602)	-
Net cash used in financing activities	(28,602)	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,144,113)	2,276,601
Effect of exchange rate changes on cash	14,901	561,485
Cash and cash equivalents, at beginning of the period	4,567,853	47,657
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$438,641	$2,885,743

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

(1)	See Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the notes to Unaudited Condensed Financial Statements.

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

2.	Restatement of Unaudited Condensed Consolidated Financial Statements

The Company has restated its previously issued unaudited condensed consolidated financial statements for the three months and nine months ended March 31, 2009. Accordingly, the unaudited condensed consolidated balance sheet as of March 31, 2009, and unaudited condensed consolidated statements of cash flows for the nine months then ended have been restated from amounts previously reported, and are included in this Form 10-Q/A for the three months and nine ended March 31, 2009.

On August 20, 2009, after consultation with the Audit Committee of the Company’s Board of Directors, the Company concluded that it had identified errors in its accounting related to the recording of the classification of the balance sheet as of March 31, 2009 and the statement of cash flows for the nine months ended March 31, 2009 as below:

In the previously filed Form 10-Q as of March 31, 2009, the Company incorrectly allocated part of the purchase price of GHIA to an insurance license, intangible asset, with an indefinite life.  It was subsequently determined that the insurance license could not be separately sold from the company of GHIA and therefore, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, (“SFAS 141”), the amount should have been allocated to goodwill.  At the time the Company initially filed its Form 10-Q for the balance sheet as of March 31, 2009, the classification of insurance license – indefinite life of $4,473,787 was not classified as goodwill of $4,473,787.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

2.	Restatement of Unaudited Condensed Consolidated Financial Statements (Continued)

Accordingly, instead of reporting an insurance license – indefinite life of $4,473,787, the Company should have recorded goodwill of $4,473,787. This results in the classification of balance sheet having a goodwill of $4,473,787 as of March 31, 2009, as compared to previously reported insurance license – indefinite life of $4,473,787.

The following table summarizes the impact of the restatement adjustments on the previously filed unaudited condensed consolidated balance sheet as of March 31, 2009:

	June 30, 2008
	As Previously Reported	Total Adjustments		As Restated
ASSETS
Cash and cash equivalents	$438,641	$-		$438,641
Accounts receivable, net of allowance of $933,947 and $0 at March 31, 2009 and June 30, 2008, respectively	8,339,828	-		8,339,828
Prepayments and deposits	7,047,227	-		7,047,227
Other receivables	11,852	-		11,852
Deferred taxes	635,863	-		635,863
Total Current Assets	16,473,411	-		16,473,411

Fixed assets, net	298,518	-		298,518
Software, net	3,091,236	-		3,091,236
Insurance license – indefinite life	4,473,787	(4,473,787	)(A)	-
Goodwill	-	4,473,787	(A)	4,473,787
Deferred taxes	55,631	-		55,631
Total Long-Term Assets	7,919,172	-		7,919,172
TOTAL ASSETS	$24,392,583	$-		$24,392,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$150,426	$-		$150,426
Other payables and accrued liabilities	2,221,588	-		2,221,588
Amount due to directors	153,449	-		153,449
Taxes payable	5,376,274	-		5,376,274
Deferred taxes	28,748	-		28,748
Deferred revenue	-	-		-
Total Current Liabilities	7,930,485	-		7,930,485
Deferred taxes	-	-		-
Total Long-Term Liabilities	-	-		-
TOTAL LIABILITIES	7,930,485	-		7,930,485

COMMITMENTS

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	40,000	-		40,000
Additional paid-in capital	86,360	-		86,360
Retained earnings (restricted portion of $315,584 at March 31, 2009 and June 30, 2008)	15,561,431	-		15,561,431
Accumulated other comprehensive income	774,307	-		774,307
Total Shareholders’ Equity	16,462,098	-		16,462,098

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,392,583	$-		$24,392,583

(A)	Adjustments to insurance license – indefinite life and goodwill are the result of the error correction described above.

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

2.	Restatement of Unaudited Condensed Consolidated Financial Statements (Continued)

In relation to the statement of cash flows for the previously filed Form 10-Q for the nine months ended March 31, 2009, the Company incorrectly included the repayment from a former shareholder of a company acquired on October 28, 2008 (“GHIA”) of $1,019,759 in the operating activities which should have been included in investing activities, pursuant to the cash flow classification guidance from the Statement of Financial Accounting Standards No. 95, “Statement of Cash Flow”.  At the time the Company initially filed its Form 10-Q for the three and nine months ended March 31, 2009, the operating activities inappropriately included and the investing activities excluded the repayment from the former shareholder of GHIA.

Accordingly, instead of reporting the repayment from the former shareholder of GHIA of $1,019,759 under operating activities, the Company should have recorded the repayment from the former shareholder of GHIA of $1,019,759 under investing activities.  This results in a decrease of net cash provided by operating activities and net cash used in investing activities of $8,353,356 and $12,468,867, respectively, as compared to previously reported net cash provided by operating activities and net cash used in investing activities of $9,373,115 and $13,488,626, respectively.

The following table summarizes the impact of the restatement adjustments on the previously filed unaudited condensed consolidated statement of cash flows for the nine months ended March 31, 2009:

	Nine Months Ended March 31, 2009
	As Previously Reported	Total Adjustments		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,447,822	$-		$5,447,822
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	311,554	-		311,554
Depreciation	78,400	-		78,400
Deferred taxes	(387,788)	-		(387,788)
Allowance for doubtful accounts	934,987	-		934,987
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,568,904)	-		(2,568,904)
Other receivables	1,015,347	(1,019,759	)(A)	(4,412)
Prepayments and deposits	1,168,190	-		1,168,190
Accounts payable	138,265	-		138,265
Other payables and accrued liabilities	831,428	-		831,428
Taxes payable	2,467,397	-		2,467,397
Deferred revenue	(63,583)	-		(63,583)
Net cash provided by operating activities	9,373,115	(1,019,759)		8,353,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	(5,715,919)	-		(5,715,919)
Acquisition of software	(731,433)	-		(731,433)
Prepayment for software	(6,921,547)	-		(6,921,547)
Repayment from a former shareholder of GHIA	-	1,019,759	(A)	1,019,759
Acquisition of fixed assets	(119,727)	-		(119,727)
Net cash used in investing activities	(13,488,626)	1,019,759		(12,468,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to a related company	-	-		-
Repayment from a related company	-	-		-
Repayment to a director	(28,602)	-		(28,602)
Net cash used in financing activities	(28,602)	-		(28,602)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,144,113)	-		(4,144,113)
Effect of exchange rate changes on cash	14,901	-		14,901
Cash and cash equivalents, at beginning of the period	4,567,853	-		4,567,853
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$438,641	$-		$438,641

(A)	Adjustments to other receivables and repayment from a former shareholder of GHIA are the result of the error correction described above.

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

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

5.	Summary of Significant Accounting Policies (Continued)

(c)	Fair Value of Financial Instruments

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

The goodwill of $4,473,787 resulted from the acquisition of GHIA (see Note13).

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

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

7.	Fixed Assets

Fixed assets consist of the following:
	March 31, 2009	June 30, 2008
	(Unaudited)
At cost:
Leasehold improvement	$179,883	$135,003
Furniture and fixtures	15,237	13,339
Computers and equipment	121,318	83,004
Motor vehicles	129,073	94,438
	445,511	325,784
Less: Accumulated depreciation
Leasehold improvement	91,263	44,972
Furniture and fixtures	3,063	1,032
Computers and equipment	30,390	15,456
Motor vehicles	22,277	7,125
	146,993	68,585
Fixed assets, net	$298,518	$257,199

Depreciation expense for the nine months ended March 31, 2009 and 2008 was $78,400 and $38,617, respectively.

8.	Software

Software consists of the following:
	March 31, 2009	June 30, 2008
	(Unaudited)
Cost	$3,545,213	$2,813,780
Less: Accumulated amortization	453,977	142,494
Software, net	$3,091,236	$2,671,286

Amortization expense for the nine months ended March 31, 2009 and 2008 were $311,554 and 26,918, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ending June 30,	Amount
2009	$127,098
2010	508,392
2011	508,392
2012	508,392
2013	508,392
Thereafter	930,570
Total	$3,091,236

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

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.  Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for ZBDT, the Company’s wholly owned subsidiary, is 25%.  For the period ended March 31, 2009, CIT for ZBDT was $2,337,266, which amount of $1,591,491 and $745,775 should be payable on April 30, 2009 and 2010, respectively.  However, after April 30, 2009, the Company is negotiating with the tax authority to extend or defer the payment of CIT. ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered as a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008.  Starting from January 1, 2009, the CIT rate of ZYTX will be 15%.  ZYTX is exempted from CIT for the six month period from July 1, 2008 to December 31, 2008 and its CIT rate was 15% for the three month period from January 1, 2009 to March 31, 2009.  For the nine months ended March 31, 2009, the CIT for ZYTX was $0 as ZYTX has transferred all its net income to its primary beneficiary, ZBDT.  The applicable CIT rate for GHIA is 25%.  For the nine months ended March 31, 2009, the CIT for GHIA was $0 as GHIA had statutory losses carried forward.

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

Income tax expense is summarized as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Computed “expected” expense	$744,993	$577,009	$1,880,024	$1,764,937
Effect on tax rate changes on deferred taxes	6,323	13,663	157,769	14,865
Permanent differences	34,462	107,179	34,481	(368,443)
Income tax expense	$785,778	$697,851	$2,072,274	$1,411,359

Provision for income tax expense is summarized as follows:

	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$830,346	$820,094	$2,412,907	$1,536,271
Deferred	(44,568)	(122,243)	(340,633)	(124,912)
Income tax expense	$785,778	$697,851	$2,072,274	$1,411,359

CHINA INSONLINE CORP.
(FORMERLY KNOWN AS DEXTERITY SURGICAL, INC.) AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

9.	Taxes (Continued)

(a)	Corporation Income Tax (“CIT”) (Continued)

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	March 31, 2009	June 30, 2008
Deferred tax assets:	(Unaudited)
Social welfare expenses	$36,240	$19,231
Consumable expenses	6,240	4,607
Advertising	109,714	43,738
Discounts	-	2,591
Business tax	290,074	170,953
Allowance for doubtful accounts	140,092	-
Depreciation	6,780	-
Tax loss	46,723	-
Other	-	2,556
Total current deferred tax assets	635,863	243,676

Amortization	48,238	32,373
Depreciation	7,393	4,843
Total long-term deferred tax assets	55,631	37,216

Total deferred tax assets	691,494	280,892

Deferred tax liabilities:
Commission income	2,644	7,776
Software income	-	1,194
Depreciation	-	80
Repairs and maintenance	80	-
Rent	769	2,480
Prepayments	4,506	-
Amortization	18,986	-
Depreciation	1,763	-
Total current deferred tax liabilities	28,748	11,530

Amortization	-	18,089
Depreciation	-	703
Total long-term deferred tax liabilities	-	18,792

Total deferred tax liabilities	28,748	30,322

Net deferred tax assets	$662,746	$250,570

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

We are amending our Quarterly Report on Form 10-Q for the three months and nine months ended March 31, 2009, to restate our consolidated financial statements and other financial information for the three months and nine months ended March 31, 2009 to correct errors in accounting related to the classification of goodwill on the balance sheet and the repayment from a former shareholder of GHIA on the Statement of Cash Flows. This Amendment to Form 10-Q (“Amended Form 10-Q”) amends the Quarterly Report on Form 10-Q for the three months and nine months ended March 31, 2009, as filed on May 15, 2009.

The effect of the errors correction on the Unaudited Condensed Consolidated Balance Sheet (Restated) as of March 31, 2009 and the Unaudited Condensed Consolidated Statement of Cash Flows (Restated) for the nine months ended March 31, 2009 has resulted in a change in classification of goodwill of $4,473,787 and the classification of the repayment from a former shareholder of GHIA of $1,019,759 under investing activities, respectively. The restatement relates solely to the correction of the recorded balance sheet as of March 31, 2009 and the statement of cash flows for the nine months ended March 31, 2009 and does not impact any other periods presented in the Amended Form 10-Q. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) have been corrected, as appropriate, for the effects of the restatement.

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

(e)           Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable and the balance has been outstanding over 90 days. As of March 31, 2009 and 2008, the Company had allowance for doubtful accounts of $933,947 and $0, respectively.

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

(i)           Goodwill

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

	2009		2008		Variance

REVENUES	$4,091,607	103%	$3,345,933	104%	$745,674	22%
DISCOUNTS	101,891	3%	115,632	4%	(13,741)	(12)%
REVENUES, NET	3,989,716	100%	3,230,301	100%	759,415	24%
COST OF SALES	390,206	10%	623,033	19%	(232,827)	(37)%
GROSS PROFIT	3,599,510	90%	2,607,268	81%	992,242	38%
Selling expenses	62,082	2%	43,185	1%	18,897	44%
Advertising expenses	90	0%	-	0%	90	100%
General & administrative expenses	558,814	13%	262,335	8%	296,479	113%
Allowance for doubtful accounts	-	0%	-	0%	-	0%
OPERATING INCOME	2,978,524	75%	2,301,748	72%	676,776	29%
Financial income, net	1,448	0%	6,289	0%	(4,841)	(77)%
INCOME BEFORE TAXES	2,979,972	75%	2,308,037	72%	671,935	29%
Income tax expense	785,778	20%	697,851	22%	87,927	13%
NET INCOME	$2,194,194	55%	$1,610,186	50%	$584,008	36%

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

	2009		2008		Variance

Salaries and allowances	$160,732	29%	$60,904	23%	$99,828	164%
Rental	96,271	17%	56,593	22%	39,678	70%
Building management fee	17,178	3%	24,009	9%	(6,831)	(28)%
Depreciation	20,444	4%	29,170	11%	(8,726)	(30)%
Amortization	109,708	19%	-	0%	109,708	100%
Travel & accommodations	11,859	2%	23,296	9%	(11,437)	(49)%
Legal & professional fees	88,036	16%	40,635	15%	47,401	117%
Other	54,586	10%	27,728	11%	26,858	97%
	$558,814	100%	$262,335	100%	$296,479	113%

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

Allowance for doubtful accounts

There was no allowance for doubtful accounts both for the three months ended March 31, 2009 and 2008.

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

	2009		2008		Variance

Business tax and levies	$5,534	24%	$7,052	21%	$(1,518)	(22)%
Salaries and allowances	17,380	75%	-	0%	17,380	(100)%
Depreciation	221	1%	77	0%	144	187%
Other	-	0%	26,918	79%	(26,918)	(100)%
	$23,135	100%	$34,047	100%	$(10,912)	(32)%

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

	2009		2008		Variance

REVENUES	$13,512,954	104%	$8,646,686	102%	$4,866,268	56%
DISCOUNTS	465,520	4%	177,411	2%	288,109	162%
REVENUES, NET	13,047,434	100%	8,469,275	100%	4,578,159	54%
COST OF SALES	1,182,668	9%	845,866	10%	336,802	40%
GROSS PROFIT	11,864,766	91%	7,623,409	90%	4,241,357	56%
Selling expenses	228,409	2%	99,128	1%	129,281	130%
Advertising expenses	1,906,559	15%	-	0%	1,906,559	100%
General & administrative expenses	1,299,047	10%	477,297	6%	821,750	172%
Allowance for doubtful accounts	934,987	7%	-	0%	934,987	100%
OPERATING INCOME	7,495,764	57%	7,046,984	83%	448,780	6%
Financial income, net	24,332	1%	12,764	0%	11,568	91%
INCOME BEFORE TAXES	7,520,096	58%	7,059,748	83%	460,348	7%
Income tax expense	2,072,274	16%	1,411,359	17%	660,915	47%
NET INCOME	$5,447,822	42%	$5,648,389	66%	$(200,567)	(4)%

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

Allowance for doubtful accounts

Allowance for doubtful accounts were $934,987 or 7% of our net revenue for the nine months ended March 31, 2009, as compared to $0 for the nine months ended March 31, 2008. The increase was mainly attributable to the recoverability of the receivables from customers affected by the global financial crisis.

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

Net Income

The net income of the Company for the nine months ended March 31, 2009 decreased 4% or $200,567 to $5,447,822 from $5,648,389 for the nine months ended March 31, 2008. This decrease is attributed to the increase in advertising expenses of $1,906,559 for promotion and branding, and the increase in the allowance for doubtful accounts receivable of $934,987 during the nine months ended March 31, 2009.

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

Liquidity and Capital Resources

Cashflow

As of March 31, 2009, the Company had $438,641 in cash and cash equivalents and $426,674 in bank deposits in banks in China, which constitute about ninety-seven point three percent (97.3%) of its total cash and cash equivalents as of such date.

We summarize our Statement of Cashflow for the periods ended March 31, 2009 and 2008 as below:

	2009	2008	Variance
Net cash provided by (used in)
Operating activities	$8,353,356	$5,294,779	$3,058,577	58%
Investing activities	(12,468,867)	(3,018,178)	(9,450,689)	313%
Financing activities	(28,602)	-	(28,602)	100%
Net change in cash and cash equivalents	(4,144,113)	2,276,601	(6,420,714)	(282)%

Effect of exchange rate changes on cash and cash equivalents	14,901	561,485	(546,584)	(97)%

Cash and cash equivalents at beginning of period	4,567,853	47,657	4,520,196	9485%

Cash and cash equivalents at end of period	$438,641	$2,885,743	$(2,447,102)	(85)%

Cash flows provided by operating activities during the nine months ended March 31, 2009 amounted to $8,353,356, representing an increase of $3,058,577 or 58% as compared with cash flows provided by operating activities of $5,294,779 during the nine months ended March 31, 2008. The increase in cash flows from operating activities was primarily due to the decrease of prepayment and deposits from $1,284,963 at June 30, 2008 to $125,680, which excludes the prepayment of software of $6,921,547, at March 31, 2009.

Cash flows used in investing activities was $12,468,867 during the nine months ended March 31, 2009, which represented an increase of $9,450,689 or 313%, as compared to $3,018,178 for the nine months ended March 31, 2008. This net increase is mainly attributable to cash used in the acquisition of GHIA during the period of $5,715,919, which enhanced the expansion of the business of our insurance agency business in a short period of time, and the prepayment for software of $6,921,547, offset by cash provided from the repayment of advances from a former shareholder of GHIA of $1,019,759.

For the nine months ended March 31, 2009, cash used in financing activities was $28,602, which represented an increase of $28,602 or 100%, as compared to $0 for the nine months ended March 31, 2008. The current period amount represented a repayment to a director of GHIA amounting to $28,602.

Liquidity

The primary source of liquidity had been cash generated from operations, which included cash inflows from currency translation activities. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our contractual obligations, commitments and debt service requirements over the next 12 months are not significant. However, the Company has a tax payable including amount of $4,508,167, which was due on April 30, 2009.  As a result of the financial crisis, the Company is negotiating with the tax authority for the extension or deferral of the payment of taxation to reduce the impact on the liquidity of the Company.  The Company is awaiting for the reply and confirmation from the tax authority.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2009.

In our Quarterly Report on Form 10-Q for the three months and nine months ended March 31, 2009 filed on May 15, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009. In connection with the restatement of our Quarterly Report on Form 10-Q for the three months and nine months ended March 31, 2009, as described in Note 2 to the unaudited condensed consolidated financial statements, our management, including our Chief Executive Officer and Chief Financial Officer, performed a reevaluation and concluded that our disclosure controls and procedures were not effective as of March 31, 2009 as a result of a material weakness in our internal control over financial reporting as discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 31, 2009, we did not maintain effective controls to ensure the accuracy of the classification of the accounts of goodwill and repayment from a former shareholder of the company acquired on October 28, 2008. Specifically, we did not maintain a sufficient complement of personnel with the required proficiency to identify, evaluate, review and report complex accounting matters. This deficiency resulted in an error to the unaudited condensed consolidated financial statements for the three months and nine months ended March 31, 2009, as more fully described in Note 2 to the unaudited condensed consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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