Form 10-K
period 2009-06-30
China INSOnline Corp.
filed 2009-10-13
CIK 860131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

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

Large accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009, was approximately $20,425,600.

The number of outstanding shares of the registrant’s Common Stock on September 28, 2009 was 40,000,000.

CHINA INSONLINE CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2009

Index

PART I

ITEM 1.	Business

Forward Looking Statements

Statements contained in this Annual Report on Form 10-K of China INSOnline Corp. (the “Company” or “CHIO”) that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, "believes", "seeks", "estimates" or similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding the Company’s expectations of our future liquidity needs, our expectations regarding our future operating results including our planned increase in our revenue levels and the actions we expect to take in order to maintain our existing customers and expand our operations and customer base. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to us as of such date. We assume no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to competition, other trend information and our ability to successfully enhance our operations. Factors that could cause actual results to differ materially include, but are not limited to, those identified in “Item 1A-Risk Factors” and in other of our filings with the U.S. Securities and Exchange Commission (the “SEC”). All references to “China INSOnline Corp.”, “us”, “we” or the “Company” in this Annual Report mean China INSOnline Corp., a Delaware corporation, and all entities owned or controlled by China INSOnline Corp., except where it is made clear that the term means only the parent company. All tabular amounts are stated in US dollars.

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

•
The Company shall issue up to 25,000 shares of Common Stock under Section 1145 of the U.S. Bankruptcy Code to those persons deemed appropriate by the Directors (it was not necessary to issue these shares and therefore they have been cancelled); and

•
Appoint new Board members, amend the Certificate of Incorporation to increase the authorized shares of Common Stock to 100,000,000, amend the Bylaws, change the fiscal year, execute a share exchange agreement and issue shares in which effective control or majority ownership is given, all without stockholder approval.

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

The following is disclosure with respect to the business of China INSOnline Corp., Rise & Grow and the wholly-owned operating subsidiary of Rise & Grow, Zhi Bao Da Tong (Beijing) Technology Co. Ltd. (“ZBDT”), a company formed under the laws of the People’s Republic of China (the “PRC”) and doing business in the PRC. From and after the Closing Date, the operations of Rise & Grow, through its operating subsidiary, ZBDT, are the only operations of the Company.  On April 2, 2009, Zhi Bao Da Tong (Beijing) Technology Co., Ltd (“ZBDT”) changed its name into New Fortune Associate (Beijing) Information Technology Co Ltd.

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

ZYTX has one (1) operating offices located at Room 502, HuaTeng Edifice, Chaoyang JinSong 3 District, No. 302, Beijing, the PRC.

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

ZYTX was originally founded with the goal of raising the national insurance consciousness and reducing the cost on national security in China by constructing and maintaining its network portal (www.soobao.cn) in order to integrate and optimize business flow during the course of insurance sales and related client services. From inception through the end of 2006, ZYTX was primarily engaged in institutional preparation and prior-period business development.

Thereafter, through trial implementation of www.soobao.cn, ZYTX strengthened its technical research and development and expanded its product line. From October 8, 2006 (inception) through June 30, 2007, ZYTX’s fiscal year end, ZYTX realized net revenue of RMB 17.2 million (US$2.2 million) and net profits of RMB 13.8 million (US$1.8 million).

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

Network Portal for Chinese Insurance Industry (www.soobao.cn)

Prior to launching www.soobao.cn, China had no insurance website platform. The Company was formed with the belief that those who need insurance in China desire a network carrier which can provide immediate inquiry services with insurance information and knowledge and insurance companies require a media network for concentrated advertising to the potential insurance consumer. The Company has created a real-time communication portal for each link in the value chain of the insurance industry. Soobao provides real-time information, functional practicability and interactivity and media function for the Chinese insurance industry. In the past year, the Company has accumulated as members many insurance companies and over 3,000 insurance agents and other member customers of www.soobao.cn. The Company has become a leading professional service provider, and enjoys a good reputation and credibility in the industry.

Soobao has the following attributes:

•
Advertising Media: Soobao features a high concentration of industry-specific information on the Chinese insurance industry that is not offered by the traditional media which we believe makes it an ideal media for insurance companies and the related trade professionals to advertise their products and services to consumers. As of the date of this Report, the Company itself has not been engaged in Internet advertising however the Company plans to engage in such business in the future;

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

The Company’s plan is to increase its publicity and brand popularity in the industry, to seek regional channel agents for advertisement and to gradually introduce Soobao to first and second-level cities across China with an aim towards a national distribution of direct-marketing of insurance. Currently, our main advertising clients are insurance agents, for many of whom we have constructed websites, however we plan to increase our client-base to attract insurance companies and other advertising vendors. As of June 30, 2009, we have contracts with 89 insurance agents from 86 insurance agents at June 30, 2008 for the promotion of their services on www.soobao.cn. From October 8, 2006 (ZYTX’s inception) through June 30, 2007, online insurance advertising revenues accounted for approximately 34% of our total revenue, approximately 67% of our total revenue for the year ended June 30, 2008 and approximately 61% of our total revenue for the year ended June 30, 2009.

Website Construction Services

Our website construction services target marketing teams in the Chinese insurance industry, and our clients typically originate from referrals made by the Company’s insurance agents engaged in the insurance marketing business. Our marketing strategy allows prospective clients to enter a trial use period followed by a payment scheme to be mutually agreed upon between us and the marketing team leader of such client.

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

As of the date of this Annual Report, the Company has provided website construction services to 52 marketing teams in the insurance industry.

Software Development

We develop software for clients using technology that we own and information obtained through our R&D efforts in the field of operating system applications, professional statistics analysis and other business application systems. We generate revenues from technology development contracts and as of June 30, 2009, we have 5 technology development contracts in place with 5 customers.

From October 8, 2006 (ZYTX’s inception) through June 30, 2007 (ZYTX’s fiscal year end), software development revenues accounted for approximately 66% of our total revenue and approximately 31% of our total revenue for the year ended June 30, 2008 and 35% of our total revenue for the year ended June 30, 2009.

Insurance Agency Services

The Company obtained qualification to do business as an insurance agent in entire the nation of China as a result of the acquisition of GHIA on October 28, 2008 and extended the scope of the insurance business.  Although we have generated only a small fraction of our total revenues through these services (approximately 1% and 2% for the years ended June 30, 2009 and 2008, respectively), we anticipate insurance sales commissions to be a vital business for profit and growth. The Company plans to cooperate with insurance companies with a good reputation and high production competitiveness to sell their products and services. Through www.soobao.cn, and in reliance on its brand credit with the public, the Company plans to fairly and objectively recommend appropriate products to consumers through a professional financial consultant service. The Company plans to make use of preferential premiums and abundant value-added member services to provide guidance to the consumer with respect to their prospective purchases. The Company expects to enlarge its market share through the direct selling in the current network and to establish a national marketing network system through developing businesses in first and second-level cities in China.

Research and Development

The Company has an experienced team engaged in the development of Internet application software. The core members have a sustained sense of innovation in the new technology of the Internet application areas, and have practical experience and keen market-oriented insights, especially on e-commerce applications, Internet website operation and other aspects. The Company’s core members are experienced both in the Internet and in the insurance industry, and have many business relationships. They have a deep understanding of the development history and respective characteristics of these industries in China, and therefore we believe we have advantages in the development for our insurance industry network application platform. The core members of the team have also established project-based cooperation and good human resource partnerships with The China Insurance Regulatory Commission, The Insurance Association of Beijing and The Development Research Center of the State Council, which we believe will provide strong support for the development of the Company.

The Company’s core research and development (R&D) team consists of five (5) technicians, each of which have work experience on system development in the field of Internet application and understand the insurance industry and its business flow. Aimed at the functions and applied range of each service system and based on guaranteed access speed and program expansibility, Net 2.0 and ASP language are used together with the SQL Server 2005 database. With this, the Company has its own core technology in the aspects of development and application of www.soobao.cn aimed at insurance companies.

The Company’s investment in R&D centers on three (3) aspects: (a) personnel, whereby the Company implements a senior talent strategy for the employment of R&D personnel with a development incentive program which is competitive in the industry, (b) operating equipment, which the Company plans to make investments in web servers, network bandwidth leases and network installation and protection and (c) software development tools, whereby the Company purchased a Windows Server 2003, SQL Server 2005 and Visual Studio 2005, and hardware equipment such as brand laptop and desktop computers.

At present, the Company has been engaged in preliminary market researching and core technology buildings. The Company estimates that it has spent $0 on R&D during the fiscal year ended June 30, 2009 and $74,446 on R&D during the fiscal year ended June 30, 2008. In our next phase of development, the Company intends to focus its R&D on (i) integral solution to online application of insurance industry, (ii) Web-based extended applications of the network portal system, (iii) a comprehensive life insurance comparison and timely quotation system, which shall put life insurance products under a scientific and quantitative calculating index and (iv) a data statistical and analytical system for the insurance industry. Based on a great deal of effective clicks on the network portal, we believe that this system will make statistics and analysis of the consumer group’s points of interest regarding the present and future insurance products. We believe this statistic data will have a high commercial value with respect to the insurance companies’ release of new products and establishment of rates.

The Company has achieved an integral solution of network integration and promotion for its marketing teams for the insurance industry. This system was developed and aimed at the important links in the marketing flow of insurance agents including business expansion, personnel, team construction and client maintenance; integrates the application of multisystem modules such as interactive transmission of online information, product release, intelligent CRM, member display, insurance policy management and SMS packet transmission via Web-based wireless access. The system also reduces the time and costs of promotion, marketing and client maintenance for the completion of a client’s group business.

The Company has also developed a motor vehicle premium calculation system which provides different rates of motor vehicle insurance and the different insured amounts for about 1,000 vehicle types of over 100 vehicle series, and is capable of generating a detailed statement with respect to the expenses of electronic insurance policies and various insurance products through the online input of vehicle information, independent selection of insured risks and the selected insurance company.

Market Overview

The Company intends to focus on the following three (3) business segments, (a) software development, (b) online insurance advertising and (c) insurance agency. Key elements are briefly described below.

Online Insurance Advertising

In recent years, an increasing number of enterprises and individuals have engaged in e-commerce activities, and China’s e-commerce market has maintained rapid and sustained growth. The “2006-2007 China’s E-commerce Market Research Report” released by Saidi Adviser revealed that China’s e-commerce market transactions achieved a total RMB 1.1 trillion in 2006 (US$0.14 trillion), an increase of 48.6% as compared to the same period in 2005 and more than 80% of Internet users had tried or were willing to try online shopping in 2006.  According to the data from CCID Consulting, insurance premiums through e-commerce significantly increased by 150% to US$1,062 million (RMB 7.26 billion) in 2008 from US$397 million (RMB 2.9 billion) in 2007.  The market research company IDC has published a white paper about China’s e-commerce industry, and it states that the trade volume of China’s e-commerce increased by about 20% in the year 2008. The total trade scale of China’s e-commerce industry reached US$284 billion (RMB 1.951 trillion) in 2008, increasing over 20% compared with the US$220 billion (RMB1.608 trillion) in 2007. Of this revenue, e-commerce that targeted individual consumers increased by about 30%. The report further points out that China’s e-commerce industry will maintain a rapid growth in the next five (5) years and by 2010 its total trade is expected to reach US$471 billion (RMB 3.22 trillion). Consistent with the expansion of e-commerce, the number of e-commerce merchants in China has also been growing. According to a 2008 Chinese Internet Merchant Report, the number of frequent users of e-commerce in China increased from 4 million in 2004 to 35.5 million in 2007.

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

Insurance Agency

To carry out insurance sales more effectively and to supplement the function and effect of www.soobao.cn,  The Company is in the process of constructing a comprehensive insurance supermarket entity, which will serve as the social entity version of the www.soobao.cn platform. Such supermarket entity shall set up for insurance transaction market in fixed locations of key cities in China will provide prospective clients with a series of services such as one-to-one advisory on different products offered by different insurance companies, examination of life insurance, insurance site-sales, compensation and appreciation and claims settlement. As there will be many specialized clients in the transaction market, the Company plans to organize professional lectures on insurance, create an industry salon and release new products and services. It is our goal through such entity to (a) educate consumers with respect to insurance and insurance products, (b) provide objective and impartial information of each company’s product, (c) offer personalized insurance programs to consumers, (d) offer after-sale one-stop compensation services including improved efficiency with claims settlements and (e) offer exposure to www.soobao.cn and enjoy the network value-added services which are not offered through more traditional insurance consumption.

Market Share

Presently, the Company has provided services to over 7,340 insurance agents, which accounts for over 45% of the market share of website construction business in the Beijing area for insurance-related sales commissions. This figure is based on an estimated number of over 15,000 insurance agents that own independent websites found through major search engine searches (Baidu, Yahoo and Google).

Based on the planning concept and the realized functions of www.soobao.cn, there currently is no similar service provider in the same industry across China. The ability of www.soobao.cn to sustain its leading position in the same trade will depend on whether or not the Company can rapidly build its good brand image both in the industry and in the society.

Competition

In terms of our insurance sales business, our competitors are insurance sales agencies. However, most of our competitors still adopt the traditional insurance sales model and their scope of business is limited to local markets. Our model, however, combines an industry Internet portal (www.soobao.cn) and a nationwide insurance supermarket.

In the field of claims settlement, up to now, we know of no other company that combines auto, property and life insurance. If we take advantage of the amiable business relationships already existing between the Company and insurance companies, we can offer our clients with one-stop, highly efficient and high compensation services.

In terms of professional website construction to insurance agents (and their teams), we know of no rivals in the Beijing area and there are no professional website construction companies that serve specifically the insurance industry in other areas of China.

With respect to our insurance industry website portal (www.soobao.cn), we know of no rivals in Beijing. However, in Shenzhen and Shanghai, there is one company in each city that has a similar business model to www.soobao.cn. If the Company expands its nationwide business, they are likely to become our potential rivals. The first company is Shenzhen Insurance Network Technology Co., Ltd. (www.ins.com); this website focuses on providing classifications of insurance and insurance related information. They have established a shop for insurance agents with sub-domains and there is no insurance business conducted via Internet in real-time. Instead, its main function is to provide consulting services and information, and they charge a membership fee from agents. This company’s main business area is Shenzhen. It has not obtained the qualification permit for Internet operation and insurance agent qualification. The second company is Shanghai Ebao Technology Co., Ltd., and this company is similar to www.ins.com in that it also provides information related to insurance to the public and workshop in the network to agents. However, the number of insurance agents registered as members with this website as members are less than fifty (50), which is significantly less than ours.

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

Employees

The Company attaches great importance to the cultivation of professional managerial persons and pursues a talent policy of retaining professionals by undertaking an enterprise culture. Through continuously improving its corporate governance structure, management system and talent introduction and incentive system, the Company has created an excellent working atmosphere and development opportunity, which integrates the individual occupational plan with the Company’s development and reduces the turnover flow of the employees, especially the core technicians, thus forming a relatively stable and high-quality employee team.

As of the date of this Annual Report, the Company has 58 full-time employees, of which only Junjun Xu, as Chief Executive Officer of CHIO and General Manager of ZYTX, Mingfei Yang, as Chief Financial Officer of CHIO and Finance Manager of ZYTX, and Zhenyu Wang, as Chairman of CHIO and Executive Director of ZYTX is a part of the Company’s management. None of our employees are covered by a collective bargaining agreement. We believe we have good relations with our employees.

 Intellectual Property

We currently do not own any trademarks or patents however the Company filed for its website (www.soobao.cn) with the Beijing Industrial Commercial Bureau on April 28, 2007.

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

On October 28, 2008, the Company acquired GHIA, which possessed the qualification to engage the insurance agent business in the entire nation of China on the business services including, insurance advisory and consultation, reinsurance, insurance claim and insurance planning.

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

The Company has taken measures to protect Internet copyright in pursuance of the specified procedures and in compliance with relevant laws and regulations mentioned above.

Environmental Laws

The Company did not incur any expenses in connection with compliance with environmental laws (federal, state, local and foreign) during the fiscal year ended June 30, 2009. There is no significant effect of compliance with the environmental laws.

ITEM 1A.	Risk Factors

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

The Chinese Legal System Has Inherent Uncertainties That Could Limit The Legal Protections Available To You.

Our contractual arrangements with our VIEs in China (ZYTX and GHIA) are governed by the laws of the People’s Republic of China. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.

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

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. Dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

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

Our Significant Amount Of Deposits In Certain Banks In China May Be At Risk If These Banks Go Bankrupt During Our Deposit Period.

As of June 30, 2009, we had approximately US$1.20 million in banks in China, which constitutes about 99.2% of our total cash. The terms of these deposits are, in general, up to twelve (12) months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which has come into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

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

We May Be Classified As A Passive Foreign Investment Company, Which Could Result In Adverse U.S. Tax Consequences To U.S. Investors.

Based upon the nature of our income and assets, we may be classified as a passive foreign investment company (or “PFIC”), by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis, and those determinations depend on the composition of our income and assets, including goodwill, from time to time. We intend to operate our business so as to minimize the risk of PFIC treatment, however you should be aware that certain factors that could affect our classification as PFIC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. In addition, the relevant authorities in this area are not clear and so we operate with less than clear guidance in our effort to minimize the risk of PFIC treatment. Therefore, we cannot be sure whether we are not and will not be a PFIC for the current or any future taxable year. In the event we are determined to be a PFIC, our stock may become less attractive to U.S. investors, thus negatively impacting the price of our stock.

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

Our Common Stock Is Considered A “Penny Stock” And As A Result, Related Broker-Dealer Requirements Affect Its Trading And Liquidity.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks are stocks:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange; or

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three (3) years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to resell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Shares Eligible For Future Sale May Adversely Affect The Market Price Of Our Common Stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six (6) months holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume for the four weeks preceding a sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our Company that has satisfied a one (1) year holding period. Any substantial sale of common stock pursuant to Rule 144 may have an adverse effect on the market price of our Common Stock.

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

ZBDT has one (1) office at Room 102, North Mansion, No. 11 ShiXing East Street, ShiJingShan District, Beijing, China.  This is ZBDT’s registered office, which consists of approximately forty (40) square meters, and is rent free. The term of this occupancy period expires on October 22, 2010.
 ZYTX has two (2) offices which are listed below.

(a)
Room 305, Building 1, No. 11 ShiXing East Street, ShiJingShan District, Beijing, China.  This is ZYTX’s registered office, which consists of approximately forty-two (42) square meters and ZYTX pays RMB 6,132 (US$897) per calendar quarter to lease this office. The term of this lease expires on November 4, 2009.

(b)
Rooms 502 and 503, HuaTeng Edifice, No. 302 JinSong 3 District, Chaoyang District, Beijing, China.  This is ZYTX’s operating office, which consists of approximately four hundred eighty (480) square meters and ZYTX pays RMB 51,804 (US$7,583) per month. The term of the lease expires on November 30, 2009.

GHIA had one (1) office during the year ended June 30, 2009 at Room 404, 4th Floor, No.36, West Walnut Garden Street, XuanWu District, Beijing, China.  This was GHIA’s operating office, which consisted of approximately two hundred and thirty (230) square meters and GHIA had paid RMB 13,992 (US$2,048) per month to lease this office. This lease terminated on July 2009.

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

Closing Bid Prices	High	Low
Calendar Year Ending December 31, 2009
1st Quarter (excluding January 16th):	$1.3600	$0.3000
2nd Quarter:	$1.9200	$0.4300
3rd Quarter:	$1.7200	$0.9000

Calendar Year Ended December 31, 2008
1st Quarter:	$5.7500	$4.4000
2nd Quarter:	$4.9000	$4.2000
3rd Quarter (excluding September 29th)	$4.3500	$2.5000
4th Quarter:	$3.3000	$1.1500

Calendar Year Ended December 31, 2007
1st Quarter:	$0.1400	$0.0005
2nd Quarter (pre 1-for-500 reverse split- April 2 through April 24):	$0.0900	$0.0215
2nd Quarter (post 1-for-500 reverse split- April 25 through June 29):	$2.3000	$1.7000
3rd Quarter:	$1.7000	$1.7000
4th Quarter:	$4.7500	$1.7000

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

Holders of Common Equity

As of October 8, 2009, we have an aggregate of 40,000,000 shares of our Common Stock issued and outstanding and 254 stockholders of record.

Dividends

We have never declared or paid any cash dividends or distributions on our Common Stock. We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of June 30, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
N/A	-0-	-0-	-0-
Total	-0-	-0-	-0-

Options and Warrants

As of June 30, 2009 and as of the date of this Report, we have no outstanding options or warrants.

Transfer Agent and Registrar

Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their telephone number is (303) 282-4800.

Performance Graph

Not required for a smaller reporting company.

Recent Sales of Unregistered Securities

None.

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

Organizational Structure of Rise & Grow, ZBDT, ZYTX and GHIA

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

ZYTX was originally founded with goal of raising the national insurance consciousness and reducing the cost on national security in China by constructing and maintaining its network portal (www.soobao.cn) in order to integrate and optimize business flow during the course of insurance sales and related client services. From incorporation through the end of June 30, 2009, ZYTX was primarily engaged in institutional preparation and prior-period business development. Thereafter, through trial implementation of www.soobao.cn, ZYTX’s products and services received favorable reviews and recognition in the Chinese insurance industry. ZYTX strengthened its technical research and development and expanded its product line after collecting suggestions from clients. In April 2007, www.soobao.cn was formally put into use. For the years ended June 30, 2009 and 2008, the Company generated net revenues of $17,976,529 and $13,735,376, respectively.

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

On October 28, 2008, Rise & Grow and ZYTX entered into a Share Purchase Agreement which Rise & Grow acquired 100% ownership of Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC, through ZYTX to act as legal owner in China.  GHIA is an insurance agent company which operates in the entire nation of the PRC.  The consideration was US$5,846,244 (RMB40,000,000) in cash.  This share purchase transaction resulted in Rise & Grow obtaining 100% of the voting and beneficial interest in GHIA.

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

Nationwide Marketing Network Construction Plan

To carry out insurance sales more effectively and to supplement the function and effect of www.soobao.cn, the Company is in the process of constructing a comprehensive chain insurance supermarket entity whereby the Company intends to establish branch sales agency locations in key cities throughout China in the form of a purchase or franchisee, and strive to establish a nationwide insurance marketing network system. The Company plans to set up subsidiaries and branches in every province and major city across China, provide prospective clients with a series of services such as one-to-one advisory on different products offered by different insurance companies, examination of life insurance, insurance site-sales, compensation and appreciation and claims settlement. As there will likely be many specialized clients in the transaction market, the Company plans to organize professional lectures on insurance, create an industry salon and release new products and services. It is our goal through such entity to (a) educate consumers with respect to insurance and insurance products, (b) provide objective and impartial information on each of the company’s products, (c) offer personalized insurance programs to consumers, (d) offer after-sale one-stop compensation services including improved efficiency with claims settlements and (e) offer exposure to www.soobao.cn and enjoy the network value-added services which are not offered through more traditional insurance consumption.

Purchase of Equipment

In light of the expanding insurance industry and in order to make web-browsing timely, smooth and secure, the Company has continually upgraded the existing network portal hardware environment and to strengthen its network security inputs, while at the same time increase advertising promotions related to network portal brand building. As a result, during the year ended June 30, 2009, we purchased $731,433 of software and a prepayment of $6,981,952 for software will be delivered within next twelve (12) months.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of June 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1,217,085	$1,217,085	-	-

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

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful debts is made when collection of the full amount is no longer probable. As of June 30, 2009 and 2008, the Company had allowance for doubtful accounts of $26,397 and $0, respectively.

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

Software is carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which is seven years for software. The Company acquired an online insurance enquires system from an independent third party at a cost of $731,433. As of June 30, 2009, the Company has total three sets of application software, an insurance policy management system, a website streaming system and an online insurance enquires system. Application software is used for internal operations to enhance the Company’s online insurance agency business and advertising business. None of the software was internally developed nor was there any internal cost that was capitalized for the software. Based on the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized all the external direct cost of services in obtaining the computer software. Software is periodically reviewed when indicators are present to assess recoverability from future operations using undiscounted cash flows in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Live Assets”. To the extent the carrying value exceeds fair value, an impairment loss is recognized. No impairment was recorded for the years ended June 30, 2009 and 2008.

(h)	Deferred Revenue

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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product.  For the years ended June 30, 2009 and 2008, the Company recognized $498,579 and $304,686, respectively, as a reduction of revenue for the discount offered to its customers.

(j)	Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are the Renminbi (“RMB”) and Hong Kong Dollar (“HKD”). The financial statements are translated into United States dollars (“US$” or “$”) from RMB and US$ from HKD at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	June 30, 2009	June 30, 2008
Years end RMB: US$ exchange rate	6.8319	6.8591
Years average RMB: US$ exchange rate	6.8072	7.2753
Years end HKD: US$ exchange rate	7.7501	7.7973
Years average HKD: US$ exchange rate	7.7646	7.8081

(k)	Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. Advertising costs were $1,912,725 and $962,160 for the years ended June 30, 2009 and 2008, respectively.

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

In 2009 and 2008, the subsidiary of the Company in China transferred 15% of its PRC profit after taxation to the surplus reserve fund. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $1,055,584 and $315,584 as of June 30, 2009 and 2008, respectively, for the surplus reserve fund.

(n)	Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current components of comprehensive income are net income and the foreign currency translation adjustment.

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

(p)	Goodwill

In accordance with SFAS No.141, “ Business Combination” (“SFAS 141”), the total purchase price in a business combination is allocated to their fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. In accordance with SFAS No.142, “Goodwill and Other Intangible Assets, goodwill is not amortized. Instead, it is tested for impairment on an accrual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company did not record any impairment of goodwill during 2009.

Recent Accounting Pronouncements

In December 2007, the the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 141 (R) will significantly affect the accounting for future business combinations and the Company will determine the accounting as new combinations occur.

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

In April 2009, the FASB approved FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  The adoption of SFAS No. 161 did not have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and ABP 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and ABP Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to modify the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”), which establishes accounting and disclosure requirements for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which the Company has evaluated subsequent events for recognition or disclosure. SFAS 165 also requires events that provide additional evidence about conditions that existed at the date of the balance sheet and the related estimates to be recognized in the financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before the financial statements are issued or available to be issued should not be recognized, but should be disclosed if material. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. FAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and is not anticipated to have any material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of FAS 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for our interim reporting period ending on September 30, 2009. This SFAS is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

Results of Operations

For the Year Ended June 30, 2009 Compared To Year Ended June 30, 2008

Our operating results are presented on a consolidated basis for the year ended June 30, 2009, as compared to the year ended June 30, 2008.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended June 30, 2009 and 2008:

	2009		2008		Variance

REVENUES	$18,475,108	103%	$14,040,062	102%	$4,435,046	32%
DISCOUNT ALLOWED	498,579	3%	304,686	2%	193,893	64%
REVENUES, NET	17,976,529	100%	13,735,376	100%	4,241,153	31%
COST OF SALES	2,133,169	12%	1,313,582	10%	819,587	62%
GROSS PROFIT	15,843,360	88%	12,421,794	90%	3,421,566	28%
Selling expenses	281,540	2%	167,903	1%	113,637	68%
Advertising expenses	1,912,725	11%	962,160	7%	950,565	99%
General and administrative expenses	1,311,384	7%	808,432	6%	502,952	62%
OPERATING INCOME	12,337,711	68%	10,483,299	76%	1,854,412	18%
Interest income, net	24,718	0%	19,904	0%	4,814	24%
INCOME BEFORE TAXES	12,362,429	68%	10,503,203	76%	1,859,226	18%
Income tax	3,184,828	18%	2,166,846	16%	1,017,982	47%
NET INCOME	$9,177,601	50%	$8,336,357	60%	$841,244	10%

Revenues

The Company’s consolidated revenues were $18,475,108, which represents a $4,435,046 or 32% increase from $14,040,062 for the year ended June 30, 2008. This increase was the result of the increase completion of software development projects during the year ended June 30, 2009.

	2009		2008		Variance

Software development	$6,511,545	35%	$4,298,739	31%	$2,212,806	51%
Online insurance advertising	11,244,559	61%	9,432,393	67%	1,812,166	19%
Insurance agency	510,332	3%	308,930	2%	201,402	65%
Others	208,672	1%	-	0%	208,672	100%
Total Revenue	$18,475,108	100%	$14,040,062	100%	$4,435,046	32%

The online insurance advertising revenue slightly increased by 19% or $1,812,166 to $11,244,559 for the year ended June 30, 2009 from $9,432,393 for the year ended June 30, 2008.  It is a result of the number of insurance agents that place advertisements on the Company’s website was slightly increased.

The significant increase in software development projects during the year ended June 30, 2009 of 51% or $2,212,806 compared to the year ended June 30, 2008 was due to the completion of four large software development projects during the year ended June 30, 2009.

Revenue from our insurance agency services experienced a increase by $201,402 or 65%, to $510,332 for the year ended June 30, 2009 from $308,930 for the same period of 2008.  This is mainly the result of the acquisition of GHIA on October 28, 2009.

Others revenue represented the rental income and gain on disposal of fixed assets for the office of ZBDT for the year ended June 30, 2009 to a related part, Beijing Enterprises UniCard Co Ltd ("UniCard"), which Mr. Zhengyu Wang, the Chairman of the Company has significant influence on UniCard.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) increased $819,587 or 62% to $2,133,169 or 12% of net revenues for the year ended June 30, 2009, from $1,313,582 or 10% of net revenues for the year ended June 30, 2008. The increase in COS is attributed to the significant increase in amortization of $440,011 or 100% for the year ended June 30, 2009.  Besides, there was also an increase of business tax and levies of $228,360 or 19%, to $1,409,331 for the year ended June 30, 2009, from $1,180,971 for the year ended June 30, 2008.  Amortization of the software system was increased significantly which was resulted from the  reclassification from G&A expenses in accordance with the application of the software for revenue earning activities for the year ended June 30, 2009.

	2009		2008		Variance

Business tax and levies	$1,409,331	66%	$1,180,971	90%	$228,360	19%
Salaries and allowances	141,251	6%	104,967	8%	36,284	35%
Depreciation	12,911	1%	6,374	0%	6,537	103%
Amortization	440,011	21%	-	0%	440,011	100%
Other	129,665	6%	21,270	2%	108,395	510%
Total Cost of Sales	$2,133,169	100%	$1,313,582	100%	$819,587	62%

Gross Profit

The Company’s consolidated gross profit increased by $3,421,566 or 28% to $15,843,360 for the year ended June 30, 2009 from $12,421,794 for the year ended June 30, 2008.  The increase in gross profit is attributable to the significant increase in revenues from software development.

Selling Expenses

Selling expenses were $281,540 or 2% of net revenues for the year ended June 30, 2009, as compared to $167,903 or 1% of net revenues for the year ended June 30, 2008. The increase is attributable to expenses in the growth of operations due to the acquisition of the insurance agency company, GHIA, in October 2008.

	2009		2008		Variance

Salaries and allowances	$245,852	87%	$130,227	78%	$115,625	89%
Depreciation	2,753	1%	1,211	1%	1,542	127%
Office expenses	17,142	6%	3,705	2%	13,437	363%
Other	15,793	6%	32,760	19%	(16,967)	(52)%
	$281,540	100%	$167,903	100%	$113,637	67%

Salaries and allowances are a major component of selling expenses, which increased by 89% or $115,625 for the year ended June 30, 2009 to $245,852 from $130,227 for the year ended June 30, 2008.  The increase is attributed to the increase in Staff members providing customer service and support in accordance with the growth of the Company due to the acquisition of GHIA.

Advertising Expenses

Advertising and promotion expenses were $1,912,725 or 11% of net revenues for the year ended June 30, 2009, as compared to $962,160 or 7% of net revenues for the year ended June 30, 2008. The increase is $950,565 or 99%, which is attributable to duration of the advertising and promotion, which was lasted for 6 months and 2 months for the years ended June 30, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $1,311,384 or 7% of our net revenue for the year ended June 30, 2009, as compared to $808,432 or 6% of net revenues for the year ended June 30, 2008. The increase was mainly attributable to the increase of salaries and allowance after the acquisition of GHIA.

	2009		2008		Variance

Salaries and allowances	$344,981	26%	$172,005	21%	$172,976	101%
Rental	182,529	14%	132,739	16%	49,790	38%
Building management fee	3,083	0%	19,649	2%	(16,566)	(84)%
Depreciation	91,328	7%	53,563	7%	37,765	71%
Amortization	0	0%	134,342	17%	(134,342)	(100)%
Travel & accommodations	180,173	14%	80,395	10%	99,778	124%
Legal & professional fees	158,002	12%	41,345	5%	116,657	282%
Allowance for doubtful accounts	26,397	2%	-	0%	26,397	100%
Other	324,891	25%	174,394	22%	150,497	86%
	$1,311,384	100%	$808,432	100%	$502,952	62%

The major component of G&A expense is salaries and allowances, which were 26% and 21% of total G&A expenses for the year ended June 30, 2009 and 2008, respectively.    The salaries and allowances increased by 101% or $172,976 for the year ended June 30, 2009, which is caused by the expansion of our operations.

Rental expense also increased by 38% or $49,790, to $182,529 for the year ended June 30, 2009 from $132,739 for the same period last year.  It resulted from the acquisition of GHIA on October 28, 2009 and there was separate office for operation.

Amortization of the software system was reduced significantly was due to reclassification into COS in accordance with the application of the software for revenue earning activities for the year ended June 30, 2009.

There was an allowance for doubtful accounts of $26,397 and $0 for the years ended June 30, 2009 and 2008, respectively.

Interest Income, net

Net interest income for the year ended June 30, 2009 was $24,718, which represents a 24% or $4,814 increase from $19,904 of net interest income for the year ended June 30, 2008. The increase was the result of the increase in average cash flow before the completion of acquisition of GHIA.

Income Taxes

Income taxes increased by $1,017,982 or 47% to $3,184,828 for the year ended June 30, 2009 from $2,166,846 for the year ended June 30, 2008.  The increase is attributed to the increase of the operating income of the subsidiary, ZBDT, which was subject to CIT rate at 25%, and ZYTX was subject to CIT rate at 15%, for the year ended June 30, 2009.

Net Income

The net income of the Company for year ended June 30, 2009 increased 10% or $841,244 to $9,177,601 from net income of $8,336,357 for the year ended June 30, 2008. This increase is attributed to the increase of software development revenue of $2,212,806 during the year ended June 30, 2009.

Results by Segment

The Company has determined that there are three (3) reportable business segments for the years ended June 30, 2009 and 2008, which are software development, online insurance advertising and insurance agency within the PRC.

(a)	Software Development

	2009		2008		Variance

Revenues, net	6,511,545	100%	4,298,739	100%	2,212,806	51%
COS	115,509	2%	94,502	2%	21,007	22%
Gross profit	6,396,036	98%	4,204,237	98%	2,191,799	52%

Revenues from software development increased by 51% or $2,212,806 to $6,511,545 for the year ended June 30, 2009 from $4,298,739 for the year ended June 30, 2008.  The increase is attributable to the completion of four large projects during the year ended June 30, 2009.

The gross profit increase to $6,396,036 for the year ended June 30, 2009 resulted from increase in revenue.  Details of COS are summarized as below:

	2009		2008		Variance

Salaries and allowances	$97,029	84%	$71,345	76%	$25,684	36%
Depreciation	5,944	5%	5,694	6%	250	4%
Other	12,536	11%	17,463	18%	(4,927)	(28)%
	$115,509	100%	$94,502	100%	$21,007	22%

Similar to the year ended June 30, 2008, salaries and allowances were still the major components of COS for software development income.  The salaries and allowances increased by $25,684 or 36%, to $97,029 for the year ended June 30, 2009 as compared to $71,345 for the year ended June 30, 2008.

The Software Development segment is the only segment not subject to business tax and levies under existing PRC tax law.  As a result, no business tax and levy expenses were incurred.

(b)	Online Insurance Advertising

	2009		2008		Variance

Revenues, net	$11,244,559	100%	$9,432,393	100%	$1,812,166	19%
COS	918,088	8%	556,683	6%	361,405	65%
Gross profit	$10,326,471	92%	$8,875,710	94%	$1,450,761	16%

Revenues from online insurance advertising increased by 19% or $1,812,166 to $11,244,559 for the year ended June 30, 2009 from $9,432,393 for the year ended June 30, 2008.  This increase is attributable to the numbers of existing contracts with insurance agents renewed their contracts with the Company.

Meanwhile, the Company maintained stable COS and GP ratios for both fiscal years ended June 30, 2009 and 2008.

	2009		2008		Variance

Business tax and levies	$614,194	67%	$518,782	93%	$95,412	18%
Salaries and allowances	44,222	4%	33,622	6%	10,600	32%
Depreciation	6,967	1%	472	0%	6,495	1376%
Amortization	234,346	26%	-	0%	234,346	100%
Other	18,359	2%	3,807	1%	14,552	382%
	$918,088	100%	$556,683	100%	$361,405	65%

Similar to the year ended June 30, 2008, business tax and levies were still the major components of COS for online advertising income, which was 5.5% of our gross revenue. Compared to the same period of the prior year, this increase in business taxes and levies of 18% is attributable to the increase in revenue of 19%.

Amortization expense increased by $234,346 or 100%, to $234,346 for the year ended June 30, 2009 as compared to $0 for the year ended June 30, 2008, as the new software used for online advertising was amortized.

(c)	Insurance Agency

	2009		2008		Variance

Revenues	$510,331	4343%	$308,930	7279%	$201,401	65%
Discount allowed	498,579	4243%	304,686	7179%	193,893	64%
Revenues, net	11,752	100%	4,244	100%	7,508	177%
COS	236,800	2015%	17,298	408%	219,502	1269%
Gross loss	$(225,048)	(1915)%	$(13,054)	(308)%	$211,994	1624%

Our insurance agency revenue increased by 65% or $201,401, which is attributed to acquisition of GHIA and the insurance agency business expansion.

Revenue from our insurance agency business is also subject to business tax and levies.  The COS mainly consists of business tax and levies of 5.5% of gross revenue net of returned commissions for cancelled policies, amounting to $31,135 for the year ended June 30, 2009.

As the income from our insurance agency business is developing, the COS and GP ratios for both the year ended June 30, 2009 and 2008 fluctuate.

	2009		2008		Variance

Business tax and levies	$31,135	13%	$17,090	99%	$14,045	82%
Salaries and allowances	-	0%	-	0%	0	0%
Depreciation	-	0%	208	1%	(208)	(100)%
Amortization	205,665	87%	-	0%	205,665	100%
	$236,800	100%	$17,298	100%	$219,502	1269%

Except for the business tax and levies, amortization are a major component of COS for year ended June 30, 2009 as the Company commenced to use the new application software which was commenced to be amortized.

(d)	Administration

	2009		2008		Variance

Revenue	$208,673	100%	$-	-	$208,673	100%
COS	862,772	413%	645,099	100%	217,673	34%
Gross loss	$(654,099)	(313)%	$(645,099)	100%	$(9,000)	1%

Administration revenue represented the inter-companies’ service income from ZYTX to ZBDT, which was eliminated in consolidation.  Besides, the revenue is mainly including the rental income and net income from disposal of fixed assets of $131,758 and $72,711, respectively and the relevant cost for the rental income of $113,198.  However, under the relevant PRC tax laws, service income of ZBDT was subject to business tax and levies of 5.5% on revenue, which was recognized as a COS of administration.

Material Commitments

(a)	Lease Commitments

The Company occupies office spaces leased from third parties.  For the years ended June 30, 2009 and 2008, the Company recognized $182,529 and $132,739, respectively, as rental expense for these spaces.  As of June 30, 2009, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2010	$39,409

(b)	Purchase of Electronic Products

As of June 30, 2009, the Company has outstanding commitments with respect to the purchase of electronic products of $8,079,748 (Rmb55,200,000) due within one year as follows:

Payment Due Dates	Amount

On or before July 20, 2009	$2,810,347
On or before October 20, 2009	2,634,700
On or before January 20, 2010	1,902,839
On or before April 20, 2010	731,862
$8,079,748

Expected Product Delivery Dates	Units

October 20, 2009	20,000
December 20, 2009	10,000
March 20, 2010	10,000
40,000

(c)	Purchase of Software

As of June 30, 2009, the Company has outstanding commitments with respect to the purchase of software of $731,861 (Rmb5,000,000) due on July 19, 2009.  Subsequent to the year end, the Company made the outstanding payment accordingly.  The software is expected to be installed and fully tested in the first quarter of 2010.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Cashflow

As of June 30, 2009, the Company had $1,207,171 in bank deposits with a bank in China, which constituted about 99.2% of its total cash and cash equivalent as of such date.

We summarize our Statement of Cashflow for the years ended June 30, 2009 and 2008 as below:

	2009	2008	Variance
Net cash provided by (used in)
Operating activities	$8,990,006	$6,731,373	$2,258,633	34%
Investing activities	(12,397,762)	(3,096,239)	(9,301,523)	300%
Financing activities	71,455	153,069	(81,614)	(53)%
Net change in cash and cash equivalents	(3,336,301)	3,788,203	(7,124,504)	(188)%

Effect of exchange rate changes on cash and cash equivalents	(14,467)	731,993	(746,460)	(102)%

Cash and cash equivalents at beginning of year	4,567,853	47,657	4,520,196	9485%

Cash and cash equivalents at end of year	$1,217,085	$4,567,853	$(3,350,768)	(73)%

Cash flows provided by operating activities during the year ended June 30, 2009 amounted to $8,990,006, representing an increase of $2,258,633 or 34%, as compared with cash flows provided by operating activities of $6,731,373 during the year ended June 30, 2008. The increase in cash flows from operating activities was primarily due to increase of net revenues by $4,241,153 resulting from the Company’s operating activities have been enhanced on both software development and online insurance advertising.

Cash flows used in investing activities was $12,397,762 during the year ended June 30, 2009, which represented an increase of $9,301,523 or 300%, as compared to $3,096,239 at June 30, 2008. This increase is mainly attributed to the acquisition of GHIA of $5,715,919, prepayment of software of $6,981,952 and collection of an advance to a former shareholder of GHIA of $1,019,759.

For the year ended June 30, 2009, the cash provided by financing activities was $71,455, which represented an decrease of $81,614 or 53%, as compared to $153,069 for the year ended June 30, 2008. The amount represented an advance from a director to the Company for the operating expenses of the Company.

Liquidity

The primary source of liquidity had been cash generated from operations, which included cash inflows from currency translation activities. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our contractual obligations, commitments and debt service requirements over the next 12 months are shown below.

Taxation

Of the $6,260,070 of income taxes payable at June 30, 2009, $6,253,786 represents the amount of income taxes payable by ZBDT.  Of the $6,253,786 of income taxes payable, $4,508,167 was due on April 30, 2009 and $1,745,619 is due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of CIT due on April 30, 2009 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.
Of the $2,097,456 of business tax payable at June 30, 2009, $1,495,788 was due on April 30, 2009 and $601,668 is due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of business tax due on April 30, 2009 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

If the response from the tax authorities is adverse, the Company may have a shortage of working capital and need additional fund for maintain the operations.

Commitments

As of June 30, 2009, the Company has outstanding commitments with respect to the purchase of electronic products of $8,079,748 (Rmb55,200,000) due within one year and the details are stated in Material Commitments above.

If the Company could not fulfill this commitment on purchase of electronic products, it would cause the loss on prepayment made.

Our primary source of liquidity will continue to be cash generated from operations as well as existing cash on hand. We may look for the credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations.

Our current cash and cash equivalents and cash generated from operations may not satisfy our expected working capital and other requirements for the foreseeable future based on our current business strategy and expansion plan. We believe we will have available resources to meet our short-term liquidity requirements.

As of June 30, 2009, all of our capital is equity capital and we have not made any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements for the next twelve months. As for our business development, the Company may consider raising additional funds for the following future business plans if conditions are suitable:

▪	To expand our operations in different cities in the PRC;

▪	To acquire companies which would add value to our business expansion;

▪	To expand our online insurance sales supermarket; and

▪	To acquire equipment to continually upgrade the existing network portal hardware environment and to strengthen its network security inputs.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

The Company had $1,207,171 and $4,562,222 in bank deposits with a bank in China, which constituted approximately 99.2% and 99.9% of its total cash and cash equivalents as of June 30, 2009 and 2008, respectively. Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007. The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of Renminbi business to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased. In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents of online insurance advertising. As of June 30, 2009 and 2008, approximately 15% and 35% of the accounts receivable and 36% and 31% of revenues were derived from the software development business and online insurance advertising, respectively. Regarding its online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for both the years ended June 30, 2009 and 2008.

ITEM 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-27 comprising a portion of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On February 13, 2009 (the “Effective Date”), the Board of Directors of the Registrant dismissed K.P. Cheng & Co. (“KPC”) as an independent registered public accounting firm of the Registrant.  KPC audited the Registrant’s VIE’s financial statements included in the Registrant’s consolidated financial statements and Annual Report on Form 10-K for the year ended June 30, 2007 in connection with the Registrant’s reverse merger dated December 18, 2008 whereby the accounting acquirer, Rise and Grow Limited, assumed the Registrant’s reporting obligations.  The effectiveness of KPC’s dismissal is January 31, 2008, the date upon which the Registrant engaged Weinberg & Company, P.A.

KPC’s report on the Registrant’s VIE’s financial statements for the past two (2) fiscal years, as well as the subsequent interim period through the Effective Date, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles.

The dismissal of KPC was approved by the Registrant’s Board of Directors effective as of the Effective Date.

During the Registrant’s most recent two (2) fiscal years, as well as the subsequent interim period through the Effective Date, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

During the Registrant’s most recent two (2) fiscal years, as well as the subsequent interim period through the Effective Date, KPC did not advise the Registrant of any of the matters identified in Item 304(a)(v)(A) - (D) of Regulation S-K.

KPC furnished a letter addressed to the SEC stating that it agreed with the statements made by the Registrant, a copy of the letter is attached hereto as Exhibit 16.2.

ITEM 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Eexecutive Officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In particular, we have identified the following material weakness of our internal controls:

-	There is a lack of sufficient accounting staff which results in a lack of effective controls necessary for a good system of internal control on financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) for the Company.

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of June 30, 2009.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses as of June 30, 2009:

There is a weakness on the control of the financial statements closing system.  This resulted primarily from the fact that certain parts of the work of our accounting staff may not be monitored or reviewed correctly.

As a result of the material weakness in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of June 30, 2009, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework.  A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Plan for Remediation of Material Weaknesses

In light of the conclusion that our internal control over financial reporting was not effective, our management is in the process of implementing a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:

-
Improving the control and oversight of the duties relating to the systems we use in the evaluation and processing of certain accounts and areas in the posting and recording of journal entries into certain accounts (in which material weaknesses have been identified as described above).  This improvement should include reviews by management of the accounting processes as well as a reorganization of some of the accounting functions.

-	The segregation of duties relating to the preparation of financial statements and the reviewing of financial statements in the reporting controls.

We will begin implementing additional oversight and review of certain accounts and postings, and also financial reporting.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	Other Information

Effective October 28, 2008, Rise and Grow consummated a Share Purchase Agreement (the “Purchase Agreement”) with ZYTX, on the one hand (together, the “Buyer”), and Bian Yong and Li Zhong, each individuals and each residents of The People’s Republic of China, on the other hand (together, the “Seller”).  Pursuant to the terms of the Purchase Agreement, the Seller sold to the Buyer, and the Buyer purchased from the Seller, all of the issued and outstanding capital stock of Guang Hua Insurance Agency Company Limited, a limited liability company organized under the laws of The People’s Republic of China (the “GHIA”) for a purchase price equal to RMB$40,000,000 (US$5,846,244) in cash, of which Rise and Grow funded RMB$30,000,000 (US$4,384,683) and ZYTX funded RMB$10,000,000 (US$1,461,561). As a result of the transaction, GHIA became a wholly-owned subsidiary of ZYTX. GHIA is an insurance agency and performs services similar to those of ZYTX in China.  A copy of the Purchase Agreement is referenced hereto as Exhibit 10.1.

On February 13, 2009 (the “Effective Date”), the Board of Directors of the Registrant dismissed K.P. Cheng & Co. (“KPC”) as an independent registered public accounting firm of the Registrant.  KPC audited the Registrant’s consolidated financial statements in the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2007 in connection with the Registrant’s reverse merger dated December 18, 2008 whereby the accounting acquirer, Rise and Grow Limited, a company organized under The People’s Republic of China and now the wholly-owned subsidiary of the Registrant, assumed the Registrant’s reporting obligations.  The effectiveness of KPC’s dismissal is January 31, 2008, the date upon which the Registrant engaged Weinberg & Company, P.A.  The dismissal of KPC was approved by the Registrant’s Board of Directors effective as of the Effective Date.  KPC furnished a letter addressed to the SEC stating that it agreed with the statements made by the Registrant, a copy of the letter is attached hereto as Exhibit 16.2.

On July 16, 2009, the Company’s Board accepted the amicable and voluntary resignation of Xueyuan Han as a director of the Company.

On July 16, 2009, the Board also accepted the resignation of Edith Kam Ying Ho as a director of the Company. At the time of her resignation, Ms. Ho served as a member of the Board’s Audit Committee and as the chairperson of such committee. Ms. Ho resigned from the Board due to her belief that, throughout her tenure as a director, the Company had failed to communicate with her and to provide her with information that she needed to function as an effective member of the Board.  A copy of the resignation letter delivered by Ms. Ho to the Company is attached hereto as Exhibit 99.1 and is hereby incorporated by reference.

Effective as of July 16, 2009, the Board elected Xiaoshuang Chen and Renbin Yu to serve as members of the Board, thus filling vacancies created by the resignations of Mr. Han and Ms. Ho. Also effective as of July 16, 2009, the Board (a) appointed Chunsheng Zhou to replace Ms. Ho as a member of the Audit Committee and (b) appointed Yinan Zhang to replace Ms. Ho as the chairperson of the Audit Committee.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

As of October 8, 2009, set forth below in the table as well as in the subsection entitled “Biographies” are the names of our directors and officers, their ages, all positions and offices that they hold with the Company, the period during which they have served as such, and their business experience during at least the last five (5) years. The Company has no “significant employees”.

Name	Age	Position(s)
Zhenyu Wang	38	Chairman of the Board
Junjun Xu	28	Chief Executive Officer and Director
Mingfei Yang	25	Chief Financial Officer
Hon Man Yun	41	Chief Operating Officer
Yuefeng Wang	39	Director
Yinan Zhang	28	Director
Xiaoshuang Chen	45	Director
Renbin Yu	46	Director
Chunsheng Zhou	42	Director

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

Hon Man Yun. Mr. Yun has served as Chief Operating Officer of the Company since January 8, 2008.  Mr. Yun has served and continues to serve as a Corporate Consultant with Smart Pine Investment Limited since September 2007, a consulting firm organized under the laws of Hong Kong. Mr. Yun also serves as a Director of CH Lighting International Corporation (OTCBB: CHHN) since July 28, 2008 and as a Director of Chisen Electric Corporation (OTCBB: CIEC) since November 24, 2008. Prior to that, Mr. Yun served as Corporate Controller of Hi-Tech Wealth Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO) from January 2007 through August 2007. From January 2003 through December 2006, Mr. Yun served as Corporate Controller of General Components, Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO). Mr. Yun is a chartered accountant having memberships with the institute of chartered accountants in England and Wales. He is also a Fellow Member of the Chartered Association of Certified Accountants. He is a member of the Hong Kong Institute of Certified Public Accountants, the Association of International Accountants, the Society of Registered Financial Planners, the Institute of Financial Accountants and the Institute of Crisis and Risk Management. Mr. Yun received his MBA at the University of Western Sydney in 2007.

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

Xiaoshuang Chen: Mr. Chen recently served as Vice President of China Information Technology Development Ltd., a Hong Kong listed company, since August 2008.  Prior to that, from September 2006 to July 2008, Mr. Chen served as Deputy General Manager of the Henan Lantian Group in the Henan Province of China.  From July 2001 to August 2006, Mr. Chen was employed by the XinAo Group to work for a number of its subsidiaries.  During this time, Mr. Chen served as Director and Deputy General Manager of Hebei Veyong Bio-Chemical Co. Ltd., Chief Human Resources Director of the XinAo Group, and Deputy General Manager of XinAo Gas Holdings Limited.  Mr. Chen earned a master’s degree (EMBA) from Peking University.

Renbin Yu: Mr. Yu recently served as Chairman of the Dalian Wanshan Golf Club since October 2006.  Prior to that, from July 2005 to October 2006, Mr. Yu has served as General Manager of Dalian Water Sports Tourism Co.  From September 1983 to July 2005, Mr. Yu served as Deputy Director of the Urban Construction Bureau of Dalian.  Mr. Yu is Business Administration graduate from Tsinghua University.

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

Based solely on a review of the copies of such forms furnished to us, we believe that during the fiscal year ended June 30, 2009 all officers, directors and ten percent (10%) beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year with the exception of (a) Yanling Chen, a non-affiliate of the Company beneficially holding 7.5% of the Company’s Common Stock, who failed to file a Form 3 Report, (b) Edith Kam Ying Ho, a former director who failed to file a Form 4 upon her resignation, (c) Xueyuan Han, a former director who failed to file a Form 4 upon his resignation, (d) Xiaoshuang Chen, a director who failed to file a Form 3 within ten (10) days of his appointment as a director and (e) Renbin Yu, a director who failed to file a Form 3 within ten (10) days of his appointment as a director.

Code of Ethics

We have adopted a Code of Ethics, as required by the rules of the SEC and NASDAQ. Our Code of Ethics is referenced as Exhibit 14.1 hereto, and applies to all of our directors, officers and employees. The Code of Ethics, and any amendments to, or waivers from, the Code of Ethics, is available in print, at no charge, to any stockholder who requests such information.

Committees of our Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committeee established in accordance with the Exchange Act and NASDAQ rules. The Audit Committee met 3 times, the Compensation Committee met 2 times and the Nominating Committee met 2 times during the fiscal year ended June 30, 2009. A brief description of each committee is set forth below.

•
Audit Committee – Independent directors Yinan Zhang, Yuefeng Wang, Edith Kam Ying Ho and Chunsheng Zhou were members of our Audit Committee during the fiscal year ended June 30, 2009. Edith Kam Ying Ho resigned effective July 16, 2009 and Chunsheng Zhou, who at the time was already a Board member and a member of the Compensation Committee and the Nominating Committee, was appointed to fill Ms. Ho’s vacancy effective as of July 16, 2009.  The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditors’ objectivity and independence. The Audit Committee Charter, which sets forth in detail the purpose and the responsibilities of the Audit Committee, is referenced herein as Exhibit 99.1.  Our Audit Committee financial expert is Chunsheng Zhou.

•
Compensation Committee – Independent directors Yinan Zhang, Yuefeng Wang and Chunsheng Zhou were members of our Compensation Committee during the fiscal year ended June 30, 2009. The purpose of the Compensation Committee is to review and make recommendations to our Board of Directors regarding all forms of compensation to be provided to the executive officers and directors of our company, including stock compensation and loans, and all bonus and stock compensation to all employees.  The Compensation Committee Charter, which sets forth in detail the purpose and the responsibilities of the Compensation Committee, is referenced herein as Exhibit 99.2.

•
Nominating Committee – Independent directors Yinan Zhang, Yuefeng Wang and Chunsheng Zhou were members of our Nominating Committee during the fiscal year ended June 30, 2009. The purpose of the Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation; The Nominating Committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements. The Nominating Committee Charter, which sets forth in detail the purpose and the responsibilities of the Nominating Committee, is referenced herein as Exhibit 99.3.  The Company has not adopted procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Not required for smaller reporting companies.

Summary Compensation Table

The following table sets forth compensation information for services rendered by certain of our current and former executive officers in all capacities during the last two (2) completed fiscal years (ended June 30, 2009 and 2008). The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name And Principal Function	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	($) (c)	($) (d)	($) (e)	($) (f)	($) (g)	($) (h)	($) (i)	($) (j)
Junjun Xu, Chief Executive Officer	2009	37,554	-0-	-0-	-0-	-0-	-0-	-0-	37,554
	2008	19,476	-0-	-0-	-0-	-0-	-0-	-0-	19,476

Mingfei Yang, Chief Financial Officer	2009	15,263	-0-	-0-	-0-	-0-	-0-	-0-	15,263
	2008	8,288	-0-	-0-	-0-	-0-	-0-	-0-	8,288

Hon Man Yun, Chief Operating Officer	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Grants of Plan-Based Awards

None.

Outstanding Equity Awards At Fiscal Year End

None.

Option Exercises and Stock Vested

None.

Pension Benefits

None.

Nonqualified Deferred Compensation

None.

Potential Payments Upon Termination or Change in Control

None.

Additional Narrative Disclosure

None.

Compensation of Directors

The Registrant’s directors received compensation for their services as directors for the years ended June 30, 2008 and June 30, 2009 are shown as table below.  However, all directors are reimbursed for out-of-pocket expenses in connection with attendance at Board’s and/or committee meetings.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
EXISTING:
Zhenyu Wang
2009	14,641	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	14,641
2008	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Chunsheng Zhou
2009	14,641	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	14,641
2008	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Yuefeng Wang
2009	14,641	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	14,641
2008	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Yinan Zhang
2009	14,641	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	14,641
2008	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Junjun Xu, CEO
2009	14,641	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	14,641
2008	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Xiaoshuang Chen
2009	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
2008	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Renbin Yu
2009	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
2008	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

RESIGNED:
Edith Kam Ying Ho
2009	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
2008	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

Xueyuan Han
2009	14,641	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	14,641
2008	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

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

Name and Address of Beneficial Owner(1)	Amount of Direct Ownership	Amount of Indirect Ownership	Total Beneficial Ownership	Percentage of Class(2)
Zhenyu Wang, Chairman of the Board	16,008,960	0	16,008,960	40.02%
Junjun Xu, Chief Executive Officer and Director	5,280,000	0	5,280,000	13.20%
Mingfei Yang, Chief Financial Officer	0	0	0	0%
Hon Man Yun, Chief Operating Officer	0	0	0	0%
Yuefeng Wang, Director	0	0	0	0%
Yinan Zhang, Director	0	0	0	0%
Chunsheng Zhou, Director	0	0	0	0%
Xiaoshuang Chen, Director	0	0	0	0%
Renbin Yu, Director	0	0	0	0%
ALL DIRECTORS AND OFFICERS AS A GROUP (9 PERSONS):	21,288,960	0	21,288,960	53.22%
Yanling Chen Room 704, Zhenxing District Yijing Street, 33# No.2, Dandong City, Liaoning Province, China	2,999,040	0	2,999,040	7.50%

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

Transactions With Related Persons

During the years ended June 30, 2009 and 2008, the Chairman of the Company, Mr. Wang Zhenyu, made advances amounting to the Company for operational needs.  At June 30, 2009 and 2008, the amount outstanding was $253,506 and $153,069, respectively.  The outstanding amounts are non-interest bearing, unsecured and have no fixed repayment terms.

During the year ended June 30, 2009, ZYTX entered into an agreement with Beijing Enterprises UniCard Co., Ltd. ("UniCard"), copy which Mr. Zhenyu Wang, the Chairman of the Company, is also the Chairman.  For the year ended June 30, 2009, the Company rented office space to UniCard for $131,758 and the Company also sold fixed assets to UniCard for $130,563.

Promoters and Certain Control Persons

None.

Director Independence

The following directors are independent pursuant to NASDAQ rules and the rules of the SEC: Yinan Zhang, Yuefeng Wang, Chunsheng Zhou, Renbin Yu and Xiaoshuang Chen. The following directors are not independent: Zhenyu Wang and Junjun Xu. All of the members of our Audit Committee, Compensation Committee and Nominating Committee are independent pursuant to the Exchange Act and NASDAQ rules.

ITEM 14.	Principal Accountant Fees and Services

The firm of Weinberg & Company, P.A. (“Weinberg”) has served and continues to serve as our principal accountant, effective from January 31, 2008. The following is a summary of fees incurred for services rendered.

Audit Fees

During the fiscal year ended June 30, 2009, the fees for our current principal accountant, Weinberg, were $182,000, which was composed of $62,000 for quarterly reviews, and $120,000 for the audit of our consolidated financial statements included in this Annual Report on Form 10-K.

During the fiscal year ended June 30, 2008, the fees for our current principal accountant, Weinberg, were $185,243, which was composed of $47,900 for quarterly reviews, and $137,343 for the audit of our consolidated financial statements included in this Annual Report on Form 10-K.

During the fiscal year ended June 30, 2008, the fees for our former principal accountant, Akin, Doherty, Klein, P.C., were $300 for quarterly reviews for the period ended September 30, 2007,

Audit-Related Fees

During the fiscal years ended June 30, 2009 and 2008, the fees for our current principal accountant, Weinberg, were $121,571 and $0 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

During the fiscal years ended June 30, 2009 and 2008, our current principal accountant, Weinberg, did not render any tax services.

All Other Fees

During the fiscal year ended June 30, 2009, there were no fees billed for products and services provided by the current principal accountant, Weinberg, other than those set forth above.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended June 30, 2009.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Certificate of Incorporation (as amended) of Dexterity Surgical, Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation, dated February 26, 2008	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.3	Amended and Restated Bylaws of the Company	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008

3.4	Certificate of Incorporation of Rise and Grow Limited	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.5	Certificate of Incorporation of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

3.6	Company Charter of ZBDT (Beijing) Technology Co., Ltd.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.1	Share Exchange Agreement, dated December 17, 2007, by and among Dexterity Surgical, Inc., Rise and Grow Limited and Newise Century Inc.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.2	Exclusive Technology Consultation Service Agreement, dated September 28, 2007, by and between ZBDT and ZYTX	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.3	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.4	Exclusive Interest Purchase Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.5	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Zhenyu Wang	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.6	Equity Interest Pledge Agreement, dated September 28, 2007, by and between ZBDT and Junjun Xu	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.7	Power of Attorney, dated September 28, 2007, executed by Zhenyu Wang in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.8	Power of Attorney, dated September 28, 2007, executed by Junjun Xu in favor of ZBDT	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007

10.9	Share Purchase Agreement, effective as of October 28, 2008, by and among Rise and Grow Limited, ZYTX Technology Co., Ltd., Bian Yong and Li Zhong	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 3, 2008

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008

16.1	Auditor’s Letter	Incorporated by reference to Exhibit 16.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008

16.2	Auditor Letter of K.P. Cheng & Co.	Provided herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter of the Company	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

99.2	Compensation Committee Charter of the Company	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

99.3	Corporate Governance and Nominating Committee Charter of the Company	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

99.4	Audited Financial Statements of Guang Hua Insurance Agency Company Limited for the Years Ended June 30, 2008 and 2007	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 9, 2009

99.5	Unaudited Condensed Financial Statements of Guang Hua Insurance Agency Company Limited for the Three Months Ended September 30, 2008 and 2007	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 9, 2009

99.6	China INSOnline Corp. and Subsidiaries Unadudited Condensed Combined Pro Forma Financial Statements For The Year Ended June 30, 2008 And As Of And For The Three Months Ended September 30, 2008	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 9, 2009

99.7	Resignation Letter of Ms. Edith Kam Ying Ho, dated July 16 2009	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA INSONLINE CORP.
Date: October 13, 2009

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

Signatures	Title	Date

/s/ Junjun Xu	Chief Executive Officer, Principal	October 13, 2009
Junjun Xu	Executive Officer and Director

/s/ Mingfei Yang	Chief Financial Officer, Principal	October 13, 2009
Mingfei Yang	Financial and Accounting Officer

/s/ Zhenyu Wang	Chairman of the Board	October 13, 2009
Zhenyu Wang

/s/ Yuefeng Wang	Director	October 13, 2009
Yuefeng Wang

/s/ Yinan Zhang	Director	October 13, 2009
Yinan Zhang

/s/ Renbin Yu	Director	October 13, 2009
Renbin Yu

/s/ Chunsheng Zhou	Director	October 13, 2009
Chunsheng Zhou

/s/ Xiaoshuang Chen	Director	October 13, 2009
Xiaoshuang Chen

CHINA INSONLINE CORP.

AND

SUBSIDIARIES

Consolidated Financial Statements
For The Years Ended June 30, 2009 and 2008

CHINA INSONLINE CORP.

AND

SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Shareholders of:
China INSOnline Corp.

We have audited the accompanying consolidated balance sheets of China INSOnline Corp. and Subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China INSOnline Corp. and Subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.

Boca Raton, Florida
September 28, 2009

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008
ASSETS
Cash and cash equivalents	$1,217,085	$4,567,853
Accounts receivable, net of allowance of $26,302 and $0 at June 30, 2009 and 2008, respectively	7,764,537	6,387,502
Prepayments and deposits	5,428,848	1,207,159
Other receivables	2,385	7,440
Deferred taxes	466,828	243,676
Total Current Assets	14,879,683	12,413,630

Fixed assets, net	212,591	257,199
Software, net	2,963,136	2,671,286
Prepayments for software	6,981,952	-
Goodwill	4,473,787	-
Deposits	78,093	77,804
Deferred taxes	65,447	37,216
Total Long-Term Assets	14,775,006	3,043,505
TOTAL ASSETS	$29,654,689	$15,457,135

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$150,514	$2,642
Other payables and accrued liabilities	2,735,625	1,304,805
Amount due to director	253,506	153,069
Taxes payable	6,260,070	2,902,587
Deferred taxes	90,644	11,530
Deferred revenue	-	63,583
Total Current Liabilities	9,490,359	4,438,216

Deferred taxes	-	18,792
Total Long-Term Liabilities	-	18,792

TOTAL LIABILITIES	9,490,359	4,457,008

COMMITMENTS

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding as of June 30, 2009 and 2008, respectively	40,000	40,000
Additional paid-in capital	86,360	86,360
Retained earnings (restricted portion of $1,055,584 and $315,584 at June 30, 2009 and 2008, respectively)	19,291,210	10,113,609
Accumulated other comprehensive income	746,760	760,158
Total Shareholders’ Equity	20,164,330	11,000,127

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,654,689	$15,457,135

See accompanying notes to consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Year Ended June 30, 2009	Year Ended June 30, 2008

REVENUES, NET	$17,976,529	$13,735,376

COST OF SALES	2,133,169	1,313,582
GROSS PROFIT	15,843,360	12,421,794

Selling expenses	281,540	167,903
Advertising expenses	1,912,725	962,160
General and administrative expenses	1,311,384	808,432

INCOME FROM OPERATIONS	12,337,711	10,483,299

Interest income, net	24,718	19,904

INCOME FROM OPERATIONS BEFORE INCOME TAXES	12,362,429	10,503,203

Income taxes	3,184,828	2,166,846

NET INCOME	9,177,601	8,336,357

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(13,398)	725,006

COMPREHENSIVE INCOME	$9,164,203	$9,061,363

NET INCOME PER SHARE

- BASIC AND DILUTED	$0.23	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING

- BASIC AND DILUTED	40,000,000	33,946,666

See accompanying notes to consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2009 AND 2008

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Share	Par Value	Capital	Earnings	Income	Total
BALANCE, JUNE 30, 2007	26,400,000	$26,400	$99,960	$1,778,251	$35,152	$1,939,763

Recapitalization	25,079,127	25,079	(25,079)	(999)	-	(999)

Issuance of common stock under Section 1145 Shares	6,000,000	6,000	(6,000)	-	-	-

Cancellation of common stock under Bankruptcy Court Order	(17,479,127)	(17,479)	17,479	-	-	-

Foreign currency translation gain	-	-	-	-	725,006	725,006

Net income	-	-	-	8,336,357	-	8,336,357

BALANCE, JUNE 30, 2008	40,000,000	40,000	86,360	10,113,609	760,158	11,000,127

Foreign currency translation loss	-	-	-	-	(13,398)	(13,398)

Net income	-	-	-	9,177,601	-	9,177,601

BALANCE, JUNE 30, 2009	40,000,000	$40,000	$86,360	$19,291,210	$746,760	$20,164,330

See accompanying notes to consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2009	Year Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,177,601	$8,336,357
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	440,011	134,342
Depreciation	106,992	61,148
Gain on disposal of fixed assets	(72,711)	-
Deferred taxes	(166,673)	(248,766)
Allowance for doubtful accounts	26,397	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,085,023)	(4,163,160)
Other receivables	5,055	3,065
Prepayments and deposits	(4,213,071)	(1,280,072)
Accounts payable	138,353	2,642
Other payables and accrued liabilities	1,345,465	1,284,078
Taxes payable	3,351,193	2,538,156
Deferred revenue	(63,583)	63,583
Net cash provided by operating activities	8,990,006	6,731,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	(5,715,919)	-
Repayment from a former shareholder of a newly acquired subsidiary	1,019,759	-
Acquisition of software	(731,433)	(2,813,780)
Prepayments for software	(6,981,952)	-
Acquisition of fixed assets	(118,780)	(282,459)
Proceeds on disposal of fixed assets	130,563	-
Net cash used in investing activities	(12,397,762)	(3,096,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a director	71,455	153,069
Net cash provided by financing activities	71,455	153,069

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,336,301)	3,788,203
Effect of exchange rate changes on cash	(14,467)	731,993
Cash and cash equivalents, at beginning of the year	4,567,853	47,657
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$1,217,085	$4,567,853

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$631

Also see Note 14.

See accompanying notes to consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

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

ZBDT was formed by Rise & Grow for the purpose of developing computer and network software and related products and to promote the development of high-tech industries in the field of Chinese information technology.  In compliance with the PRC’s foreign investment restrictions on Internet information services and other laws and regulations, ZBDT conducts all of our Internet information and media services and advertising in China through ZYTX, a domestic Variable Interest Entity (“VIE”).  It does this by controlling Beijing ZYTX Technology Co., Ltd (“ZYTX”), through an Exclusive Technical Consulting and Service Agreement (the “Consulting Agreement”) and related transaction documents dated as of September 28, 2007 (collectively, the “Service Agreements”).

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

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

1.           Organization and Principal Activities (Continued)

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

On April 2, 2009, Zhi Bao Da Tong (Beijing) Technology Co., Ltd (“ZBDT”) changed its name into New Fortune Associate (Beijing) Information Technology Co Ltd.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

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

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

3.           Summary of Significant Accounting Policies (Continued)

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of June 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1,217,085	$1,217,085	-	-

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

(e)          Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful debts is made when collection of the full amount is no longer probable. As of June 30, 2009 and 2008, the Company had allowance for doubtful accounts of $26,397 and $0, respectively.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

3.           Summary of Significant Accounting Policies (Continued)

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

(g)        Software

Software is carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets, which is seven years for software. The Company has acquired a set of online insurance enquires system from independent third party and it cost $731,433. As of June 30, 2009, the Company has total three sets of application software, an insurance policy management system, a website streaming system and an online insurance enquires system. All sets of application software are used for internal operations to enhance the Company’s online insurance agency business and advertising business. None of the software was internally developed nor was there any internal cost that was capitalized for the software. Based on the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized all the external direct cost of services in obtaining the computer software. Software is periodically reviewed when indicators are present to assess recoverability from future operations using undiscounted cash flows in accordance with Statement of Financial Accounting Standards (“SFAS”) No.144, “Accounting for the Impairment or Disposal of Long-Live Assets”. To the extent the carrying value exceeds fair value, an impairment loss is recognized. No impairment was recorded for the years ended June 30, 2009 and 2008.

(h)        Deferred revenue

Deferred revenue primarily comprises contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

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

The details of revenue recognition of each type of advertising revenues are illustrated below:

•
Web site construction service, which is usually included in new advertising contract, mainly consist fee for design and computer coding of the new web site.  The service fee is recognized when the web site is completed and wired in the server.

•	Web site advertising is recognized ratably over the displayed period of the advertisement, which is typically one year.

•
Web site maintenance service is providing technically support and maintenance for the customers’ web sites.  Such services are generally on contract basis with service period for one year.  Revenue is recognized ratably over the contact period.

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

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

3.           Summary of Significant Accounting Policies (Continued)

(i)           Revenue Recognition (Continued)

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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product.  For the years ended June 30, 2009 and 2008, the Company recognized $498,579 and $304,686, respectively, as a reduction of revenue for the discount offered to its customers.

(j)           Foreign Currency Translation

The accompanying financial statements are presented in United States dollars.  The functional currencies of the Company are the Renminbi (“RMB”) and Hong Kong Dollar (“HKD”).  The financial statements are translated into United States dollars (“US$” or “$”) from RMB and US$ from HKD at years-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	June 30, 2009	June 30, 2008

Years end RMB: US$ exchange rate	6.8319	6.8591

Years average RMB: US$ exchange rate	6.8072	7.2753

Years end HKD: US$ exchange rate	7.7501	7.7973

Years average HKD: US$ exchange rate	7.7646	7.8081

(k)          Advertising Costs

The Company expenses advertising costs as incurred or the first time advertising takes place. Advertising costs were $1,912,725 and $962,160 for the years ended June 30, 2009 and 2008, respectively.

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

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

3.             Summary of Significant Accounting Policies (Continued)

(m)          Reserve Fund

 Starting in 2008, a subsidiary of the Company in China transferred 15% of their PRC profit after taxation to the surplus reserve fund. Subject to certain restrictions set out in the PRC Companies Law, the surplus reserve fund may be distributed to shareholders in the form of share bonus issues and/or cash dividends. The Company’s retained earnings in the amount of $1,055,584 and $315,584 is restricted as of June 30, 2009 and 2008, respectively, for the surplus reserve fund.

(n)           Comprehensive Income

 Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current components of comprehensive income are net income and the foreign currency translation adjustment.

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

(p)           Goodwill

 In accordance with SFAS No.141, “ Business Combination” (“SFAS 141”), the total purchase price in a business combination is allocated to their fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. In accordance with SFAS No.142, “Goodwill and Other Intangible Assets, goodwill is not amortized. Instead, it is tested for impairment on an accrual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. The Company did not record any impairment of goodwill during 2009.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

4.           Recent Accounting Pronouncements

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

In April 2009, the FASB approved FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  The adoption of SFAS No. 161 did not have a material impact on its consolidated financial statements.

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

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

4.           Recent Accounting Pronouncements (Continued)

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and ABP 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and ABP Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of
Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to modify the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”), which establishes accounting and disclosure requirements for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which the Company has evaluated subsequent events for recognition or disclosure. SFAS 165 also requires events that provide additional evidence about conditions that existed at the date of the balance sheet and the related estimates to be recognized in the financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before the financial statements are issued or available to be issued should not be recognized, but should be disclosed if material. The adoption of SFAS 165  did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. FAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and is not anticipated to have any material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of FAS 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for our interim reporting period ending on September 30, 2009. This SFAS is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

5.           Prepayments and Deposits

Prepayments represent the followings:
	June 30, 2009	June 30, 2008

Electronic products	$5,386,497	$-
Advertising and promotional campaign	-	1,166,334
Renovations	-	24,090
Financial consultant	30,000	-
Rents	12,351	16,735
	$5,428,848	$1,207,159

The Company entered into an agreement for the purchase of electronic products for the promotion of the insurance agency business amounting to $13,466,243 (RMB92,000,000).  For the year ended June 30, 2009, the Company made a 40% prepayment for the products of $5,386,497 (RMB36,800,000).  Also see Note 11.

Prepaid rents represent rents prepaid to landlords, for the period from one to eleven months in accordance with the operating lease agreements, for the offices of the Company.

6.           Fixed Assets

Fixed assets consist of the following:
	June 30, 2009	June 30, 2008
At cost:
Leasehold improvement	$88,528	$135,003
Furniture and fixtures	3,450	13,339
Computers and equipment	121,266	83,004
Motor vehicles	129,094	94,438
	342,338	325,784
Less: Accumulated depreciation
Leasehold improvement	64,254	44,972
Furniture and fixtures	672	1,032
Computers and equipment	35,381	15,456
Motor vehicles	29,440	7,125
	129,747	68,585
Fixed assets, net	$212,591	$257,199

Depreciation expense for the years ended June 30, 2009 and 2008 was $106,992 and $61,148, respectively.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

7.           Software

Software consists of the following:
	June 30, 2009	June 30, 2008

Cost	$3,545,641	$2,813,780
Less: Accumulated amortization	582,505	142,494
Software, net	$2,963,136	$2,671,286

Amortization expense for the years ended June 30, 2009 and 2008 were $440,011 and $134,342, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ending June 30,	Amount
2010	$509,964
2011	509,964
2012	509,964
2013	509,964
2014	509,964
Thereafter	413,316
Total	$2,963,136

8.           Prepayments for Software

The Company entered into an agreement to purchase a software system to facilitate the operations of the insurance agency business amounting to $1,127,066 (RMB7,700,000).  As of June 30, 2009, the Company paid the entire amount while the software is still being tested.  The Company expects to receive the software and use it in the business by October 2009.

The Company entered into another agreement for the purchase of a software system for insurance policy flow management for the insurance agency business amounting to $6,586,748 (RMB45,000,000).  For the year ended June 30, 2009, the Company made a 89% prepayment of $5,854,886 (RMB40,000,000).  Also see Note 11.

9.           Related Parties Transactions

During the years ended June 30, 2009 and 2008, the Chairman of the Company, Mr. Wang Zhenyu, made advances to the Company for operational needs.  At June 30, 2009 and 2008, the amount outstanding was $253,506 and $153,069, respectively.  The outstanding amounts are non-interest bearing, unsecured and have no fixed repayment terms.

During the year ended June 30, 2009, ZYTX entered into the agreement with Beijing Enterprises UniCard Co., Ltd. ("UniCard"), which Mr. Zhenyu Wang, the Chairman of the Company is also the Chairman of UniCard.  For the year ended June 30, 2009, the Company rented office space to UniCard for $131,758 and the Company also sold fixed assets to UniCard for $130,563.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

10.         Taxes

(a)          Corporation Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income taxes for the year ended June 30, 2009 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.  Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for ZBDT, the wholly owned subsidiary, is 25%.

Of the $6,260,070 of income taxes payable at June 30, 2009, $6,253,786 represents the amount of income taxes payable by ZBDT.  Of the $6,253,786 of income taxes payable, $4,508,167 was due on April 30, 2009 and $1,745,619 is due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of CIT due on April 30, 2009 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered as a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008.  Starting from January 1, 2009, the CIT rate of ZYTX will be 15%.  ZYTX is exempted from CIT for the six months period from July 1, 2008 to December 31, 2008 and for 15% for the six months period from January 1, 2009 to June 30, 2009.  For the year ended June 30, 2009, the CIT for ZYTX was $0 as ZYTX has transferred all its net income to its primary beneficiary, ZBDT.

The applicable CIT rate for GHIA is 25%.  For the year ended June 30, 2009, the CIT for GHIA was $6,284, which should be payable on April 30, 2010.

Some of the tax concession granted to eligible companies prior to the new CIT law is grand fathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of June 30, 2009 and 2008 based on the current applicable tax rate and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimates.

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 16.5% and 17.5% for the years ended June 30, 2009 and 2008, respectively. As Rise & Grow has no assessable profits for the years ended June 30, 2009 and 2008, no provision for profits tax has been made.

Computed “expected” expense of the Company was calculated using 25% and 15% income tax rate for the years ended June 30, 2009 and 2008, respectively.

Income tax expense is summarized as follows:
	2009	2008

Computed “expected” expense	$3,090,607	$2,401,192
Effect on tax rate changes on deferred taxes	1,729	(245,217)
Permanent differences	92,492	10,871
Income tax expense	$3,184,828	$2,166,846

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

10.          Taxes (Continued)

(a)           Corporation Income Tax (“CIT”) (Continued)

 Provision for income tax expense is summarized as follows:
	2009	2008

Current	$3,294,421	$2,401,192
Deferred	(109,593)	(234,346)
Income tax expense	$3,184,828	$2,166,846

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:
	June30, 2009	June 30, 2008
Deferred tax assets:
Social welfare expenses	$39,693	$19,231
Consumable expenses	6,271	4,607
Advertising	-	43,738
Discounts allowed	1,490	2,591
Business tax	358,915	170,953
Allowance for doubtful accounts	3,945	-
Tax loss	56,500	-
Other	14	2,556
Total current deferred tax assets	466,828	243,676

Amortization	56,727	32,373
Depreciation	8,720	4,843
Total long-term deferred tax assets	65,447	37,216

Total deferred tax assets	532,275	280,892

Deferred tax liabilities:
Commission income	5,449	7,776
Software income	-	1,194
Rental income	21,053	-
Disposal income	38,786	-
Rent	-	2,480
Consultancy fee	4,509	-
Amortization	18,997	-
Depreciation	1,764	80
Other	86	-
Total current deferred tax liabilities	90,644	11,530

Amortization	-	18,089
Depreciation	-	703
Total long-term deferred tax liabilities	-	18,792

Total deferred tax liabilities	90,644	30,322

Net deferred tax assets	$441,631	$250,570

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
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

10.          Taxes (Continued)

(b)	Business Tax

Pursuant to the relevant PRC tax laws, the Company is subject to business tax at 5% of the gross sales, excluding software development income.  For the years ended June 30, 2009 and 2008, the Company incurred a total business tax of $1,409,331 and $1,180,971, respectively, which is included in the cost of sales in the accompanying condensed consolidated statement of operations and comprehensive income.

The business tax payable balance of $2,097,456 and $1,031,519 at June 30, 2009 and 2008, respectively, are included in other payables and accrued liabilities in the accompanying condensed consolidated balance sheets.  Of the $2,097,456 of business tax payable at June 30, 2009, $1,495,788 was due on April 30, 2009 and $601,668 is due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of business tax due on April 30, 2009 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

(c)	Tax holiday and incentive

The Company enjoys certain tax holidays and incentives under the new CIT law. The combined effects of the income tax expense reductions available to the Company are as follows:

	2009	2008

Tax holiday and incentive effect	$1,361,133	$2,101,224
Basic net income per share excluding tax holidays and incentive	$0.20	$0.18

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

11.         Commitments

(a)           Lease Commitments

The Company occupies office spaces leased from third parties.  For the years ended June 30, 2009 and 2008, the Company recognized $182,529 and $132,739, respectively, as rental expense for these spaces.  As of June 30, 2009, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount

2010	$39,409

(b)           Purchase of Electronic Products

As of June 30, 2009, the Company has outstanding commitments with respect to the purchase of electronic products of $8,079,748 (Rmb55,200,000) due within one year as follows:

Payment Due Dates	Amount

On or before July 20, 2009	$2,810,347
On or before October 20, 2009	2,634,700
On or before January 20, 2010	1,902,839
On or before April 20, 2010	731,862
$8,079,748

Expected Product Delivery Dates	Units

October 20, 2009	20,000
December 20, 2009	10,000
March 20, 2010	10,000
40,000

 Also see Note 5.

(c)           Purchase of Software

As of June 30, 2009, the Company has outstanding commitments with respect to the purchase of software of $731,861 (Rmb5,000,000) due on July 19, 2009.  Subsequent to the year end, the Company made the outstanding payment accordingly.  The software is expected to be installed and fully tested in the first quarter of 2010.  Also see Note 8.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

12.         Certain Risks and Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company has $1,207,171 and $4,562,222 in bank deposits in the banks in China, which constitutes about 99.2% and 99.9% of its total cash and cash equivalents as of June 30, 2009 and 2008, respectively.  Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests.  However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007.  The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks.  Under the new Bankruptcy Law, a Chinese bank may go bankrupt.  In addition, since China’s concession to World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of RMB businesses to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased.  In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents of online insurance advertising. As of June 30, 2009 and 2008, approximately 15% and 35% for the software development and 84% and 64% for online insurance advertising, respectively.  Regarding its online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the years ended June 30, 2009 and 2008.

The concentration of sales for the years ended June 30, 2009 and 2008, and accounts receivable at June 30, 2009 and 2008 are summarized as follows:

	Sales		Accounts Receivable
	2009	2008	2009	2008
Software Development
Company A	-	8%	-	-
Company B	3%	5%	-	13%
Company C	17%	-	10%	-
Company D	8%	-	5%	-
Company E	8%	18%	-	22%
	36%	31%	15%	35%

Online Insurance Advertising	63%	67%	84%	64%

Insurance Agency	1%	2%	1%	1%

Total	100%	100%	100%	100%

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

13.         Segment Information

Based on criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates three business segments for the years ended June 30, 2009 and 2008, which are software development, online insurance advertising and insurance agency within the PRC.  The following is the summary information by segment as of and for the years ended June 30, 2009 and 2008:

	Software Development	Online Insurance Advertising	Insurance Agency	Administra- tion	Total
Year Ended June 30, 2009
Revenue, net	$6,511,545	$11,244,559	$11,752	$208,673	$17,976,529
Cost of sales	115,509	918,088	236,800	862,772	2,133,169
Gross profit (loss)	$6,396,036	$10,326,471	$(225,048)	$(654,099)	$15,843,360
June 30, 2009
Long-lived assets	$53,592	$1,817,578	$12,648,168	$255,668	$14,775,006
Current assets	$1,214,889	$6,528,069	$92,470	$7,044,255	$14,879,683

Year Ended June 30, 2008
Revenue, net	$4,298,739	$9,432,393	$4,244	$-	$13,735,376
Cost of sales	94,502	556,683	17,298	645,099	1,313,582
Gross profit (loss)	$4,204,237	$8,875,710	$(13,054)	$(645,099)	$12,421,794
June 30, 2008
Long-lived assets	$30,849	$1,954	$2,674,724	$335,978	$3,043,505
Current assets	$2,226,184	$4,044,456	$1,325,961	$4,817,029	$12,413,630

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

14.          Acquisition of Company

On October 28, 2008, Rise & Grow and ZYTX consummated a Share Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, Rise & Grow and ZYTX purchased 100% of voting interest in Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC for a purchase price of $5,846,244 (RMB$40,000,000) in cash. As a result of the transaction, GHIA became a wholly-owned subsidiary of the Company. GHIA is an insurance agency company and performs services similar to those of the Company in China.

The following represents the fair value of the assets purchased and liabilities assumed at the date of the acquisition:

October 28, 2008
(Unaudited)
Cash and cash equivalents	$130,325
Fixed assets	815
Accounts receivable	318,409
Other receivable and prepayments	8,907
Due from shareholder	1,019,759
Deferred tax assets	25,007
Total assets purchased	$1,503,222

Accounts payable	$9,519
Other payables and accrued expenses	85,355
Taxes payable	6,290
Deferred tax liabilities	619
Amount due to shareholder	28,982
Total liabilities assumed	$130,765

Total net assets	$1,372,457

Share percentage	100%

Net assets acquired	$1,372,457

Total consideration paid	$5,846,244

Intangible asset - Goodwill	$4,473,787

The following is the unaudited pro forma net revenues, cost of sales, income from operations, net income and basic and diluted net income per share of the Company for the year ended June 30, 2009 assuming the acquisition of GHIA was completed on July 1, 2008.
2009
(Unaudited)
Revenues, net	$18,016,437
Cost of sales	$2,133,169
Income from operations	$12,290,787
Net income	$9,124,012
Earnings per share
- Basic and diluted	$0.23

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

15.         Subsequent event

In preparing the consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 13, 2009, the date the financial statements were issued.