Form 10-Q
period 2009-09-30
China INSOnline Corp.
filed 2009-11-13
CIK 860131

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER:   001-34113

CHINA INSONLINE CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2559866
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 6, 2009, the registrant had 40,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INSONLINE CORP.

AND

SUBSIDIARIES

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	June 30, 2009
ASSETS
Cash and cash equivalents	$647,937	$1,217,085
Accounts receivable, net of allowance of $26,280 and $26,302 at September 30, 2009 and June 30, 2009, respectively	1,436,680	7,764,537
Prepayments and deposits	16,118,342	5,428,848
Other receivables	50,994	2,385
Deferred taxes	537,374	466,828
Total Current Assets	18,791,327	14,879,683

Fixed assets, net	173,822	212,591
Software, net	10,451,952	2,963,136
Prepayments for software	-	6,981,952
Goodwill	4,473,787	4,473,787
Deposits	21,760	78,093
Deferred taxes	110,688	65,447
Total Long-Term Assets	15,232,009	14,775,006

TOTAL ASSETS	$34,023,336	$29,654,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$128	$150,514
Other payables and accrued liabilities	2,962,227	2,735,625
Due to director	253,501	253,506
Taxes payable	7,452,187	6,260,070
Deferred taxes	88,163	90,644
Total Current Liabilities	10,756,206	9,490,359

TOTAL LIABILITIES	10,756,206	9,490,359

COMMITMENTS

SHAREHOLDERS’ EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	40,000	40,000
Additional paid-in capital	86,360	86,360
Retained earnings (restricted portion of $1,055,584 and $1,055,584 at September 30, 2009 and June 30, 2009, respectively)	22,411,827	19,291,210
Accumulated other comprehensive income	728,943	746,760
Total Shareholders’ Equity	23,267,130	20,164,330

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,023,336	$29,654,689

See accompanying notes to unaudited condensed consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008

REVENUES, NET	$5,126,875	$5,471,449

COST OF SALES	561,470	437,471
GROSS PROFIT	4,565,405	5,033,978

Selling expenses	15,733	85,193
Advertising expenses	-	914,171
General and administrative expenses	348,700	678,333

INCOME FROM OPERATIONS	4,200,972	3,356,281

Loss on disposal of fixed assets	(2,473)	-
Interest income (expense), net	266	(42)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	4,198,765	3,356,239

Income taxes	1,078,148	894,175

NET INCOME	3,120,617	2,462,064

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(17,817)	57,825

COMPREHENSIVE INCOME	$3,102,800	$2,519,889

NET INCOME PER SHARE
- BASIC AND DILUTED	$0.08	$0.06
WEIGHTED AVERAGE SHARES OUTSTANDING
- BASIC AND DILUTED	40,000,000	40,000,000

See accompanying notes to unaudited condensed consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,120,617	$2,462,064
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	218,567	100,788
Depreciation	36,342	30,823
Loss on disposal of fixed assets	2,473	-
Deferred taxes	(118,268)	(138,858)
Allowance for doubtful accounts	-	287,971
Changes in operating assets and liabilities:
Accounts receivable	6,327,857	(1,419,707)
Other receivables	(48,609)	3,506
Rental deposit	56,333	-
Prepayments and deposits	(10,689,494)	924,686
Accounts payable	(150,386)	9,492
Other payables and accrued liabilities	226,602	336,805
Taxes payable	1,192,117	1,052,251
Deferred revenue	-	(63,583)
Net cash provided by operating activities	174,151	3,586,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of software	(725,431)	-
Acquisition of fixed assets	(1,839)	(74,340)
Proceeds on disposal of fixed assets	1,755	-
Net cash used in investing activities	(725,515)	(74,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a director	-	88
Net cash provided by financing activities	-	88

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(551,364)	3,511,986
Effect of exchange rate changes on cash	(17,784)	57,317
Cash and cash equivalents, at beginning of the period	1,217,085	4,567,853
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$647,937	$8,137,156

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTION:
The Company transferred $6,981,952 from prepayment of software to software during the three months ended September 30, 2009.

See accompanying notes to unaudited condensed consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

1.           Organization and Principal Activities

China INSOnline Corp. (“CHIO”), formerly known as Dexterity Surgical, Inc. (“Dexterity Surgical”) was incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989.

CHIO and subsidiaries (collectively, the “Company”) is an Internet service and media company focusing on the People’s Republic of China (the “PRC”) insurance industry. With localized websites targeting Greater China, the Company primarily provides, through Beijing ZYTX Technology Co., Ltd (“ZYTX”), a network portal through its industry website, www.soobao.cn, to insurance companies, agents and consumers for advertising, online inquiry, news circulation, online transactions, statistic analysis and software development. The Company is also a licensed online motor vehicle, property and life insurance agent generating revenues through sales commissions from customers in the PRC

On October 28, 2008, Rise and Grow Limited (“Rise & Grow”) and ZYTX entered into a Share Purchase Agreement pursuant to which Rise & Grow acquired 100% ownership of Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC, through ZYTX to act as legal owner in China.  GHIA is an insurance agent company which operates in the PRC.  The consideration was US$5,846,244 (RMB$40,000,000) in cash.  This share purchase transaction resulted in Rise & Grow obtaining 100% of the voting and beneficial interest in GHIA.

On April 2, 2009, Zhi Bao Da Tong (Beijing) Technology Co., Ltd changed its name into New Fortune Associate (Beijing) Information Technology Co., Ltd. (“NFA”).

In July 2009, the Financial Accounting Standards Board (“FASB”) launched the “FASB Accounting Standards Codification” (the “ASC”) as the single source of authoritative nongovernmental U.S. GAAP.  The FASB ASC did not change current U.S. GAAP, but simplified user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents were superseded and all other accounting literature not included in the FASB ASC is now considered nonauthoritative.  The FASB ASC was effective for the Company’s financial statements for the quarter ended September 30, 2009.  The adoption of the FASB ASC did not have an impact on the Company’s consolidated financial statement.

2.           Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

3.           Principles of Consolidation

The consolidated financial statements included the accounts of CHIO and the following subsidiaries:

a)	Rise & Grow – 100% subsidiary of CHIO;

b)	NFA – 100% subsidiary of Rise & Grow;

c)
ZYTX – a Variable Interest Entity (“VIE”) of NFA.  It does this by controlling ZYTX, through an Exclusive Technical Consulting and Service Agreement (the “Consulting Agreement”) and related transaction documents dated as of September 28, 2007 (collectively, the “Service Agreements”).

According to the Consulting Agreement, NFA has the exclusive right to provide technical consulting and other services to ZYTX, effectively restricting and controlling the operations of ZYTX.  Pursuant to Clause 1.3 of the Consulting Agreement, NFA, “shall be the sole and exclusive owner of all right, title and interests to any and all intellectual property rights arising from the performance of this Agreement (including but not limited to, copyrights, patent, know-how, commercial secrets and others), no matter whether it is developed by NFA or by ZYTX based on NFA’s intellectual property rights.”  Thus, NFA could substantially, solely and exclusively possess all intellectual property of ZYTX which comprise the core value and assets of ZYTX (ultimately, solely and exclusively possessed by the Company); and

d)	GHIA – 100% subsidiary of Rise & Grow through ZYTX to act as legal owner in China.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The Company adopted Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements) on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$647,937	$647,937	-	-

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

4.           Summary of Significant Accounting Policies (Continued)

(d)           Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

(e)           Revenue Recognition

Advertising

Advertising revenues are derived mainly from online advertising arrangements, which allow advertisers to place advertisements on particular areas of the Company’s web sites, in particular formats and over particular periods of time.  Such arrangements have generally included some combination of the following: website construction service, web site advertising and website maintenance services.  In accordance with ASC 605-25, Multiple-Element Arrangement (formerly Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables), advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value for revenue recognition purposes, when possible.

The details of revenue recognition of each type of advertising revenues are illustrated below:

•
Website construction service, which is usually included in new advertising contract, mainly consist fee for design and computer coding of the new web site.  The service fee is recognized when the web site is completed and wired in the server.

•	Website advertising is recognized ratably over the displayed period of the advertisement, which is typically one year.

•
Website maintenance service is providing technically support and maintenance for the customers’ web sites.  Such services are generally on contract basis with service period for one year.  Revenue is recognized ratably over the contact period.

Under the guidance of ASC 985-605, Software Revenue Recognition (formerly the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions), the Company determines vendor-specific objective evidence (“VOSE”) based on actual prices charged when the service is sold on a standalone basis.

Software Development

Software development revenue is recognized in accordance with ASC 985-605, when the outcome of a contract for software development can be estimated reliably, contract revenue and costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date, as measured by the proportion that costs incurred to date bear to estimated total costs for each contract.  When the outcome of a contract cannot be estimated reliably, contract costs are recognized as an expense in the period in which they are incurred. Contract revenue is recognized to the extent of contract costs incurred that it is probable will be recoverable.  Where it is probable that the total contract costs will exceed total contract revenue, the expected loss is recognized as an expense immediately.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

In accordance with ASC 605-50-25, Vendor’s Accounting for Consideration Given to a Customer, (formerly EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product), cash consideration given to customers or resellers, for which the Company does not receive a separately identifiable benefit or cannot reasonably estimate fair value, are accounted for as a reduction of revenue rather than as an expense.

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product.  For the three months ended September 30, 2009 and 2008, the Company recognized $29,675 and $67,190, respectively, as a reduction of revenue for the discount offered to its customers.

(f)           Foreign Currency Translation

The accompanying financial statements are presented in United States dollars.  The functional currencies of the Company are the Renminbi (“RMB”) and the Hong Kong Dollar (“HKD”).  The financial statements are translated into United States Dollars (“US$” or “$”) from RMB and US$ from HKD at years-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	September 30, 2009	June 30, 2009	September 30, 2008
Period/year end RMB: US$ exchange rate	6.8376	6.8319	6.8183
Period/year average RMB: US$ exchange rate	6.8411	6.8072	6.8390
Period/year end HKD: US$ exchange rate	7.7504	7.7501	7.7667
Period/year average HKD: US$ exchange rate	7.7510	7.7646	7.7970

(g)           Earnings Per Share

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

(h)           Goodwill

In accordance with ASC 805, Business Combination (formerly SFAS No.141, Business Combination), the total purchase price in a business combination is allocated to their fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values at the acquisition date, being recorded as goodwill. In accordance with ASC 350, Intangibles – Goodwill and Other (formerly SFAS No.142, Goodwill and Other Intangible Assets), goodwill is not amortized. Instead, it is tested for impairment on an accrual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. For the three months ended September 30, 2009, the Company did not identify any potential impairment related to its goodwill.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

5.           Recent Accounting Pronouncements

In December 2007, ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51) changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  The adoption of ASC 810-10-65 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB approved ASC 820-10-65-4 (formerly FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment).

ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption.

In March 2008, the FASB issued ASC 815, Derivative and Hedging, (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities), which expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  The adoption of ASC 815 did not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued ASC 815-10-65-3, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (formerly EITF No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock), which is effective for fiscal years beginning after December 15, 2008. ASC 815-10-65-3 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under ASC 815, Derivatives and Hedging (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities).  ASC 815-10-65-3 was effective for the financial statements issued for fiscal years beginning after December 15, 2009.  The Company adopted ASC 815-10-65-3 and determined that no balance sheet reclassifications were necessary.

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments, (formerly FSP FAS 107-1 and ABP 28-1, Interim Disclosures about Fair Value of Financial Instruments), which requires disclosures about fair value of financial instruments in interim and annual reporting periods. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 320-10-65-1, Recognition and Presentation of Other-Than-Temporary Impairments (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to modify the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The adoption of ASC 320-10-65-1 did not have a material impact on the Company’s consolidated financial statements.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

5.           Recent Accounting Pronouncements (Continued)

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS 165, Subsequent Events), which establishes accounting and disclosure requirements for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 requires disclosure of the date through which the Company has evaluated subsequent events for recognition or disclosure. ASC 855 also requires events that provide additional evidence about conditions that existed at the date of the balance sheet and the related estimates to be recognized in the financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before the financial statements are issued or available to be issued should not be recognized, but should be disclosed if material. The adoption of ASC 855 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. FAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and is not anticipated to have any material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the adoption of FAS 167.  This recently issued but not yet enacted accounting standard has not been codified by the FASB.  See Note 1.

6.           Prepayments and Deposits

Prepayments represent the followings:

	September 30, 2009	June 30, 2009
	(Unaudited)
Electronic products	$16,072,891	$5,386,497
Financial consultant	30,000	30,000
Rents	15,451	12,351
	$16,118,342	$5,428,848

On October 15, 2009, the Company amended an agreement for the purchase of electronic products for the promotion of the insurance agency business amounting to $16,818,767 (RMB115,000,000).  For the period ended September 30, 2009, the Company made a 96% prepayment for the products of $16,072,891 (RMB109,900,000). The electronic products will be sold together with the Company’s insurance package and will be inventoried upon receipt and charged to cost of goods sold upon sale. Also see Note 10.

Prepaid rents represent rents prepaid to landlords, for the period from one to eleven months in accordance with the operating lease agreement, for the offices of the Company.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

7.           Fixed Assets

Fixed assets consist of the following:
	September 30, 2009	June 30, 2009
	(Unaudited)
At cost:
Leasehold improvement	$43,775	$88,528
Furniture and fixtures	5,289	3,450
Computers and equipment	116,147	121,266
Motor vehicles	129,058	129,094
	294,269	342,338
Less: Accumulated depreciation
Leasehold improvement	43,775	64,254
Furniture and fixtures	950	672
Computers and equipment	38,446	35,381
Motor vehicles	37,276	29,440
	120,447	129,747
Fixed assets, net	$173,822	$212,591

Depreciation expense for the periods ended September 30, 2009 and 2008 was $36,342 and $30,823, respectively.

8.           Software

Software consists of the following:
	September 30, 2009	June 30, 2009
	(Unaudited)
Cost	$11,253,024	$3,545,641
Less: Accumulated amortization	801,072	582,505
Software, net	$10,451,952	$2,963,136

Amortization expense for the periods ended September 30, 2009 and 2008 was $218,567 and $100,788, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ending June 30,	Amount
2010	$1,205,947
2011	1,607,929
2012	1,607,929
2013	1,607,929
2014	1,607,929
Thereafter	2,814,289
Total	$10,451,952

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

9.           Taxes

(a)           Corporation Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income taxes for the three months ended September 30, 2009 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.  Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for NFA, the wholly owned subsidiary, is 25%.

Of the $7,452,187 of income taxes payable at September 30, 2009, $7,445,908 represents the amount of income taxes payable by NFA.  Of the $7,445,908 of income taxes payable, $4,508,167 was due on April 30, 2009 and $2,937,741 is due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of CIT due on April 30, 2009 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered as a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008.  Starting from January 1, 2009, the CIT rate of ZYTX is 15%.  ZYTX is exempted from CIT for the six months period from July 1, 2008 to December 31, 2008 and for 15% for the nine months period from January 1, 2009 to September 30, 2009.  For the three months ended September 30, 2009, the CIT for ZYTX was $0 as ZYTX has transferred all its net income to its primary beneficiary, NFA.

The applicable CIT rate for GHIA is 25%.  For the three months ended September 30, 2009, the CIT for GHIA was $6,279, which should be payable on April 30, 2010.

Some of the tax concession granted to eligible companies prior to the new CIT law is grand fathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of September 30, 2009 and June 30, 2009 based on the current applicable tax rate and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimates.

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 16.5% for the period ended September 30, 2009 and the year ended June 30, 2009. As Rise & Grow has no assessable profits for the three months ended September 30, 2009 and the year ended June 30, 2009, no provision for profits tax has been made.

Computed “expected” expense of the Company was calculated using 25% income tax rate for the three months ended September 30, 2009 and 2008, respectively.

Income tax expense is summarized as follows:
	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Computed “expected” expense	$1,049,691	$839,060
Effect on tax rate changes on deferred taxes	6,431	-
Permanent differences	22,026	55,115
Income tax expense	$1,078,148	$894,175

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

9.           Taxes (Continued)

(a)           Corporation Income Tax (“CIT”) (Continued)

Provision for income tax expense is summarized as follows:
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Current	$1,189,919	$1,031,117
Deferred	(111,771)	(136,942)
Income tax expense	$1,078,148	$894,175

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:
	September 30, 2009	June 30, 2009
	(Unaudited)
Deferred tax assets:
Social welfare expenses	$39,660	$39,693
Consumable expenses	2,791	6,271
Discounts allowed	1,488	1,490
Business tax	424,507	358,915
Allowance for doubtful accounts	3,942	3,945
Tax loss	63,261	56,500
Amortization	1,006	-
Depreciation	705	-
Others	14	14
Total current deferred tax assets	537,374	466,828

Amortization	106,770	56,727
Depreciation	3,918	8,720
Total long-term deferred tax assets	110,688	65,447

Total deferred tax assets	648,062	532,275

Deferred tax liabilities:
Commission income	5,445	5,449
Rental income	21,035	21,053
Disposal income	-	38,786
Consultancy fee	4,505	4,509
Amortization	57,092	18,997
Depreciation	-	1,764
Others	86	86
Total current deferred tax liabilities	88,163	90,644

Amortization	-	-
Depreciation	-	-
Total long-term deferred tax liabilities	-	-

Total deferred tax liabilities	88,163	90,644

Net deferred tax assets	$559,899	$441,631

The Company adopted ASC 740, Income Tax (formerly FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109), on January 1, 2007. The Company did not have any material unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing ASC 740.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

9.           Taxes (Continued)

(b)	Business Tax

Pursuant to the relevant PRC tax laws, the Company is subject to business tax at 5% of gross sales, excluding software development income.  For the three months ended September 30, 2009 and 2008, the Company incurred a total business tax of $302,709 and $398,009, respectively, which is included in the cost of sales in the accompanying condensed consolidated statement of operations and comprehensive income.

The business tax payable balance of $2,358,347 and $2,097,456 at September 30, 2009 and June 30, 2009, respectively, are included in other payables and accrued liabilities in the accompanying condensed consolidated balance sheets.  Of the $2,358,347 of business tax payable at September 30, 2009, $1,495,788 was due on April 30, 2009 and $862,559 is due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of business tax which was due on April 30, 2009 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

10.           Commitments

(a)           Lease Commitments

The Company occupies office spaces leased from third parties.  For the three months ended September 30, 2009 and 2008, the Company recognized $28,988 and $71,500 as rental expense for these spaces, respectively.  As of September 30, 2009, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Period Ending September 30,	Amount

2010	$85,529
2011	90,916
2012	7,576
184,021

(b)           Purchase of Electronic Products

As of September 30, 2009, the Company has outstanding commitments of $745,876 (RMB5,100,000) with respect to the purchase of electronic products of $16,818,767 (RMB115,000,000) due within one year as follows:

Payment Due Dates	Amount

On or before January 20, 2010	$14,625
On or before April 20, 2010	731,251
$745,876

Expected Product Delivery Dates	Units

February 20, 2010	20,000
April 20, 2010	20,000
May 20, 2010	17,500
57,500

Also see Note 6.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

11.           Certain Risks and Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company had $638,232 and $1,207,171 in bank deposits in the banks in China, which constitutes about 98.5% and 99.9% of its total cash and cash equivalents as of September 30, 2009 and June 30, 2009, respectively.  Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests.  However, China promulgated a new bankruptcy law in August 2006 which came into effect on June 1, 2007.  The new bankruptcy law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks.  Under the new bankruptcy law, a Chinese bank may go bankrupt.  In addition, since China’s accession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of RMB businesses to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased.  In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents of online insurance advertising. As of September 30, 2009 and June 30, 2009, approximately 27% and 15% accounted for software development and 72% and 84% for online insurance advertising, respectively.  Regarding the Company’s online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the three months ended September 30, 2009 and year ended June 30, 2009.

The concentration of sales for the three months ended September 30, 2009 and 2008, and accounts receivable at September 30, 2009 and June 30, 2009 are summarized as follows:

	Sales		Accounts Receivable
	September 30, 2009	September 30, 2008	September 30, 2009	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Software Development
Company A	85%	-	-	-
Company B	-	25%	-	-
Company C	-	-	-	10%
Company D	-	-	27%	5%
Company E	-	10%	-	-
	85%	35%	27%	15%

Online Insurance Advertising	14%	64%	72%	84%

Insurance Agency	1%	1%	1%	1%

Total	100%	100%	100%	100%

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

12.           Segment Information

Based on criteria established by ASC 280, Segment Reporting, (formerly SFAS 131, Disclosures about Segments of an Enterprise and Related Information), the Company operates three business segments for the three months ended September 30, 2009 and 2008, which are software development, online insurance advertising and insurance agency within the PRC.  The following is the summary information by segment as of and for the three months ended September 30, 2009 and 2008:

	Software Development	Online Insurance Advertising	Insurance Agency	Administra-tion	Total
Three Months Ended September 30, 2009
Revenue, net	$4,356,025	$757,926	$12,924	$-	$5,126,875
Cost of sales	36,096	121,387	145,307	258,680	561,470
Gross profit (loss)	$4,319,929	$636,539	$(132,383)	$(258,680)	$4,565,405
September 30, 2009
Long-lived assets	$38,940	$1,744,819	$13,228,876	$219,374	$15,232,009
Current assets	$394,875	$1,027,577	$16,147,778	$1,221,097	$18,791,327

Three Months Ended September 30, 2008
Revenue, net	$1,919,196	$3,549,431	$2,822	$-	$5,471,449
Cost of sales	29,086	205,396	3,943	199,046	437,471
Gross profit (loss)	$1,890,110	$3,344,035	$(1,121)	$(199,046)	$5,033,978
June 30, 2009
Long-lived assets	$53,592	$1,817,578	$12,648,168	$255,668	$14,775,006
Current assets	$1,214,889	$6,528,069	$92,470	$7,044,255	$14,879,683

13.         Subsequent Event

In preparing the unaudited condensed consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through November 13, 2009, the date the unaudited condensed financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following is our management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes” “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

The following is disclosure regarding CHIO, Rise & Grow and the wholly-owned operating subsidiary of Rise & Grow, New Fortune Associate (Beijing) Information Technology Co., Ltd. (formerly known as Zhi Bao Da Tong (Beijing) Technology Co. Ltd. and hereinafter, “NFA”), a company formed under the laws of the People’s Republic of China (the “PRC”) and doing business in the PRC.  Since the Closing Date, the operations of Rise & Grow, through its operating subsidiary, NFA, are the only operations of CHIO.

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

Organizational Structure of Rise & Grow, NFA, ZYTX and GHIA

Rise & Grow was formed on February 10, 2006 as a Hong Kong limited company. NFA was established and incorporated by Rise & Grow and commenced business on September 6, 2007. Rise & Grow’s sole business is to act as a holding company for NFA. NFA was formed by Rise & Grow for the purpose of developing computer and network software and related products and to promote the development of high-tech industries in the field of Chinese information technology. It does this by controlling, through an Exclusive Technical Consulting and Service Agreement and related transaction documents dated as of September 28, 2007 (collectively, the “Service Agreements”), Beijing Zhi Yuan Tian Xia Technology Co., Ltd. (“ZYTX”), a limited liability company duly established on October 8, 2006 and validly existing under the PRC.

Pursuant to the Service Agreements, NFA shall provide on-going technical services and other services to ZYTX in exchange for substantially all net income of ZYTX. In addition, Mr. Zhenyu Wang and Ms. Junjun Xu have pledged all of their shares in ZYTX to NFA, representing one hundred percent (100%) of the total issued and outstanding capital stock of ZYTX, as collateral for non-payment under the Service Agreements or for fees on technical and other services due to us thereunder. We have the power to appoint all directors and senior management personnel of ZYTX. Currently, ZYTX is sixty percent (60%) owned by Mr. Zhenyu Wang, CHIO’s Chairman of the Board, and forty percent (40%) owned by Junjun Xu, CHIO’s Chief Executive Officer and a director.

On October 28, 2008, Rise & Grow and ZYTX entered into a Share Purchase Agreement pursuant to which Rise & Grow acquired 100% ownership of Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC, through ZYTX to act as legal owner in China.  GHIA is an insurance agent company which operates in the PRC.  The consideration was US$5,846,244 (RMB$40,000,000) in cash.  This share purchase transaction resulted in Rise & Grow obtaining 100% of the voting and beneficial interest in GHIA.

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

ZYTX was originally founded with goal of raising the national insurance consciousness and reducing the cost on national security in China by constructing and maintaining its network portal (www.soobao.cn) in order to integrate and optimize business flow during the course of insurance sales and related client services. From incorporation through the end of September 30, 2009, ZYTX was primarily engaged in institutional preparation and prior-period business development. Thereafter, through trial implementation of www.soobao.cn, ZYTX’s products and services received favorable reviews and recognition in the Chinese insurance industry. ZYTX strengthened its technical research and development and expanded its product line after collecting suggestions from clients. In April 2007, www.soobao.cn was formally put into use. For the three months ended September 30, 2009 and 2008, the Company generated net revenues of $5,126,875 and $5,471,449, respectively.

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

On September 28, 2007, NFA signed the following Service Agreements with ZYTX and its stockholders:

•
Exclusive Technology Consultation Service Agreement, by and between ZYTX and NFA, through which NFA will provide, exclusively for both parties, technology consultation services to the Company and receive payments periodically;

•
Exclusive Equity Interest Purchase Agreements, by and between each of ZYTX’s stockholders and NFA, through which NFA is entitled to exclusively purchase all of the outstanding shares of capital stock of ZYTX from its current stockholders upon certain terms and conditions, especially upon it is allowable under the PRC laws and regulations;

•
Equity Interest Pledge Agreements, by and between each of ZYTX’s stockholders and NFA, through which the current stockholders of ZYTX have pledged all their respective shares in ZYTX to NFA. These Equity Interest Pledge Agreements guarantee the cash-flow payments under the Exclusive Technology Consultation Service Agreement; and

•	Powers of Attorney, executed by each of the ZYTX’s stockholders, through which NFA is entitled to perform the equity right of ZYTX’s stockholders.

Powers of Attorney were also executed by the two (2) owners of ZYTX empowering NFA to act on their behalf, and NFA has the full authority to perform all of the rights bestowed upon them as a shareholder of ZYTX and control over said equity interests in ZYTX.  These rights include: (i) the right to attend shareholder meetings, (ii) signatory authority for shareholder resolutions, (iii) the performance of all rights as a shareholder, including voting rights and the right to partially or wholly transfer, assign or pledge the equity interest in ZYTX, (v) a right to appoint legal representatives, board members, executive directors and other senior management officers, (vi) the right to execute and perform the obligations of a certain Transfer Agreement referenced in the Equity Purchase Agreements, (vii) the right to transfer, allocate, or use the dividends-in-cash and other non cash income as directed by ZYTX, (viii) the right to perform all the necessary rights incurred from ZYTX’s equity interest and (ix) the right to re-consign all the matters and rights under the Powers of Attorney to any other individual(s) or other legal person(s).

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, a Variable Interest Entity (a “VIE”) is to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. After executing the above agreements, ZYTX is now considered a VIE and NFA its primary beneficiary.

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

On April 2, 2009, Zhi Bao Da Tong (Beijing) Technology Co., Ltd changed its name into New Fortune Associate (Beijing) Information Technology Co., Ltd.

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

With respect to network promotion, we plan to set “hot-spot” key words for price competition of the relevant industries in popular search engines and release advertisements in the relevant columns of large portal websites. With respect to traditional media, we plan to launch an integrated vertical promotion campaign by means of LCD televisions installed in office buildings, elevator advertisements, public buses, radio stations and airplane media so as to popularize the www.soobao.cn  brand.

Technical Development Plan

Our technical development plan consists of (a) developing applications of new technologies aimed at the network portal to meet the clients’ demand in online transactions, member score accumulation and other new functions, (b) building a two-way bridge for insurance providers and customers based on development and application of our insurance portal website (www.soobao.cn) while taking advantage of the Internet platform to connect traditional sales and marketing with e-commerce, (c) technical development aimed at comprehensive solutions in the Internet application field for insurance companies and insurance agencies, (d) the introduction of and continued R&D of a comprehensive life insurance real-time quotation system whereby all life insurance products may be thoroughly compared under certain scientific and quantifiable factors and (e) the introduction and continued R&D of an insurance statistical and data analysis system that can analyze a present and prospective customer’s “hot-points” of insurance through analyzing a large number of effective clicks.

Products and Services Plan

The Company intends to focus on its products and services in the following areas:

•
With respect to the Company’s motor vehicle insurance sales business, the Company plans to provide motor vehicle-owners with more value-added services following the purchase of motor vehicle insurance and the Company plans to improve its membership club programs in the area of motor vehicle insurance; and

•
The Company plans to gradually grow its property insurance and life insurance business as an insurance agent by utilizing third-party insurance brokers and by choosing cost-effective products. With online product optimization and the ability to compare products online in real-time, the Company will be able to choose more suitable insurance, enhance customer insurance purchasing efficiency and reduce costs.

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

The Company adopted Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 establishes three levels of inputs that may be used to measure fair value:

•	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

•
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

•	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$647,937	$647,937	-	-

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity of three (3) months or less to be cash equivalents.

Revenue Recognition

Advertising

Advertising revenues are derived mainly from online advertising arrangements, which allow advertisers to place advertisements on particular areas of the Company’s websites, in particular formats and over particular periods of time.  Such arrangements have generally included some combination of the following: website construction services, website advertising and website maintenance services.  In accordance with ASC 605-25, Multiple-Element Arrangement (formerly Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables), advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value for revenue recognition purposes, when possible.

The details of revenue recognition of each type of advertising revenues are illustrated below:

•
Website construction services, which are usually included in new advertising contracts, mainly consist of fees for design and computer coding of the new website.  The service fee is recognized when the website is completed and wired in the server.

•	Website advertising is recognized ratably over the displayed period of the advertisement, which is typically one year.

•
Website maintenance service is providing technically support and maintenance for the customers’ websites.  Such services are generally on contract basis with service period for one year.  Revenue is recognized ratably over the contact period.

Under the guidance of ASC 985-605 Software Revenue Recognition (formerly the Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions), the Company determines vendor-specific objective evidence (“VOSE”) based on actual prices charged when the service is sold on a standalone basis.

Software Development

Software development revenue is recognized in accordance with ASC985-605, when the outcome of a contract for software development can be estimated reliably, contract revenue and costs are charged to the income statement by reference to the stage of completion of the contract activity at the balance sheet date, as measured by the proportion that costs incurred to date bear to estimated total costs for each contract.  When the outcome of a contract cannot be estimated reliably, contract costs are recognized as an expense in the period in which they are incurred. Contract revenue is recognized to the extent of contract costs incurred that it is probable will be recoverable.  Where it is probable that the total contract costs will exceed total contract revenue, the expected loss is recognized as an expense immediately.

Insurance Commissions

Insurance revenues, net of discounts, represent commissions earned from performing agency-related services. Insurance commissions are recognized at the later of the date when the customer is initially billed or the insurance policy effective date.

In accordance with ASC 605-50-25, Vendor’s Accounting for Consideration Given to a Customer, (formerly EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product), cash consideration given to customers or resellers, for which the Company does not receive a separately identifiable benefit or cannot reasonably estimate fair value, are accounted for as a reduction of revenue rather than as an expense.

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product.  For the three (3) months ended September 30, 2009 and 2008, the Company recognized $29,675 and $67,190, respectively, as a reduction of revenue for the discount offered to its customers.

Foreign Currency Translation

The accompanying financial statements are presented in United States dollars.  The functional currencies of the Company are the Renminbi (“RMB”) and the Hong Kong Dollar (“HKD”).  The financial statements are translated into United States Dollars (“US$” or “$”) from RMB and US$ from HKD at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	September 30, 2009	June 30, 2009	September 30, 2008
Period/year end RMB: US$ exchange rate	6.8376	6.8319	6.8183

Period/year average RMB: US$ exchange rate	6.8411	6.8072	6.8390

Period/year end HKD: US$ exchange rate	7.7504	7.7501	7.7667

Period/year average HKD: US$ exchange rate	7.7510	7.7646	7.7970

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

Goodwill

In accordance with ASC 805, Business Combination (formerly SFAS No.141, Business Combination), the total purchase price in a business combination is allocated to their fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values at the acquisition date being recorded as goodwill. In accordance with ASC 350, Intangibles – Goodwill and Other (formerly SFAS No.142, Goodwill and Other Intangible Assets), goodwill is not amortized. Instead, it is tested for impairment on an accrual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. For the three (3) months ended September 30, 2009, the Company did not identify any potential impairment related to its goodwill.

Recent Accounting Pronouncements

In December 2007, ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51) changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  The adoption of ASC 810-10-65 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB approved ASC 820-10-65-4 (formerly FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment).

ASC 820-10-65-4 provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption.

In March 2008, the FASB issued ASC 815, Derivative and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities), which expands disclosures to include information about the fair value of derivatives, related credit risks and a company’s strategies and objectives for using derivatives.  The adoption of ASC 815 did not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued ASC 815-10-65-3, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (formerly EITF No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock), which is effective for fiscal years beginning after December 15, 2008. ASC 815-10-65-3 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under ASC 815, Derivatives and Hedging (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities).  ASC 815-10-65-3 was effective for the financial statements issued for fiscal years beginning after December 15, 2009.  The Company adopted ASC 815-10-65-3 and determined that no balance sheet reclassifications were necessary.

In April 2009, the FASB issued ASC 825-10-65, (formerly FSP FAS 107-1 and ABP 28-1, Interim Disclosures about Fair Value of Financial Instruments), which requires disclosures about fair value of financial instruments in interim and annual reporting periods. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 320-10-65-1, Recognition and Presentation of Other-Than-Temporary Impairments (formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to modify the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The adoption of ASC 320-10-65-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS 165, Subsequent Events), which establishes accounting and disclosure requirements for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 requires disclosure of the date through which the Company has evaluated subsequent events for recognition or disclosure. ASC 855 also requires events that provide additional evidence about conditions that existed at the date of the balance sheet and the related estimates to be recognized in the financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before the financial statements are issued or available to be issued should not be recognized, but should be disclosed if material. The adoption of ASC 855 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends FASB 46(R) to require an enterprise to perform an analysis and ongoing reassessments to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity and amends certain guidance for determining whether an entity is a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprises involvement in a variable interest entity. FAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim reporting periods after that and is not anticipated to have any material impact on the Company’s consolidated financial statements.  This recently issued but not yet enacted accounting standard has not been codified by the FASB.

Results of Operations For the Three (3) Months Ended September 30, 2009 Compared To the Three (3) Months Ended September 30, 2008

Our operating results are presented on a condensed consolidated basis for the three (3) months ended September 30, 2009, as compared to the three (3) months ended September 30, 2008.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three (3) months ended September 30, 2009 and 2008:

	2009		2008		Variance

REVENUES	$5,156,550	101%	$5,538,639	101%	$(382,089)	(7)%
DISCOUNTS ALLOWED	29,675	1%	67,190	1%	(37,515)	(56)%
REVENUES, NET	5,126,875	100%	5,471,449	100%	(344,574)	(6)%
COST OF SALES	561,470	11%	437,471	8%	123,999	28%
GROSS PROFIT	4,565,405	89%	5,033,978	92%	(468,573)	(9)%
Selling expenses	15,733	0%	85,193	2%	(69,460)	(82%
Advertising expenses	-	0%	914,171	17%	(914,171)	(100)%
General and administrative expenses	348,700	7%	678,333	12%	(329,633)	(49)%
OPERATING INCOME	4,200,972	82%	3,356,281	61%	844,691	25%
Interest income(expenses), net	266	0%	(42)	0%	308	733%
Loss on disposal of fixed assets	2,473	0%	-	0%	2,473	100%
INCOME BEFORE TAXES	4,198,765	82%	3,356,239	61%	842,526	25%
Income tax	1,078,148	21%	894,175	16%	183,973	21%
NET INCOME	$3,120,617	61%	$2,462,064	45%	$658,553	27%

Revenues

The Company’s consolidated revenues were $5,156,550 for the three (3) months ended September 30, 2009, which represents a $382,089 or 7% decrease from $5,538,639 for the three (3) months ended September 30, 2008. This decrease was primarily the result of a decline in our online advertising income, offset by the increase in our software development income.

	2009		2008		Variance

Software development	$4,356,025	84%	$1,919,196	35%	$2,436,829	127%
Online insurance advertising	756,201	15%	3,549,431	64%	(2,793,230)	(79)%
Insurance agency	42,599	1%	70,012	1%	(27,413)	(39)%
Others	1,725	0%	-	0%	1,725	100%
Total Revenue	$5,156,550	100%	$5,538,639	100%	$(382,089)	(7)%

Online insurance advertising revenue decreased by 79%, or $2,793,230, to $756,201 during the three (3) months ended September 30, 2009 from $3,549,431 during the three (3) months ended September 30, 2008.  This decrease is due to the fact that insurance agents failed to renew their agreements with the Company to advertise on the Company’s website.

Software development projects increased during the three (3) months ended September 30, 2009 by $2,436,829, or 127%, compared to the three months (3) ended September 30, 2008.  This significant increase was primarily due to our newly developed software packages that were successfully delivered and tested by our customers during the three (3) months ended September 30, 2009.

Revenue from our insurance agency services during the three (3) months ended September 30, 2009 decreased by $27,413, or 39%, to $42,599 from $70,012 during the same period in 2008.  This decrease is mainly due to unfavorable market conditions.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) during the three (3) months ended September 30, 2009 increased by $123,999, or 28%, from $437,471 or 8% of our net revenues to $561,470 or 11% of net revenues.  This increase is primarily attributable to the significant increase in amortization of $218,567, or 100%, due to amortization of the application software for revenue earning activities that occurred during the three (3) months ended September 30, 2009.

	2009		2008		Variance

Business tax and levies	$302,709	54%	$398,009	90%	$(95,300)	(24)%
Salaries and allowances	21,293	4%	34,061	8%	(12,768)	(37)%
Depreciation	3,453	1%	2,328	1%	1,125	48%
Amortization	218,567	38%	-	0%	218,567	100%
Other	15,448	3%	3,073	1%	12,375	403%
Total Cost of Sales	$561,470	100%	$437,471	100%	$123,999	28%

Gross Profit

The Company’s consolidated gross profit during the three (3) months ended September 30, 2009 decreased by $468,573, or 9%, to $4,565,405 from $5,033,978 during the three (3) months ended September 30, 2008.  This decrease is attributable to the significant increase in amortization of our software system.

Selling Expenses

Selling expenses decreased by $69,460 or 82%, to $15,733 for the three (3) months ended September 30, 2009, as compared to $85,193 for the three (3) months ended September 30, 2008. This decrease is primarily attributable to our efforts of reducing operating costs and reducing employee headcount in order to maintain our competitiveness in a turbulent market.

	2009		2008		Variance

Salaries and allowances	$14,815	94%	$70,611	83%	$(55,796)	(79)%
Depreciation	742	5%	1,172	1%	(430)	(37)%
Office expenses	146	1%	5,267	6%	(5,121)	(97)%
Other	30	0%	8,143	10%	(8,113)	(100)%
	$15,733	100%	$85,193	100%	$(69,460)	(82)%

Salaries and allowances were a major component of selling expenses for the three (3) months ended September 30, 2009 and they decreased by $55,796, or 79%, to $14,815 from $70,611 for the three months ended September 30, 2008.  This decrease is attributable to our efforts to reduce our operating costs and reduce employee headcount in order to maintain our competitiveness in a turbulent market.

Advertising Expenses

No advertising and promotion expenses were incurred during the three (3) months ended September 30, 2009, as compared to $914,171, or 17% of our net revenue, during the three (3) months ended September 30, 2008. This 100% decrease is attributable to the suspension of our advertising and promotion campaign during the three (3) months ended September 30, 2009 in light of the global financial crisis and our belief that such campaign would not have yielded the improved sales.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $348,700, or 7% of our net revenues, during the three (3) months ended September 30, 2009 as compared to $678,333, or 12% of our net revenues, during the three (3) months ended September 30, 2008. This decrease is mainly attributable to the decrease of amortization of our software system, which was classified into COS during the three (3) months ended September 30, 2009, and the decrease in the allowance for doubtful accounts.

	2009		2008		Variance

Salaries and allowances	$57,121	16%	$61,412	9%	$(4,291)	(7)%
Rental	28,988	9%	70,827	10%	(41,839)	(59)%
Building management fee	-	0%	10,566	2%	(10,566)	(100)%
Depreciation	32,147	9%	27,323	4%	4,824	18%
Amortization	-	0%	100,788	15%	(100,788)	(100)%
Travel & accommodations	106,293	30%	65,326	10%	40,967	63%
Legal & professional fees	7,001	2%	5,849	1%	1,152	20%
Allowance for doubtful accounts	-	0%	287,971	42%	(287,971)	(100)%
Other	117,150	34%	48,271	7%	68,879	143%
	$348,700	100%	$678,333	100%	$(329,633)	(49)%

Travel and accommodations have been a major component of our G&A expenses, representing 30% and 10% of our total G&A expenses during the three (3) months ended September 30, 2009 and 2008, respectively.  Travel and accommodations increased by $40,967, or 63%, during the three (3) months ended September 30, 2009.  This increase was due to the increase in travel to and from the United States by our management for investor relations activities.

Rental expense also decreased by $41,839, or 59%, to $28,988 during the three (3) months ended September 30, 2009 from $70,827 during the same period in 2008.  This decrease is attributable to the reduction in rent for office space in the Beijing area.

There was an allowance for doubtful accounts of $0 and $287,971 during the three (3) months ended September 30, 2009 and 2008, respectively.

Interest Income (Expense), Net

Net interest income during the three (3) months ended September 30, 2009 was $266, which represents a $308 or 733% increase from $42 of net interest expenses during the three (3) months ended September 30, 2008.

Income Taxes

Income taxes during the three (3) months ended September 30, 2009 increased by $183,973, or 21%, to $1,078,148 from $894,175 during the three (3) months ended September 30, 2008.  This increase is attributable to the increase in operating income of our subsidiary NFA, which was subject to a CIT rate of 25%, and our subsidiary ZYTX, which was subject to a CIT rate of 15%, during the three (3) months ended September 30, 2009.

Net Income

Net income for the three (3) months ended September 30, 2009 increased by $658,553, or 27%, to $3,120,617 from $2,462,064 for the three (3) months ended September 30, 2008. This increase is attributable to the increase in software development revenue of $2,436,829 for the three (3) months ended September 30, 2009.

Results by Segment

The Company determined that there were three (3) reportable business segments during the three (3) months ended September 30, 2009 and 2008 within the PRC, which are software development, online insurance advertising and insurance agency.  Each segment is described below.

Software Development

	2009		2008		Variance

Revenues, net	$4,356,025	100%	$1,919,196	100%	$2,436,829	127%
COS	36,096	1%	29,086	2%	7,010	24%
Gross profit	$4,319,929	99%	$1,890,110	98%	$2,429,819	129%

Revenues from software development during the three (3) months ended September 30, 2009 increased by $2,436,829, or 127%, to $4,356,025 from $1,919,196 during the three (3) months ended September 30, 2008.  This increase is attributable to the completion of five (5) projects during the three (3) months ended September 30, 2009.

Gross profit during the three (3) months ended September 30, 2009 increased by $2,429,819 as a result of our increase in revenue.  Details of COS are summarized as below:

	2009		2008		Variance

Salaries and allowances	$21,293	59%	$23,818	81%	$(2,525)	(11)%
Depreciation	2,259	6%	2,195	8%	64	3%
Other	12,544	35%	3,073	11%	9,471	308%
	$36,096	100%	$29,086	100%	$7,010	24%

Similar to the three (3) months ended September 30, 2008, salaries and allowances were major components of COS for software development income during the three (3) months ended September 30, 2009.  Salaries and allowances decreased by $2,525, or 11%, to $21,293 during the three (3) months ended September 30, 2009 as compared to $23,818 during the three (3) months ended September 30, 2008.

Our Software Development segment is the only segment not subject to business tax and levies under existing PRC tax laws.  As a result, no business tax and levy expenses were incurred during the three (3) months ended September 30, 2009 and 2008.

Online Insurance Advertising

	2009		2008		Variance

Revenues, net	$757,926	100%	$3,549,431	100%	$(2,791,505)	(79)%
COS	121,387	16%	205,396	6%	(84,009)	(41)%
Gross profit	$636,539	84%	$3,344,035	94%	$(2,707,496)	(81)%

Revenues from our online insurance advertising segment during the three (3) months ended September 30, 2009 decreased by $2,791,505, or 79%, to $757,926 from $3,549,431 during the three (3) months ended September 30, 2008.  This decrease is due to the fact that insurance agents failed to renew their agreements with the Company to advertise on the Company’s website.

The Company maintained stable COS and GP ratios during September 30, 2009 and 2008.

	2009		2008		Variance

Business tax and levies	$41,591	35%	$195,219	96%	$(153,628)	(79)%
Salaries and allowances	-	0%	10,044	4%	(10,044)	(100)%
Depreciation	1,194	1%	133	0%	1,061	798%
Amortization	75,698	62%	-	0%	75,698	100%
Other	2,904	2%	-	0%	2,904	100%
	$121,387	100%	$205,396	100%	$(84,009)	(41)%

Amortization was the major component of COS for online advertising income during the three (3) months ended September 30, 2009, which increased by $75,698, or 100%, to $75,698 as compared with $0 during the three (3) months ended September 30, 2008.

Insurance Agency

	2009		2008		Variance

Revenues	$42,599	330%	$70,012	2481%	$(27,413)	(39)%
Discounts allowed	29,675	230%	67,190	2381%	(37,515)	(56)%
Revenues, net	12,924	100%	2,822	100%	10,102	358%
COS	145,307	1124%	3,943	140%	141,364	3585%
Gross loss	$(132,383)	(1024)%	$(1,121)	(40)%	$(131,262)	11709%

Our insurance agency revenue for the three (3) months ended September 30, 2009 decreased by $27,413, or 39%, to $42,599 from $70,012 during the three (3) months ended September 30, 2008.  This decrease is attributable to the turbulence of the insurance agency market.

Revenue from our insurance agency business has been subject to business tax and levies during the three (3) months ended September 30, 2009 and 2008.  The COS mainly consists of business tax and levies of 5.5% of gross revenue, net of returned commissions for cancelled policies, amounting to $2,438 for the three (3) months ended September 30, 2009, compared with $3,744 for the three (3) months ended September 30, 2008.

As the income from our insurance agency business has developed, the COS and GP ratios for both the three (3) months ended September 30, 2009 and 2008 fluctuated.

	2009		2008		Variance

Business tax and levies	$2,438	2%	$3,744	95%	$(1,306)	(35)%
Salaries and allowances	-	0%	199	5%	(199)	(100)%
Amortization	142,869	98%	-	0%	142,869	100%
	$145,307	100%	$3,943	100%	$141,364	3585%

Except for business tax and levies, amortization was a major component of COS for the three (3) months ended September 30, 2009.  As we commenced our usage of our new application software, amortization on such software was charged to COS.

Administration
	2009		2008		Variance

Revenue	$-	0%	$-	0%	$-	0%
COS	258,680	100%	199,046	100%	59,634	30%
Gross loss	$(258,680)	100%	$(199,046)	100%	$(59,634)	30%

Administration revenue represented the inter-company service income from ZYTX to NFA, which was eliminated in consolidation.  Under relevant PRC tax laws, service income of NFA was subject to business tax and levies of 5.5% on revenue, which was recognized as a COS of administration.

Material Commitments

Lease Commitments

The Company occupies office space which it leases from third parties.  During the period ended September 30, 2009 and 2008, the Company recognized $28,988 and $71,500, respectively, as rental expense for its office space.  As of September 30, 2009, the Company had outstanding commitments with respect to non-cancelable operating leases as follows:

Period Ending September 30,	Amount

2010	$85,529
2011	90,916
2012	7,576
184,021

Purchase of Electronic Products

As of September 30, 2009, the Company had outstanding commitments equal to $745,876 (RMB5,100,000) with respect to the purchase of electronic products of $16,818,767 (RMB115,000,000) due within one year as follows:

Payment Due Dates	Amount

On or before January 20, 2010	$14,625
On or before April 20, 2010	731,251
$745,876

Expected Product Delivery Dates	Units

February 20, 2010	20,000
April 20, 2010	20,000
May 20, 2010	17,500
57,500

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Cashflow

As of September 30, 2009, the Company had $638,232 in bank deposits with a bank in China, which constituted approximately 98.5% of its total cash and cash equivalents.

Set forth below is a summary of our Statement of Cash Flows during the three (3) months ended September 30, 2009:

	2009	2008	Variance
Net cash provided by (used in)
Operating activities	$174,151	$3,586,238	$(3,412,087)	(95)%
Investing activities	(725,515)	(74,340)	(651,175)	(876)%
Financing activities	-	88	(88)	(100)%
Net change in cash and cash equivalents	(551,364)	3,511,986	(4,063,350)	(116)%

Effect of exchange rate changes on cash and cash equivalents	(17,784)	57,317	(75,101)	(131)%

Cash and cash equivalents at beginning of period	1,217,085	4,567,853	(3,350,768)	(73)%

Cash and cash equivalents at end of period	$647,937	$8,137,156	$(7,489,219)	(92)%

Cash flows provided by operating activities during the three (3) months ended September 30, 2009 were equal to $174,151, representing a decrease of $3,412,087 or 95%, as compared with cash flows provided by operating activities of $3,586,238 during the three (3) months ended September 30, 2008. The major decrease in cash flows from operating activities was primarily due to the prepayment for electronic products that will be inventoried upon receipt.

Cash flows used in investing activities was $725,515 during the three (3) months ended September 30, 2009, which represented an increase of $651,175 or 876%, as compared to $74,340 at September 30, 2008. This increase is mainly attributable to our acquisition of software of $725,431.

For the three (3) months ended September 30, 2009, cash provided by financing activities was $0, which represented a decrease of $88, or 100%, as compared to $88 for the three (3) months ended September 30, 2008. This amount represented an advance from a director to the Company for operating expenses of the Company.

Liquidity

The primary source of liquidity had been cash generated from operations, which included cash inflows from currency translation activities. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our contractual obligations, commitments and debt service requirements over the next 12 months are shown below.

Taxation

Of the $7,452,187 of income taxes payable at September 30, 2009, $7,445,908 represent the amount of income taxes payable by NFA.  Of the $7,445,908 of income taxes payable, $4,508,167 was due on April 30, 2009 and $2,937,741 is due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of CIT due on April 30, 2009 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

Of the $2,358,347 of business tax payable at September 30, 2009, $1,495,788 was due on April 30, 2009 and $862,559 is due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of business tax due on April 30, 2009 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

If the response from the tax authorities is adverse, the Company may have a shortage of working capital and may need additional funding to maintain its operations.

Commitments

As of September 30, 2009, the Company had outstanding commitments equal to $745,876 (RMB5,100,000) with respect to the purchase of electronic products of $16,818,767 (RMB115,000,000) due within one year and the details are stated in the “Material Commitments” subsection above.

If the Company is unable to fulfill its contractual commitment to purchase electronic products, this would cause a loss on prepayments made.

Our primary source of liquidity will continue to be cash generated from operations as well as existing cash on hand. We may look for to our credit facilities to assist, if required, in meeting our working capital needs and other contractual obligations.

Our current cash and cash equivalents and cash generated from operations may not satisfy our expected working capital and other requirements for the foreseeable future based on our current business strategy and expansion plan. However, we believe we will have available resources to meet our short-term liquidity requirements.

As of September 30, 2009, all of our capital is equity capital and we have not made any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements for the next twelve (12) months. As for our business development, the Company may consider raising additional funds for the following future business plans if conditions are suitable:

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

The Company had $638,232 and $1,207,171 in bank deposits in the banks in China, which constituted about 98.5% and 99.9% of our total cash and cash equivalents as of September 30, 2009 and June 30, 2009, respectively.  Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests.  However, China promulgated a new bankruptcy law in August 2006, which came into effect on June 1, 2007.  The new bankruptcy law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks.  Under the new bankruptcy law, a Chinese bank may go bankrupt.  In addition, since China’s accession to World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of RMB businesses to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which the Company has deposits has increased.  In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to fully recover its deposits since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable consist primarily of software development clients and insurance agents of online insurance advertising. As of September 30, 2009 and June 30, 2009, approximately 27% and 15% accounted for software development and 72% and 84% for online insurance advertising, respectively.  Regarding its online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the three (3) months ended September 30, 2009 and the year ended June 30, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report in order to determine whether the  information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.  We have identified as a material weakness the fact that there is a lack of sufficient accounting staff at the Company.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) for the Company.  Although there were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, management had assessed its controls for its financial reporting as of June 30, 2009 and had identified the following material weaknesses, which continue to exist as of September 30, 2009:

There is a weakness on the control of the financial statements closing system.  This resulted primarily from the fact that certain parts of the work of our accounting staff may not be monitored or reviewed correctly.

As a result of the material weakness in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of June 30, 2009 was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework.  A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

We will begin implementing additional oversight and review of certain accounts and postings, and also financial reporting on or before December 31, 2009.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of September 30, 2009, there was no such outstanding litigation.

ITEM 1A. RISK FACTORS

As a small reporting company, we are not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2009, the Company had no unregistered sales of equity securities.

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

Date: November 13, 2009	By:	/s/ Junjun Xu
	Name:	Junjun Xu
	Its:	Chief Executive Officer

Date: November 13, 2009	By:	/s/Mingfei Yang
	Name:	Mingfei Yang
	Its:	Chief Financial Officer and
Principal Accounting Officer