Form 10-Q
period 2009-12-31
China INSOnline Corp.
filed 2010-02-16
CIK 860131

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 8, 2010, the registrant had 40,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INSONLINE CORP.

AND

SUBSIDIARIES

Condensed Consolidated Financial Statements
For The Three And Six Months Ended December 31, 2009 and 2008
(Unaudited)

CHINA INSONLINE CORP.

AND

SUBSIDIARIES

TABLE OF CONTENTS

Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBR 31, 2009 (UNAUDITED) AND JUNE 30, 2009	F-3

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)	F-6 – F-18

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (Unaudited)	June 30, 2009
ASSETS
Cash and cash equivalents	$432,375	$1,217,085
Accounts receivable, net of allowance for doubtful accounts of $910,364 and $26,302 at December 31, 2009 and June 30, 2009, respectively	3,590	7,764,537
Prepayments and deposits	19,850,455	5,428,848
Other receivables	585,943	2,385
Deferred taxes	727,834	466,828
Total Current Assets	21,600,197	14,879,683

Fixed assets, net	157,735	212,591
Software, net	10,050,192	2,963,136
Prepayments for software	-	6,981,952
Goodwill	4,473,787	4,473,787
Deposits	18,458	78,093
Deferred taxes	110,460	65,447
Total Long-Term Assets	14,810,632	14,775,006

TOTAL ASSETS	$36,410,829	$29,654,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$-	$150,514
Other payables and accrued liabilities	534,678	638,169
Business tax payable	2,593,083	2,097,456
Amount due to director	527,848	253,506
Income taxes payable	8,255,435	6,260,070
Deferred taxes	48,100	90,644
Total Current Liabilities	11,959,144	9,490,359

Deferred taxes	-	-
Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	11,959,144	9,490,359

COMMITMENTS

SHARHOLDERS’ EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding as of December 31, 2009 and June 30, 2009, respectively	40,000	40,000
Additional paid-in capital	86,360	86,360
Retained earnings (restricted portion of $1,055,584 at December 31, 2009 and June 30, 2009)	23,596,226	19,291,210
Accumulated other comprehensive income	729,099	746,760
Total Shareholders’ Equity	24,451,685	20,164,330

TOTAL LIABILITIES AND SHARHOLDERS’ EQUITY	$36,410,829	$29,654,689

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

REVENUES, NET	$3,656,145	$3,580,301	$8,783,556	$9,033,665

COST OF SALES	670,979	354,557	1,232,407	790,413
GROSS PROFIT	2,985,166	3,225,744	7,551,149	8,243,252

Selling expenses	17,011	81,619	32,745	165,893
Advertising expenses	-	991,134	-	1,901,068
General and administrative expenses	323,817	348,978	673,244	738,371
Allowance for doubtful accounts	884,234	646,740	883,906	932,338

INCOME FROM OPERATIONS	1,760,104	1,157,273	5,961,254	4,505,582

Loss on sale of fixed assets	(2,834)	-	(5,306)	-
Interest (expense) income, net	(215)	22,932	49	22,818

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,757,055	1,180,205	5,955,997	4,528,400

Income taxes	572,649	391,335	1,650,981	1,283,130

NET INCOME	1,184,406	788,870	4,305,016	3,245,270

OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(17,668)	(35,965)	(17,661)	27,524

COMPREHENSIVE INCOME	$1,166,738	$752,905	$4,287,355	$3,272,794

NET INCOME PER SHARE

- BASIC AND DILUTED	$0.03	$0.02	$0.11	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING

- BASIC AND DILUTED	40,000,000	40,000,000	40,000,000	40,000,000

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,305,016	$3,245,270
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	48,199	53,573
Amortization	620,778	201,319
Loss on sale of fixed assets	5,306	-
Deferred taxes	(348,563)	(309,795)
Allowance for doubtful accounts	883,906	932,338
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	6,877,041	(4,526,206)
Other receivables	(583,558)	4,923
Prepayments and deposits	(14,361,972)	420,717
Accounts payable	(150,514)	730,715
Other payables and accrued liabilities	(103,491)	52,026
Business tax payable	495,627	464,269
Income taxes payable	1,995,365	1,599,290
Deferred revenue	-	(63,583)
Net cash (used in) provided by operating activities	(316,860)	2,804,856

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	-	(5,715,919)
Repayment from a former shareholder of GHIA	-	1,019,759
Acquisition of equipment	(1,840)	(109,377)
Acquisition of intangible assets	(725,431)	-
Proceeds from sale of fixed assets	3,188	-
Net cash used in investing activities	(724,083)	(4,805,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a director	274,440	77
Net cash provided by financing activities	274,440	77

NET DECRESASE IN CASH AND CASH EQUIVALENTS	(766,503)	(2,000,604)
Effect of exchange rate changes on cash	(18,207)	28,417
Cash and cash equivalents, at beginning of the period	1,217,085	4,567,853
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$432,375	$2,595,666

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

1.           Organization and Principal Activities

China INSOnline Corp. (“CHIO”) was incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989.

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

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

3.            Principles of Consolidation

The condensed consolidated financial statements included the accounts of CHIO and the following subsidiaries:

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
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of December 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$432,375	$432,375	-	-

Cash and cash equivalents consist primarily of highly rated money market funds at a variety of well-known institutions with original maturities of three months or less. The original cost of these assets approximates fair value due to their short term maturity.  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

4.           Summary of Significant Accounting Policies (Continued)

(d)           Revenue Recognition

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

The details of revenue recognition of each type of advertising revenues are illustrated below:

•
Website construction service, which is usually included in new advertising contract, mainly consist fee for design and computer coding of the new web site.  The service fee is recognized when the web site is completed.

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
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product.  For the six months ended December 31, 2009 and 2008, the Company recognized $33,581 and $363,388, respectively, as a reduction of revenue for the discount offered to its customers.

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

	December 31, 2009	June 30, 2009	December 31, 2008

Period end RMB: US$ exchange rate	6.8372	6.83191	-

Period average RMB: US$ exchange rate	6.8386	-	6.8477

Period end HKD: US$ exchange rate	7.7551	7.7501	-

Period average HKD: US$ exchange rate	7.7513	-	7.7748

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

(h)           Goodwill

In accordance with ASC 805, Business Combination (formerly SFAS No.141, Business Combination), the total purchase price in a business combination is allocated to their fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values at the acquisition date, being recorded as goodwill. In accordance with ASC 350, Intangibles – Goodwill and Other (formerly SFAS No.142, Goodwill and Other Intangible Assets), goodwill is not amortized. Instead, it is tested for impairment on an accrual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. For the period ended December 31, 2009, the Company did not identify any potential impairment related to its goodwill.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
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
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
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

In October 2009, the FASB’s EITF revised its guidance on Revenue Recognition for Multiple-Deliverable Revenue Arrangements.  The revised guidance will enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers.

Existing U.S. GAAP requires a company to use VSOE or third party evidence of selling price to separate deliverables in a multiple-deliverable arrangement.  The revised guidance will allow the use of an estimated selling price, if neither VSOE nor third-party evidence is available.  The revised guidance will require additional disclosures of information about an entity’s multiple-deliverable arrangements.  The requirements of the revised guidance may be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted.  The Company is currently evaluating the impact of the update on its financial position and results of operations and does not plan to early or retroactively adopt the new guidance.

6.           Prepayments and Deposits

Prepayments and deposits represent the following:
	December 31, 2009	June 30, 2009
	(Unaudited)
Electronic products	$19,774,177	$5,386,497
Financial consultant	65,000	30,000
Rents	10,452	12,351
Other	826	-
	$19,850,455	$5,428,848

On October 15, 2009, the Company amended an agreement for the purchase of electronic products for the promotion of the insurance agency business amounting to $20,476,219 (RMB140,000,000).  For the six months ended December 31, 2009, the Company made a 97% prepayment for the products of $19,774,177 (RMB135,200,000). The electronic products will be sold together with the Company’s insurance package and will be inventoried upon receipt and charged to cost of goods sold upon sale. Also see Note 10.

Prepaid rents represent rents prepaid to landlords, for the period from one to eleven months in accordance with the operating lease agreement, for the offices of the Company.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

7.           Other Receivables

On October 22, 2009, the Company advanced an unsecured loan of $585,943 (Rmb4,000,000) to an unrelated party at an  interest rate of 4.86% per annum and it was repayable on January 22, 2010.  The Company received a full settlement of the loan on January 22, 2010.

8.           Software

Software consists of the following by segment:
	December 31, 2009	June 30, 2009
	(Unaudited)
At cost:
Online insurance advertising	$8,011,571	$2,115,712
Insurance agency	3,241,904	1,429,929
	11,253,475	3,545,641

Less: Accumulated amortization
Online insurance advertising	697,972	300,242
Insurance agency	505,311	282,263
	1,203,283	582,505

Software, net	$10,050,192	$2,963,136

There were five software packages and three software packages used in the Company’s two segments as of December 31, 2009 and June 30, 2009, respectively.  Amortization expense for the six months ended December 31, 2009 and 2008 was $620,778 and $201,319, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ending June 30,	Amount
2010	$620,778
2011	1,241,556
2012	1,241,556
2013	1,241,556
2014	1,241,556
Thereafter	4,463,190
Total	$10,050,192

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

9.            Taxes

(a)           Corporation Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income taxes for the period ended December 31, 2009 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.  Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for NFA, the wholly owned subsidiary, is 25%.

Of the $8,255,435 of income taxes payable at December 31, 2009, $8,249,156 represents the amount of income taxes payable by NFA.  Of the $8,249,156 of income taxes payable by NFA, $4,508,167 was due on April 30, 2009 and $3,740,989 is due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of CIT due on April 30, 2009 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities. If the response from the tax authorities is adverse, the Company may have a shortage of working capital and may need funding to maintain its operations.

ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered as a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008.  Starting from January 1, 2009, the CIT rate of ZYTX is 15%.  ZYTX is exempted from CIT for the six months period from July 1, 2008 to December 31, 2008 and for 15% for the twelve months period from January 1, 2009 to December 31, 2009.  For the six months ended December 31, 2009, the CIT for ZYTX was $0 as ZYTX has transferred all its net income to its primary beneficiary, NFA.

The applicable CIT rate for GHIA is 25%.  For the six months ended December 31, 2009, the CIT for GHIA was $6,279, which should be payable on April 30, 2010.

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

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 16.5% for the period ended December 31, 2009 and the year ended June 30, 2009. As Rise & Grow has no assessable profits for the three months ended December 31, 2009 and the year ended June 30, 2009, no provision for profits tax has been made.

Computed “expected” expense of the Company was calculated using 25% income tax rate for the six and three months ended December 31, 2009 and 2008, respectively.

Income tax expense is summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Computed “expected” expense	$439,264	$295,051	$1,488,999	$1,132,100
Favorable tax rate effect	100,935	96,284	107,406	151,011
Permanent differences	32,450	-	54,576	19
Income tax expense	$572,649	$391,335	$1,650,981	$1,283,130

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

9.            Taxes (Continued)

(a)           Corporation Income Tax (“CIT”) (Continued)

Provision for income tax expense is summarized as follows:

	December 31,		December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$790,787	$550,323	$1,981,470	$1,578,383
Deferred	(218,138)	(158,988)	(330,489)	(295,253)
Income tax expense	$572,649	$391,335	$1,650,981	$1,283,130

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2009	June 30, 2009
	(Unaudited)
Deferred tax assets:
Social welfare expenses	$39,662	$39,693
Consumable expenses	2,791	6,271
Discounts allowed	1,489	1,490
Business tax	467,789	358,915
Allowance for doubtful accounts	136,555	3,945
Tax loss	74,807	56,500
Amortization	4,022	-
Depreciation	705	-
Other	14	14
Total current deferred tax assets	727,834	466,828

Amortization	106,777	56,727
Depreciation	3,683	8,720
Total long-term deferred tax assets	110,460	65,447

Total deferred tax assets	838,294	532,275

Deferred tax liabilities:
Commission income	5,445	5,449
Rental income	-	21,053
Disposal income	-	38,786
Consultancy fee	4,505	4,509
Amortization	38,064	18,997
Depreciation	-	1,764
Other	86	86
Total current deferred tax liabilities	48,100	90,644

Net deferred tax assets	$790,194	$441,631

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
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

9.	Taxes (Continued)

(b)	Business Tax

Pursuant to the relevant PRC tax laws, the Company is subject to business tax at 5% of the gross sales, excluding software development income.  For the periods ended December 31, 2009 and 2008, the Company incurred a total business tax of $545,325 and $694,217, respectively, which is included in the cost of sales in the accompanying condensed consolidated statement of income and comprehensive income.

The business tax payable is a $2,593,083 and $2,097,456 at December 31, 2009 and June 30, 2009, respectively.  Of the $2,593,083 of business tax payable at December 31, 2009, $1,495,788 was due on April 30, 2009 and $1,097,295 is due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of business tax which was due on April 30, 2009 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities. If the response from the tax authorities is adverse, the Company may have a shortage of working capital and may need funding to maintain its operations.

10.	Commitments

(a)	Lease Commitments

The Company occupies office spaces leased from third parties.  For the six months ended December 31, 2009 and 2008, the Company recognized $58,797 and $155,859, respectively, as rental expense for these spaces.  As of December 31, 2009, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2010	$51,400
2011	92,504
2012	7,576
$151,480

(b)	Purchase of Electronic Products

As of December 31, 2009, the Company has outstanding commitments of $702,042 (Rmb4,800,000) with respect to the purchase of electronic products of $20,476,219 (Rmb140,000,000) due within one year as follows:

Payment Due Dates	Amount

On or before April 20, 2010	$702,042

Expected Product Delivery Dates	Units

February 20, 2010	20,000
April 20, 2010	20,000
May 20, 2010	30,000
70,000

Also see Note 6.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

11.	Certain Risks and Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company has $424,796 and $1,207,171 in bank deposits in the banks in China, which constitutes about 98.2% and 99.9% of its total cash and cash equivalents as of December 31, 2009 and June 30, 2009, respectively.  Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests.  However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007.  The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks.  Under the new Bankruptcy Law, a Chinese bank may go bankrupt.  In addition, since China’s concession to World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of RMB businesses to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased.  In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

As of December 31, 2009, accounts receivable consist primarily of insurance agency of 100% and As of June 30, 2009, accounts receivable consist primarily of software development clients and insurance agents of online insurance advertising, approximately 15% and 84%, respectively.  Regarding the Company’s online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the six months ended December 31, 2009 and year ended June 30, 2009.

The concentration of sales for the six months ended December 31, 2009 and 2008, and accounts receivable at December 31, 2009 and June 30, 2009 are summarized as follows:

	Sales		Accounts Receivable
	December 31, 2009	December 31, 2008	December 31, 2009	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Software Development
Company A	65%	-	-	-
Company B	13%	-	-	-
Company C	-	15%	-	-
Company D	-	6%	-	-
Company E	-	-	-	10%
Company F	-	-	-	5%
	78%	21%	0%	15%

Online Insurance Advertising	21%	78%	0%	84%

Insurance Agency	1%	1%	100%	1%

Total	100%	100%	100%	100%

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

12.	Segment Information

Based on criteria established by ASC 280, Segment Reporting, (formerly SFAS 131, Disclosures about Segments of an Enterprise and Related Information), the Company operates three business segments for the three months ended December 31, 2009 and 2008, which are software development, online insurance advertising and insurance agency within the PRC.  The following is the summary information by segment as of December 31, 2009 and June 30, 2009 and for the three and six months ended December 31, 2009 and 2008:

	Software Development	Online Insurance Advertising	Insurance Agency	Administra- tion	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Six Months Ended December 31, 2009
Revenue, net	$6,814,290	$1,937,793	$28,189	$3,284	$8,783,556
Cost of sales	57,692	266,564	472,923	435,228	1,232,407
Gross profit (loss)	$6,756,598	$1,671,229	$(444,734)	$(431,944)	$7,551,149

Three Months Ended December 31, 2009
Revenue, net	$2,457,567	$1,181,752	$15,266	$1,560	$3,656,145
Cost of sales	21,933	144,900	327,636	176,510	670,979
Gross profit (loss)	$2,435,634	$1,036,852	$(312,370)	$(174,950)	$2,985,166

December 31, 2009
Long-lived assets	$32,420	$7,309,870	$7,255,719	$212,623	$14,810,632
Current assets	$-	$-	$19,799,705	$1,800,492	$21,600,197

Six Months Ended December 31, 2008
Revenue, net	$1,931,361	$7,098,892	$3,412	$-	$9,033,665
Cost of sales	32,237	439,193	37,387	281,596	790,413
Gross profit (loss)	$1,899,124	$6,659,699	$(33,975)	$(281,596)	$8,243,252

Three Months Ended December 31, 2008
Revenue, net	$14,649	$3,565,037	$615	$-	$3,580,301
Cost of sales	3,197	234,787	33,513	83,060	354,557
Gross profit (loss)	$11,452	$3,330,250	$(32,898)	$(83,060)	$3,225,744

June 30, 2009
Long-lived assets	$53,592	$1,817,578	$12,648,168	$255,668	$14,775,006
Current assets	$1,214,889	$6,528,069	$92,470	$7,044,255	$14,879,683

13.	Subsequent Event

In preparing the unaudited condensed consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through February 16, 2010, the date the unaudited condensed financial statements were issued.

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

Pursuant to the Service Agreements, NFA shall provide on-going technical services and other services to ZYTX in exchange for substantially all net income of ZYTX. In addition, Mr. Zhenyu Wang and Ms. Junjun Xu have pledged all of their shares in ZYTX to NFA, representing one hundred percent (100)% of the total issued and outstanding capital stock of ZYTX, as collateral for non-payment under the Service Agreements or for fees on technical and other services due to us thereunder. We have the power to appoint all directors and senior management personnel of ZYTX. Currently, ZYTX is sixty percent (60)% owned by Mr. Zhenyu Wang, CHIO’s Chairman of the Board, and forty percent (40)% owned by Junjun Xu, CHIO’s Chief Executive Officer and a director.

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

ZYTX was originally founded with goal of raising the national insurance consciousness and reducing the cost on national security in China by constructing and maintaining its network portal (www.soobao.cn) in order to integrate and optimize business flow during the course of insurance sales and related client services. From incorporation through the end of December 31, 2009, ZYTX was primarily engaged in institutional preparation and prior-period business development. Thereafter, through trial implementation of www.soobao.cn, ZYTX’s products and services received favorable reviews and recognition in the Chinese insurance industry. ZYTX strengthened its technical research and development and expanded its product line after collecting suggestions from clients. In April 2007, www.soobao.cn was formally put into use. For the six months ended December 31, 2009 and 2008, the Company generated net revenues of $8,783,556 and $9,033,665, respectively.

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

On April 2, 2009, Zhi Bao Da Tong (Beijing) Technology Co., Ltd changed its name into New Fortune Associate (Beijing) Information Technology Co., Ltd.

Pursuant to relevant PRC tax laws, the Company is subject to business tax at 5% of gross sales, excluding software development income. Of the $2,593,083 of business tax payable at December 31, 2009, $1,495,788 was due on April 30, 2009 and $1,097,295 is due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of business tax which was due on April 30, 2009 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities. If the response from the tax authorities is adverse, the Company may have a shortage of working capital and may need funding to maintain its operations.

On December 30, 2009, the Company received a Staff Deficiency Letter from the NASDAQ indicating that for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on the NASDAQ Capital Market.  The notification conveyed by the Letter had no effect on the listing of the Company’s common stock as of the notice date, however the Company has 180 calendar days from the notice date to regain compliance. In order to regain compliance, the Company's common stock must have a closing bid price of $1.00 per share or greater for a minimum of ten consecutive business days during the grace period.  If the minimum bid requirement cannot be demonstrated by the Company prior to the expiration of such grace period, NASDAQ may grant to the Company an additional 180 calendar day period to regain compliance if at that time the Company meets the NASDAQ Capital Market initial listing requirements except for the minimum bid price requirement. Otherwise, if the Company fails to regain compliance during the grace period and the staff does not elect to grant an additional compliance period, the Company's common stock may be subject to delisting.

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

The Company adopted Accounting Standards Codification (“ASC”) 820 Fair Value Measurements (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements) on January 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Revenue Recognition

Advertising

Advertising revenues are derived mainly from online advertising arrangements, which allow advertisers to place advertisements on particular areas of the Company’s websites, in particular formats and over particular periods of time.  Such arrangements have generally included some combination of the following: website construction services, website advertising and website maintenance services.  In accordance with ASC 605-25, “Multiple-Element Arrangement” (formerly Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables), advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value for revenue recognition purposes, when possible.

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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product.  For the six (6) months ended December 31, 2009 and 2008, the Company recognized $33,581 and $363,388, respectively, as a reduction of revenue for the discount offered to its customers.

Goodwill

In accordance with ASC 805 Business Combination (formerly SFAS No.141, Business Combination), the total purchase price in a business combination is allocated to their fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values at the acquisition date being recorded as goodwill. In accordance with ASC 350, Intangibles – Goodwill and Other (formerly SFAS No.142, Goodwill and Other Intangible Assets), goodwill is not amortized. Instead, it is tested for impairment on an accrual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. For the period ended December 31, 2009, the Company did not identify any potential impairment related to its goodwill.

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

In October 2009, the FASB’s EITF revised its guidance on Revenue Recognition for Multiple-Deliverable Revenue Arrangements.  The revised guidance will enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers.

Existing U.S. GAAP requires a company to use VSOE or third party evidence of selling price to separate deliverables in a multiple-deliverable arrangement.  The revised guidance will allow the use of an estimated selling price, if neither VSOE nor third-party evidence is available.  The revised guidance will require additional disclosures of information about an entity’s multiple-deliverable arrangements.  The requirements of the revised guidance may be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted.  The Company is currently evaluating the impact of the update on its financial position and results of operations and does not plan to early or retroactively adopt the new guidance.

Results of Operations For the Three (3) Months Ended December 31, 2009 Compared To the Three (3) Months Ended December 31, 2008

Our operating results are presented on a condensed consolidated basis for the three (3) months ended December 31, 2009, as compared to the three (3) months ended December 31, 2008.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three (3) months ended December 31, 2009 and 2008:

	2009		2008		Variance

REVENUES	$3,660,041	100%	$3,876,754	108%	$(216,713)	(6)%
DISCOUNT ALLOWED	3,896	0%	296,453	8%	(292,557)	(99)%
REVENUES, NET	3,656,145	100%	3,580,301	100%	75,844	2%
COST OF SALES	670,979	18%	354,557	10%	316,422	89%
GROSS PROFIT	2,985,166	82%	3,225,744	90%	(240,578)	(7)%
Selling expenses	17,011	0%	81,619	2%	(64,608)	(79)%
Advertising expenses	-	0%	991,134	28%	(991,134)	(100)%
General and administrative expenses	323,817	9%	348,978	10%	(25,161)	(7)%
Allowance for doubtful accounts	884,234	24%	646,740	18%	237,494	37%
INCOME FROM OPERATIONS	1,760,104	49%	1,157,273	32%	602,831	52%
Loss on disposal of fixed assets	(2,834)	0%	-	0%	(2,834)	100%
Interest income (expense), net	(215)	0%	22,932	1%	(23,147)	(101)%
INCOME BEFORE TAXES	1,757,055	49%	1,180,205	33%	576,850	49%
Income taxes	572,649	17%	391,335	11%	181,314	46%
NET INCOME	$1,184,406	32%	$788,870	22%	$395,536	50%

Revenues

The Company’s consolidated revenues were $3,660,041 for the three (3) months ended December 31, 2009, which represents a $216,713 or 6% decrease from $3,876,754 for the three (3) months ended December 31, 2008. This decrease was primarily the result of a decline in our online advertising income, offset by the increase in our software development income.

	2009		2008		Variance

Software development	$2,457,567	67%	$14,649	1%	$2,442,918	16,676%
Online insurance advertising	1,181,752	32%	3,565,037	91%	(2,383,285)	(67)%
Insurance agency	19,162	1%	297,068	8%	(277,906)	(94)%
Others	1,560	0%	-	0%	1,560	100%
Total Revenues	$3,660,041	100%	$3,876,754	100%	$(216,713)	(6)%

Online insurance advertising revenue decreased by 67%, or $2,383,285, to $1,181,752 during the three (3) months ended December 31, 2009 from $3,565,037 during the three (3) months ended December 31, 2008.  This decrease is due to the fact that insurance agents failed to renew their agreements with the Company to advertise on the Company’s website.

Software development revenues increased by $2,442,918, or 167 times, to $2,457,567 during the three (3) months ended December 31, 2009 from $14,649 during the three (3) months ended December 31, 2008.  This significant increase was primarily due to our newly developed software packages that were successfully delivered and tested by our customers during the three (3) months ended December 31, 2009.

Revenue from our insurance agency services during the three (3) months ended December 31, 2009 decreased by $277,906, or 94%, to $19,162 from $297,068 during the same period in 2008.  This decrease is mainly due to unfavorable market conditions.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) during the three (3) months ended December 31, 2009 increased by $316,422, or 89%, from $354,557 or 10% of our net revenues to $670,979 or 18% of net revenues.  This increase is primarily attributable to the significant increase in amortization of $402,280, or 100%, due to amortization of the application software for revenue earning activities that occurred during the three (3) months ended December 31, 2009.

	2009		2008		Variance

Business tax and levies	$242,594	37%	$297,596	83%	$(55,002)	(18)%
Salaries and allowances	13,516	2%	32,787	9%	(19,271)	(59)%
Depreciation	3,232	0%	3,480	1%	(248)	(7)%
Amortization	402,280	60%	-	0%	402,280	100%
Other	9,357	1%	20,694	6%	(11,337)	(55)%
Total Cost of Sales	$670,979	100%	$354,557	100%	$316,422	89%

Gross Profit

The Company’s consolidated gross profit during the three (3) months ended December 31, 2009 decreased by $240,578, or 7%, to $2,985,166 from $3,225,744 during the three (3) months ended December 31, 2008.  This decrease is attributable to the significant increase in amortization of our software system.

Selling Expenses

Selling expenses decreased by $64,608 or 79%, to $17,011 for the three (3) months ended December 31, 2009, as compared to $81,619 for the three (3) months ended December 31, 2008. This decrease is primarily attributable to our efforts of reducing operating costs and reducing employee headcount in order to maintain our competitiveness in a turbulent market.

	2009		2008		Variance

Salaries and allowances	$14,971	88%	$65,367	80%	$(50,396)	(77)%
Depreciation	743	4%	675	1%	68	10%
Office expenses	-	0%	1,394	2%	(1,394)	(100)%
Other	1,297	8%	14,183	17%	(12,886)	(91)%
	$17,011	100%	$81,619	100%	$(64,608)	(79)%

Advertising Expenses

No advertising and promotion expenses were incurred during the three (3) months ended December 31, 2009, as compared to $991,134, or 28% of our net revenue, during the three (3) months ended December 31, 2008. This 100% decrease is attributable to the suspension of our advertising and promotion campaign during the three (3) months ended December 31, 2009 in light of the global financial crisis and our belief that such campaign would not have yielded the improved sales.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $323,817, or 9% of our net revenues, during the three (3) months ended December 31, 2009 as compared to $348,978, or 10% of our net revenues, during the three (3) months ended December 31, 2008. This decrease of $25,161 or 7% is mainly attributable to the decrease of amortization of our software system, which was classified into COS during the three (3) months ended December 31, 2009, and the decrease in the allowance for doubtful accounts.

	2009		2008		Variance

Salaries and allowances	$69,084	22%	$74,682	21%	$(5,598)	(7)%
Rental	29,809	9%	84,684	24%	(54,875)	(65)%
Building management fee	26,374	8%	10,586	3%	15,788	149%
Depreciation	7,883	2%	18,704	5%	(10,821)	(58)%
Amortization	-	0%	100,973	29%	(100,973)	(100)%
Travel & accommodations	65,548	20%	21,014	7%	44,534	212%
Legal & professional fees	77,000	24%	-	0%	77,000	100%
Other	48,119	15%	38,335	11%	9,784	26%
	$323,817	100%	$348,978	100%	$(25,161)	(7)%

Legal and professional fees were a major component of our G&A expenses, representing 24% and 0% of our total G&A expenses during the three (3) months ended December 31, 2009 and 2008, respectively.  Legal and professional fees increased by $77,000, or 100%, during the three (3) months ended December 31, 2009.  This increase was due to the increase in legal expenses in the United States by our management for consultation of operating activities.

Travel and accommodations have been a major component of our G&A expenses, representing 20% and 7% of our total G&A expenses during the three (3) months ended December 31, 2009 and 2008, respectively.  Travel and accommodations increased by $44,534, or 212%, during the three (3) months ended December 31, 2009.  This increase was due to the increase in travel to and from the United States by our management for investor relations activities.

Rental expense also decreased by $54,875, or 65%, to $29,809 during the three (3) months ended December 31, 2009 from $84,684 during the same period in 2008.  This decrease is attributable to the reduction in rent for office space in the Beijing area.

Allowance for Doubtful Accounts

There was an allowance for doubtful accounts of $884,234 and $646,740 during the three (3) months ended December 31, 2009 and 2008, respectively.  This increase is attributable to the outstanding receivables over 90 days which resulted from the impact of the global financial crisis.  The Company will improve its credit control to reduce this in the future.

Interest Income (Expense), Net

Net interest expense during the three (3) months ended December 31, 2009 was $215, which represents a $23,147 or 101% decrease from $22,932 of net interest income during the three (3) months ended December 31, 2008.

Income Taxes

Income taxes during the three (3) months ended December 31, 2009 increased by $181,314, or 46%, to $572,649 from $391,335 during the three (3) months ended December 31, 2008.  This increase is attributable to the increase in the operating income of our subsidiary NFA, which was subject to a CIT rate of 25%, and our subsidiary ZYTX, which was subject to a CIT rate of 15%, during the three (3) months ended December 31, 2009.

Net Income

Net income for the three (3) months ended December 31, 2009 increased by $395,536, or 50%, to $1,184,406 from $788,870 for the three (3) months ended December 31, 2008. This increase is primarily attributable to the increase in software development revenue of $2,442,918 for the three (3) months ended December 31, 2009.

Results by Segment

The Company determined that there were three (3) reportable business segments during the three (3) months ended December 31, 2009 and 2008 within the PRC, which are software development, online insurance advertising and insurance agency.  Each segment is described below.

Software Development

	2009		2008		Variance

Revenues, net	$2,457,567	100%	$14,649	100%	$2,442,918	16,676%
COS	21,933	1%	3,197	22%	18,736	586%
Gross profit	$2,435,634	99%	$11,452	78%	$2,424,182	21,168%

Revenues from software development during the three (3) months ended December 31, 2009 increased by $2,442,918, or 167 times, to $2,457,567 from $14,649 during the three (3) months ended December 31, 2008.  This increase is attributable to the completion of five (5) projects during the three (3) months ended December 31, 2009.

Gross profit during the three (3) months ended December 31, 2009 increased by $2,424,182 or 212 times as a result of our increase in revenues.  Details of COS are summarized as follows:

	2009		2008		Variance

Salaries and allowances	$13,516	61%	$-	0%	$13,516	100%
Depreciation	2,114	10%	3,197	100%	(1,083)	(34)%
Other	6,303	29%	-	0%	6,303	100%
	$21,933	100%	$3,197	100%	$18,736	586%

Salaries and allowances were the major component of COS for software development income during the three (3) months ended December 31, 2009, which is 61% of COS.  Salaries and allowances increased by $13,516, or 100%, to $13,516 during the three (3) months ended December 31, 2009 as compared to $0 during the three (3) months ended December 31, 2008.

Our Software Development segment is the only segment not subject to business tax and levies under existing PRC tax laws.  As a result, no business tax and levy expenses were incurred during the three (3) months ended December 31, 2009 and 2008.

Online Insurance Advertising

	2009		2008		Variance

Revenues, net	$1,181,752	100%	$3,565,037	100%	$(2,383,285)	(67)%
COS	144,900	12%	234,787	7%	(89,887)	(38)%
Gross profit	$1,036,852	88%	$3,330,250	93%	$(2,293,398)	(69)%

Revenues from our online insurance advertising segment during the three (3) months ended December 31, 2009 decreased by $2,383,285, or 67%, to $1,181,752 from $3,565,037 during the three (3) months ended December 31, 2008.  This decrease is due to the fact that insurance agents failed to renew their agreements with the Company to advertise on the Company’s website.

The Company maintained stable COS and GP ratios during December 31, 2009 and 2008.

	2009		2008		Variance

Business tax and levies	$64,997	45%	$196,076	83%	$(131,079)	(67)%
Salaries and allowances	-	0%	17,934	8%	(17,934)	(100)%
Depreciation	1,118	1%	83	0%	1,035	1,247%
Amortization	75,754	52%	-	0%	75,754	100%
Other	3,031	2%	20,694	9%	(17,663)	(85)%
	$144,900	100%	$234,787	100%	$(89,887)	(38)%

Amortization was the major component of COS for online advertising income during the three (3) months ended December 31, 2009, which increased by $75,754, or 100%, to $75,754 as compared with $0 during the three (3) months ended December 31, 2008.

Insurance Agency

	2009		2008		Variance

Revenues	$19,162	126%	$297,068	48,304%	$(277,906)	(94)%
Discounts allowed	3,896	26%	296,453	48,204%	(292,557)	(99)%
Revenues, net	15,266	100%	615	100%	14,651	2,382%
COS	327,636	2,146%	33,513	5,449%	294,123	878%
Gross profit	$(312,370)	(2,046)%	$(32,898)	(5,349)%	$(279,472)	850%

Our insurance agency revenue for the three (3) months ended December 31, 2009 decreased by $277,906, or 94%, to $19,162 from $297,068 during the three (3) months ended December 31, 2008.  This decrease is attributable to the turbulence of the insurance agency market.

Revenue from our insurance agency business has been subject to business tax and levies during the three (3) months ended December 31, 2009 and 2008.  The COS mainly consists of business tax and levies of 5.5% of gross revenue, net of returned commissions for cancelled policies, amounting to $1,091 for the three (3) months ended December 31, 2009, compared with $18,460 for the three (3) months ended December 31, 2008.

As the income from our insurance agency business has developed, the COS and GP ratios for both the three (3) months ended December 31, 2009 and 2008 fluctuated.

	2009		2008		Variance

Business tax and levies	$1,091	0%	$18,460	55%	$(17,369)	(94)%
Salaries and allowances	-	0%	14,853	44%	(14,853)	(100)%
Depreciation	-	0%	200	1%	(200)	(100)%
Amortization	326,526	100%	-	0%	326,526	100%
Other	19	0%	-	0%	19	100%
	$327,636	100%	$33,513	100%	$294,123	878%

Except for business tax and levies, amortization was a major component of COS for the three (3) months ended December 31, 2009.  As we commenced our usage of our new application software, amortization on such software was charged to COS.

Administration

	2009		2008		Variance

Revenues	$1,560	0%	$-	0%	$1,560	100%
COS	176,510	100%	83,060	100%	93,450	113%
Gross profit	$(174,950)	(100)%	$(83,060)	(100)%	$(91,890)	111%

Administration revenues included the inter-company service income from ZYTX to NFA and non-recurring supporting services to customers.  The inter-company service income from ZYTX to NFA was eliminated in consolidation.  Under relevant PRC tax laws, service income of NFA was subject to business tax and levies of 5.5% on revenue, which was recognized as a COS of administration.

Results of Operations For the Six (6) Months Ended December 31, 2009 Compared To the Six (6) Months Ended December 31, 2008

Our operating results are presented on a condensed consolidated basis for the six (6) months ended December 31, 2009, as compared to the six (6) months ended December 31, 2008.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the six (6) months ended December 31, 2009 and 2008:

	2009		2008		Variance

REVENUES	$8,817,137	100%	$9,397,053	104%	$(579,916)	(6)%
DISCOUNT ALLOWED	33,581	0%	363,388	4%	(329,807)	(91)%
REVENUES, NET	8,783,556	100%	9,033,665	100%	(250,109)	(3)%
COST OF SALES	1,232,407	14%	790,413	9%	441,994	56%
GROSS PROFIT	7,551,149	86%	8,243,252	91%	(692,103)	(8)%
Selling expenses	32,745	0%	165,893	2%	(133,148)	(80)%
Advertising expenses	-	0%	1,901,068	21%	(1,901,068)	(100)%
General and administrative expenses	673,244	8%	738,371	8%	(65,127)	(9)%
Allowance for doubtful accounts	883,906	10%	932,338	10%	(48,432)	(5)%
INCOME FROM OPERATIONS	5,961,254	68%	4,505,582	50%	1,455,672	32%
Loss on disposal of fixed assets	(5,306)	0%	-	0%	(5,306)	100%
Interest income, net	49	0%	22,818	0%	(22,769)	(100)%
INCOME BEFORE TAXES	5,955,997	68%	4,528,400	50%	1,427,597	32%
Income taxes	1,650,981	19%	1,283,130	14%	367,851	29%
NET INCOME	$4,305,016	49%	$3,245,270	36%	$1,059,746	33%

Revenues

The Company’s consolidated revenues were $8,817,137 for the six (6) months ended December 31, 2009, which represents a $579,916 or 6% decrease from $9,397,053 for the six (6) months ended December 31, 2008. This decrease was primarily the result of a decline in our online advertising income, offset by the increase in our software development income.

	2009		2008		Variance

Software development	$6,814,290	77%	$1,931,361	20%	$4,882,929	253%
Online insurance advertising	1,937,793	22%	7,098,892	76%	(5,161,099)	(73)%
Insurance agency	61,770	1%	366,800	4%	(305,030)	(83)%
Others	3,284	0%	-	0%	3,284	100%
Total Revenues	$8,817,137	100%	$9,397,053	100%	$(579,916)	(6)%

Online insurance advertising revenue decreased by 73%, or $5,161,099, to $1,937,793 during the six (6) months ended December 31, 2009 from $7,098,892 during the six (6) months ended December 31, 2008.  This decrease is due to the fact that insurance agents failed to renew their agreements with the Company to advertise on the Company’s website.

Software development projects increased by $4,882,929, or 253%, to $6,814,290 during the six (6) months ended December 31, 2009 from $1,931,361 during the six (6) months ended December 31, 2008.  This significant increase was primarily due to our newly developed software packages that were successfully delivered and tested by our customers during the six (6) months ended December 31, 2009.

Revenue from our insurance agency services during the six (6) months ended December 31, 2009 decreased by $305,030, or 83%, to $61,770 from $366,800 during the same period in 2008.  This decrease is mainly due to unfavorable market conditions.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) during the six (6) months ended December 31, 2009 increased by $441,994, or 56%, from $790,413 or 9% of our net revenues to $1,232,407 or 14% of net revenues.  This increase is primarily attributable to the significant increase in amortization of $620,778, or 100%, due to amortization of the application software for revenue earning activities that occurred during the six (6) months ended December 31, 2009.

	2009		2008		Variance

Business tax and levies	$545,325	44%	$694,217	88%	$(148,892)	(21)%
Salaries and allowances	31,440	3%	66,704	8%	(35,264)	(53)%
Depreciation	6,685	1%	5,794	1%	891	15%
Amortization	620,778	50%	-	0%	620,778	100%
Others	28,179	2%	23,698	3%	4,481	19%
Total Cost of Sales	$1,232,407	100%	$790,413	100%	$441,994	56%

Gross Profit

The Company’s consolidated gross profit during the six (6) months ended December 31, 2009 decreased by $692,103, or 8%, to $7,551,149 from $8,243,252 during the six (6) months ended December 31, 2008.  This decrease is primarily attributable to the significant increase in amortization of our software system.

Selling Expenses

Selling expenses decreased by $133,148 or 80%, to $32,745 for the six (6) months ended December 31, 2009, as compared to $165,893 for the six (6) months ended December 31, 2008. This decrease is primarily attributable to our efforts of reducing operating costs and reducing employee headcount in order to maintain our competitiveness in a turbulent market.

	2009		2008		Variance

Salaries and allowances	$30,868	94%	$135,685	82%	$(104,817)	(77)%
Depreciation	1,485	5%	1,276	1%	209	16%
Office expenses	286	1%	2,069	1%	(1,783)	(86)%
Other	106	0%	26,863	16%	(26,757)	(100)%
	$32,745	100%	$165,893	100%	$(133,148)	(80)%

Advertising Expenses

No advertising and promotion expenses were incurred during the six (6) months ended December 31, 2009, as compared to $1,901,068, or 21% of our net revenue, during the six (6) months ended December 31, 2008. This 100% decrease is attributable to the suspension of our advertising and promotion campaign during the six (6) months ended December 31, 2009 in light of the global financial crisis and our belief that such campaign would not have yielded improved sales.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $673,244, or 8% of our net revenues, during the six (6) months ended December 31, 2009 as compared to $738,371, or 8% of our net revenues, during the six (6) months ended December 31, 2008. This decrease of $65,127 or 9% is mainly attributable to the decrease of amortization of our software system, which was classified into COS during the six (6) months ended December 31, 2009, and the decrease in the allowance for doubtful accounts.

	2009		2008		Variance

Salaries and allowances	$125,985	18%	$135,785	18%	$(9,800)	(7)%
Rental	58,797	9%	155,187	21%	(96,390)	(62)%
Building management fee	26,363	4%	21,105	3%	5,258	25%
Depreciation	40,029	6%	46,503	6%	(6,474)	(14)%
Amortization	-	0%	201,319	27%	(201,319)	(100)%
Travel & accommodations	126,888	19%	86,194	12%	40,694	47%
Legal & professional fees	129,826	19%	5,841	1%	123,985	2,123%
Other	165,356	25%	86,437	12%	78,919	91%
	$673,244	100%	$738,371	100%	$(65,127)	(9)%

Legal and professional fees were a major component of our G&A expenses, representing 19% and 1% of our total G&A expenses during the six (6) months ended December 31, 2009 and 2008, respectively.  Legal and professional fees increased by $123,985, or 2,123%, during the six (6) months ended December 31, 2009.  This increase was due to the increase in legal expenses in the United States by our management for consultation of operating activities.

Travel and accommodations have been a major component of our G&A expenses, representing 19% and 12% of our total G&A expenses during the six (6) months ended December 31, 2009 and 2008, respectively.  Travel and accommodations increased by $40,694, or 47%, during the six (6) months ended December 31, 2009.  This increase was due to the increase in travel to and from the United States by our management for investor relations activities.

Rental expense also decreased by $96,390, or 62%, to $58,797 during the six (6) months ended December 31, 2009 from $155,187 during the same period in 2008.  This decrease is attributable to the reduction in rent for office space in the Beijing area.

Allowance for Doubtful Accounts

There was an allowance for doubtful accounts of $883,906 and $932,338 during the six (6) months ended December 31, 2009 and 2008, respectively.  This decrease is attributable to the outstanding receivable over 90 days resulted from the impact of the global financial crisis.  The Company will improve its credit control to reduce this in the future.

Interest Income, Net

Net interest income during the six (6) months ended December 31, 2009 was $49, which represents a $22,769 or 100% decrease from $22,818 of net interest income during the six (6) months ended December 31, 2008.

Income Taxes

Income taxes during the six (6) months ended December 31, 2009 increased by $367,851, or 29%, to $1,650,981 from $1,283,130 during the six (6) months ended December 31, 2008.  This increase is attributable to the increase in operating income of our subsidiary NFA, which was subject to a CIT rate of 25%, and our subsidiary ZYTX, which was subject to a CIT rate of 15%, during the six (6) months ended December 31, 2009.

Net Income

Net income for the six (6) months ended December 31, 2009 increased by $1,059,746, or 33%, to $4,305,016 from $3,245,270 for the six (6) months ended December 31, 2008. This increase is attributable to the increase in software development revenue of $4,882,929 for the six (6) months ended December 31, 2009.

Results by Segment

The Company determined that there were three (3) reportable business segments during the six (6) months ended December 31, 2009 and 2008 within the PRC, which are software development, online insurance advertising and insurance agency.  Each segment is described below.

Software Development

	2009		2008		Variance

Revenues, net	$6,814,290	100%	$1,931,361	100%	$4,882,929	253%
COS	57,692	1%	32,236	2%	25,456	79%
Gross profit	$6,756,598	99%	$1,899,125	98%	$4,857,473	256%

Revenues from software development during the six (6) months ended December 31, 2009 increased by $4,882,929, or 253%, to $6,814,290 from $1,931,361 during the six (6) months ended December 31, 2008.  This increase is attributable to the completion of eight (8) projects during the six (6) months ended December 31, 2009.

Gross profit during the six (6) months ended December 31, 2009 increased by $4,857,473 or 256% as a result of our increase in revenue.  Details of COS are summarized as below:

	2009		2008		Variance

Salaries and allowances	$31,440	54%	$23,986	74%	$7,454	31%
Depreciation	4,373	8%	5,181	16%	(808)	(16)%
Other	21,879	38%	3,069	10%	18,810	613%
	$57,692	100%	$32,236	100%	$25,456	79%

Salaries and allowances were major components of COS for software development income for both the six (6) months ended December 31, 2009 and 2008.  Salaries and allowances increased by $7,454, or 31%, to $31,440 during the six (6) months ended December 31, 2009 as compared to $23,986 during the six (6) months ended December 31, 2008.

Our Software Development segment is the only segment not subject to business tax and levies under existing PRC tax laws.  As a result, no business tax and levy expenses were incurred during the six (6) months ended December 31, 2009 and 2008.

Online Insurance Advertising

	2009		2008		Variance

Revenues, net	$1,937,793	100%	$7,098,892	100%	$(5,161,099)	(73)%
COS	266,564	14%	439,192	6%	(172,628)	(39)%
Gross profit	$1,671,229	86%	$6,659,700	94%	$(4,988,471)	(75)%

Revenues from our online insurance advertising segment during the six (6) months ended December 31, 2009 decreased by $5,161,099, or 73%, to $1,937,793 from $7,098,892 during the six (6) months ended December 31, 2008.  This decrease is due to the fact that insurance agents failed to renew their agreements with the Company to advertise on the Company’s website.

The Company maintained stable COS and GP ratios during December 31, 2009 and 2008.

	2009		2008		Variance

Business tax and levies	$106,579	40%	$390,439	89%	$(283,860)	(73)%
Salaries and allowances	-	0%	27,909	6%	(27,909)	(100)%
Depreciation	2,312	1%	215	0%	2,097	976%
Amortization	151,452	57%	-	0%	151,452	100%
Other	6,221	2%	20,629	5%	(14,408)	(70)%
	$266,564	100%	$439,192	100%	$(172,628)	(39)%

Amortization was the major component of COS for online advertising income during the six (6) months ended December 31, 2009, which increased by $151,452, or 100%, to $151,452 as compared with $0 during the six (6) months ended December 31, 2008.

Insurance Agency

	2009		2008		Variance

Revenues	$61,770	219%	$366,800	10,750%	$(305,030)	(83)%
Discounts allowed	33,581	119%	363,388	10,650%	(329,807)	(91)%
Revenues, net	28,189	100%	3,412	100%	24,777	726%
COS	472,923	1,678%	37,389	1096%	435,534	1,165%
Gross profit	$(444,734)	(1,578)%	$(33,977)	(996)%	$(410,757)	1,209%

Our insurance agency revenue for the six (6) months ended December 31, 2009 decreased by $305,030, or 83%, to $61,770 from $366,800 during the six (6) months ended December 31, 2008.  This decrease is attributable to the turbulence of the insurance agency market.

Revenue from our insurance agency business has been subject to business tax and levies during the six (6) months ended December 31, 2009 and 2008.  The COS mainly consists of business tax and levies of 5.5% of gross revenue, net of returned commissions for cancelled policies, amounting to $3,529 for the six (6) months ended December 31, 2009, compared with $22,182 for the six (6) months ended December 31, 2008.

As the income from our insurance agency business has developed, the COS and GP ratios for both the six (6) months ended December 31, 2009 and 2008 fluctuated.

	2009		2008		Variance

Business tax and levies	$3,529	1%	$22,182	59%	$(18,653)	(84)%
Salaries and allowances	-	0%	14,809	40%	(14,809)	(100)%
Depreciation	-	0%	398	1%	(398)	(100)%
Amortization	469,326	99%	-	0%	469,326	100%
Other	68	0%	-	0%	68	100%
	$472,923	100%	$37,389	100%	$435,534	1,165%

Except for business tax and levies, amortization was a major component of COS for the six (6) months ended December 31, 2009.  As we commenced our usage of our new application software, amortization on such software was charged to COS.

Administration

	2009		2008		Variance

Revenues	$3,284	0%	$-	0%	$3,284	100%
COS	435,228	100%	281,596	100%	153,632	55%
Gross profit	$(431,944)	(100)%	$(281,596)	(100)%	$(150,348)	53%

Administration revenues included the inter-company service income from ZYTX to NFA and non-recurring supporting services to customers.  The inter-company service income from ZYTX to NFA was eliminated in consolidation.  Under relevant PRC tax laws, service income of NFA was subject to business tax and levies of 5.5% on revenue, which was recognized as a COS of administration.

Material Commitments

Lease Commitments

The Company occupies office spaces leased from third parties.  For the six months ended December 31, 2009 and 2008, the Company recognized $58,797 and $155,859, respectively, as rental expense for these spaces.  As of December 31, 2009, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount

2010	$51,400
2011	92,504
2012	7,576
$151,480

Purchase of Electronic Products

As of December 31, 2009, the Company has outstanding commitments of $702,042 (Rmb4,800,000) with respect to the purchase of electronic products of $20,476,219 (Rmb140,000,000) due within one year as follows:

Payment Due Dates	Amount

On or before April 20, 2010	$702,042

Expected Product Delivery Dates	Units

February 20, 2010	20,000
April 20, 2010	20,000
May 20, 2010	30,000
70,000

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of December 31, 2009, the Company had $424,796 in bank deposits with a bank in China, which constituted approximately 98.2% of its total cash and cash equivalents.

Set forth below is a summary of our Statement of Cash Flows during the three (3) months ended September 30, 2009:

	2009	2008	Variance

Net cash (used in) provided by
Operating activities	$(316,860)	$2,804,856	$(3,121,716)	(111)%
Investing activities	(724,083)	(4,805,537)	4,081,454	(85)%
Financing activities	274,440	77	274,363	356,316%
Net change in cash and cash equivalents	(766,503)	(2,000,604)	1,234,101	(62)%

Effect of exchange rate changes on cash and cash equivalents	(18,207)	28,417	(46,624)	(164)%

Cash and cash equivalents at beginning of period	1,217,085	4,567,853	(3,350,768)	(73)%

Cash and cash equivalents at end of period	$432,375	$2,595,666	$(2,163,291)	(83)%

Cash flows used in operating activities during the six (6) months ended December 31, 2009 were equal to $316,860, representing a decrease of $3,121,716 or 111%, as compared with cash flows provided by operating activities of $2,804,856 during the six (6) months ended December 31, 2008. The major decrease in cash flows from operating activities was primarily due to the prepayment for electronic products that will be inventoried upon receipt.

Cash flows used in investing activities was $724,083 during the six (6) months ended December 31, 2009, which represented a decrease of $4,081,454 or 85%, as compared to $4,805,537 at December 31, 2008. This decrease is mainly attributable to our acquisition of GHIA during the six (6) months ended December 31, 2009.

For the six (6) months ended December 31, 2009, cash provided by financing activities was $274,440, which represented an increase of $274,363, or 3,563 times, as compared to $77 for the six (6) months ended December 31, 2008. This amount represented an advance from a director to the Company for operating expenses of the Company.

Liquidity

The primary source of liquidity had been cash generated from operations, which included cash inflows from currency translation activities. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our contractual obligations, commitments and debt service requirements over the next 12 months are shown below.

Taxation

Of the $8,255,435 of income taxes payable at December 31, 2009, $8,249,156 represents the amount of income taxes payable by NFA.  Of the $8,249,156 of income taxes payable, $4,508,167 was due on April 30, 2009 and $3,740,989 is due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of CIT due on April 30, 2009 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

Of the $2,593,083 of business tax payable at December 31, 2009, $1,495,788 was due on April 30, 2009 and $1,097,295 is due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of business tax due on April 30, 2009 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

If the response from the tax authorities is adverse, the Company may have a shortage of working capital and may need additional funding to maintain its operations.

Commitments

As of December 31, 2009, the Company had outstanding commitments equal to $702,042 (Rmb4,800,000) with respect to the purchase of electronic products of $20,476,219 (Rmb140,000,000) due within one year and the details are stated in the “Material Commitments” subsection above.

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

As of December 31, 2009, all of our capital is equity capital and we have not made any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements for the next twelve (12) months. As for our business development, the Company may consider raising additional funds for the following future business plans if conditions are suitable:

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

The Company has $424,796 and $1,207,171 in bank deposits in the banks in China, which constitutes about 98.2% and 99.9% of its total cash and cash equivalents as of December 31, 2009 and June 30, 2009, respectively.  Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests.  However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007.  The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks.  Under the new Bankruptcy Law, a Chinese bank may go bankrupt.  In addition, since China’s concession to World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of RMB businesses to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased.  In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

As of December 31, 2009, accounts receivable consist primarily of insurance agency of 100% and as of June 30, 2009, accounts receivable consist primarily of software development clients and insurance agents of online insurance advertising, approximately 15% and 84%, respectively.  Regarding the Company’s online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the six months ended December 31, 2009 and year ended June 30, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report in order to determine whether the  information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.  We have identified as a material weakness the fact that there is a lack of sufficient accounting staff at the Company which results in a lack of effective controls which are necessary for a good system of internal control over financial reporting.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) for the Company.  Although there were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, management had assessed its controls for its financial reporting as of June 30, 2009 and had identified the following material weaknesses, which continue to exist as of December 31, 2009:

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

We will begin implementing additional oversight and review of certain accounts and postings, and also financial reporting on or before March 15, 2010.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as a defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of December 31, 2009, there was no such outstanding litigation.

ITEM 1A. RISK FACTORS

As a small reporting company, we are not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2009, the Company had no unregistered sales of equity securities.

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

Date: February 16, 2010	By:	/s/ Junjun Xu
	Name:	Junjun Xu
	Its:	Chief Executive Officer

Date: February 16, 2010	By:	/s/Mingfei Yang
	Name:	Mingfei Yang
	Its:	Chief Financial Officer and
Principal Accounting Officer