Form 10-Q
period 2010-03-31
China INSOnline Corp.
filed 2010-05-27
CIK 860131

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

N/A
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

As of May 14, 2010, there are 40,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INSONLINE CORP.

AND

SUBSIDIARIES

Condensed Consolidated Financial Statements
For The Three And Nine Months Ended March 31, 2010 and 2009
(Unaudited)

CHINA INSONLINE CORP.

AND

SUBSIDIARIES

TABLE OF CONTENTS
Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2010 (UNAUDITED) AND JUNE 30, 2009	F-2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)	F-5 – F-17

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	June 30, 2009
ASSETS
Cash and cash equivalents	$422,475	$1,217,085
Accounts receivable, net of allowance for doubtful accounts of $910,511 and $26,302 at March 31, 2010 and June 30, 2009, respectively	4,627	7,764,537
Prepayments and deposits	20,471,091	5,428,848
Other receivables	585,511	2,385
Deferred taxes	749,394	466,828
Total Current Assets	22,233,098	14,879,683

Fixed assets, net	146,032	212,591
Software, net	9,649,170	2,963,136
Prepayments for software	-	6,981,952
Goodwill	4,473,787	4,473,787
Deposits	2,926	78,093
Deferred taxes	129,277	65,447
Total Long-Term Assets	14,401,192	14,775,006

TOTAL ASSETS	$36,634,290	$29,654,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$-	$150,514
Other payables and accrued liabilities	514,600	638,169
Business tax payable	2,719,834	2,097,456
Amount due to director	680,302	253,506
Income taxes payable	8,321,743	6,260,070
Deferred taxes	48,108	90,644
Total Current Liabilities	12,284,587	9,490,359

COMMITMENTS AND CONTINGENCY

SHARHOLDERS’ EQUITY
Common stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	40,000	40,000
Additional paid-in capital	86,360	86,360
Retained earnings (restricted portion of $1,055,584 at March 31, 2010 and June 30, 2009)	23,491,705	19,291,210
Accumulated other comprehensive income	731,638	746,760
Total Shareholders’ Equity	24,349,703	20,164,330

TOTAL LIABILITIES AND SHARHOLDERS’ EQUITY	$36,634,290	$29,654,689

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

REVENUES, NET	$670,232	$3,989,716	$9,454,739	$13,047,434

COST OF SALES	463,434	390,206	1,695,881	1,182,668
GROSS PROFIT	206,798	3,599,510	7,758,858	11,864,766

Selling expenses	4,113	62,082	36,861	228,409
Advertising expenses	-	90	-	1,906,559
General and administrative expenses	283,024	558,814	956,286	1,299,047
Allowance for doubtful accounts	-	-	884,018	934,987

(LOSS) INCOME FROM OPERATIONS	(80,339)	2,978,524	5,881,693	7,495,764

Loss on sale of fixed assets	-	-	(5,307)	-
Interest (expense) income, net	(17)	1,448	32	24,332

(LOSS) INCOME FROM OPERATIONS BEFORE INCOME TAXES	(80,356)	2,979,972	5,876,418	7,520,096

Income taxes	24,739	785,778	1,675,923	2,072,274

NET (LOSS) INCOME	(105,095)	2,194,194	4,200,495	5,447,822

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	3,113	(10,681)	(15,122)	14,149
COMPREHENSIVE (LOSS) INCOME	$(101,982)	$2,183,513	$4,185,373	$5,461,971

NET (LOSS) INCOME PER SHARE

- BASIC AND DILUTED	$0.00	$0.05	$0.11	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING

- BASIC AND DILUTED	40,000,000	40,000,000	40,000,000	40,000,000

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,200,495	$5,447,822
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	59,901	78,400
Amortization	1,023,039	311,554
Loss on sale of fixed assets	5,307	-
Deferred taxes	(388,932)	(387,788)
Allowance for doubtful accounts	883,906	934,987
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	6,876,004	(2,568,904)
Other receivables	(583,126)	1,015,347
Prepayments and deposits	(14,967,076)	1,168,190
Accounts payable	(150,514)	138,265
Other payables and accrued liabilities	(123,569)	114,799
Business tax payable	622,378	716,629
Income taxes payable	2,061,673	2,467,397
Deferred revenue	-	(63,583)
Net cash (used in) provided by operating activities	(480,514)	9,373,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	-	(5,715,919)
Acquisition of equipment	(1,840)	(119,727)
Acquisition of software	(725,431)	(731,433)
Prepayment for software	-	(6,921,547)
Proceeds from sale of fixed assets	3,189	-
Net cash used in investing activities	(724,082)	(13,488,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a director	426,796	-
Repayment to a director	-	(28,602)
Net cash provided by (used in) financing activities	426,796	(28,602)

NET DECRESASE IN CASH AND CASH EQUIVALENTS	(777,800)	(4,144,113)
Effect of exchange rate changes on cash	(16,810)	14,901
Cash and cash equivalents, at beginning of the period	1,217,085	4,567,853
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$422,475	$438,641

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
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

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

3.           Principles of Consolidation

The condensed consolidated financial statements included the accounts of CHIO and the following subsidiaries:

a)	Rise & Grow – 100% subsidiary of CHIO;

b)	ETI – 100% subsidiary of CHIO;

c)	NFA – 100% subsidiary of Rise & Grow;

d)	RZYC – 100% subsidiary of ETI;

e)
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

f)	GHIA – 100% subsidiary of Rise & Grow through ZYTX to act as legal owner in China.

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
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
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

The Company’s financial instruments include accounts receivable, prepayment and deposits, other receivables, accounts payable, other payables and accrued liabilities, business tax payable, amount due to director, income tax payable and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
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
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product.  For the nine months ended March 31, 2010 and 2009, the Company recognized $33,585 and $465,520, respectively, as a reduction of revenue for the discount offered to its customers.

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

	March 31, 2010	June 30, 2009	March 31, 2009
Period end RMB: US$ exchange rate	6.8361	6.83191	-
Period average RMB: US$ exchange rate	6.8377	-	6.8283
Period end HKD: US$ exchange rate	7.7647	7.7501	-
Period average HKD: US$ exchange rate	7.7554	-	7.7694

(g)           Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the periods presented.

(h)           Goodwill

In accordance with ASC 805, Business Combination (formerly SFAS No.141, Business Combination), the total purchase price in a business combination is allocated to their fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values at the acquisition date, being recorded as goodwill. In accordance with ASC 350, Intangibles – Goodwill and Other (formerly SFAS No.142, Goodwill and Other Intangible Assets), goodwill is not amortized. Instead, it is tested for impairment on an accrual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. For the period ended March 31, 2010, the Company did not identify any potential impairment related to its goodwill.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
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
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
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

Existing U.S. GAAP requires a company to use Vendor-Specific Objective Evidence (“VSOE”) or third party evidence of selling price to separate deliverables in a multiple-deliverable arrangement.  The revised guidance will allow the use of an estimated selling price, if neither VSOE nor third-party evidence is available.  The revised guidance will require additional disclosures of information about an entity’s multiple-deliverable arrangements.  The requirements of the revised guidance may be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted.  The Company is currently evaluating the impact of the update on its financial position and results of operations and does not plan to early or retroactively adopt the new guidance.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The adoption of this guidance did not have an impact on its consolidated financial position or results of operations.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

6.           Prepayments and Deposits

Prepayments and deposits represent the following:
	March 31, 2010	June 30, 2009
	(Unaudited)
Electronic products	$20,435,629	$5,386,497
Financial consultant	30,000	30,000
Rents	2,829	12,351
Other	2,633	-
	$20,471,091	$5,428,848

On October 15, 2009, the Company amended an agreement for the purchase of electronic products for the promotion of the insurance agency business amounting to $20,479,514 (RMB140,000,000).  For the nine months ended March 31, 2010, the Company made a 99% prepayment for the products of $20,435,629 (RMB139,700,000). As part of the business restructuring, the Company is planning to sell its subsidiary ZYTX to potential buyer, which will include the prepayment of electronic products in ZYTX’s balance sheet. Also see Notes 10 and 13.

Prepaid rents represent rents prepaid to landlords, for the period from one to eleven months in accordance with the operating lease agreement, for the offices of the Company.

7.           Other Receivables

On January 22, 2010, the Company advanced an unsecured loan of $585,129 (RMB4,000,000) to an unrelated party at an interest rate of 4.86% per annum and it is repayable on August 22, 2010.

8.           Software

Software consists of the following by segment:

	March 31, 2010	June 30, 2009
At cost:	(Unaudited)
Online insurance advertising	$8,012,630	$2,115,712
Insurance agency	3,242,085	1,429,929
	11,254,715	3,545,641
Less: Accumulated amortization
Online insurance advertising	414,193	300,242
Insurance agency	1,191,352	282,263
	1,605,545	582,505

Software, net	$9,649,170	$2,963,136

There were five software packages and three software packages used in the Company’s two segments as of March 31, 2010 and June 30, 2009, respectively.  Amortization expense for the nine months ended March 31, 2010 and 2009 was $1,023,039 and $311,554, respectively.

Amortization expense for the next five years and thereafter is as follows:

Year ending June 30,	Amount
2010	$620,778
2011	1,241,556
2012	1,241,556
2013	1,241,556
2014	1,241,556
Thereafter	4,062,168
Total	$9,649,170

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
9.           Taxes

(a) Corporation Income Tax (“CIT”)

The Company has not recorded a provision for U.S. federal income taxes for the period ended March 31, 2010 due to the net operating loss carry forward in the United States.

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.  Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for NFA, the wholly owned subsidiary, is 25%.

Of the $8,321,743 of income taxes payable at March 31, 2010, $8,315,463 represents the amount of income taxes payable by NFA.  Of the $8,315,463 of income taxes payable by NFA, $4,508,167 was due on April 30, 2009 and $3,807,296 was due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of CIT due on April 30, 2009 and April 30, 2010 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

ZYTX, a VIE of the Company, enjoys a favorable tax rate of 15% as it is considered as a high technology company by the Chinese government. ZYTX is also entitled to a full exemption from CIT for the first two years from January 1, 2007 to December 31, 2008.  Starting from January 1, 2009, the CIT rate of ZYTX is 15%.  ZYTX is exempted from CIT for the six months period from July 1, 2008 to December 31, 2008 and for 15% for the twelve months period from January 1, 2009 to December 31, 2009.  For the nine months ended March 31, 2010, the CIT for ZYTX was $0 as ZYTX has transferred all its net income to its primary beneficiary, NFA.

The applicable CIT rate for GHIA is 25%.  For the nine months ended March 31, 2010, the CIT for GHIA was $6,280, which should be payable on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of CIT due on April 30, 2010 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

Some of the tax concession granted to eligible companies prior to the new CIT law is grand fathered. The new CIT Law has an impact on the deferred tax assets and liabilities of the Company. The Company adjusted deferred tax balances as of March 31, 2010 and June 30, 2009 based on the current applicable tax rate and will continue to assess the impact of such new law in the future. Effects arising from the enforcement of the new CIT Law were reflected into the accounts by best estimates.

Pursuant to the Inland Revenue Ordinance of Hong Kong, Rise & Grow is subject to Hong Kong Profits Tax at 16.5% for the period ended March 31, 2010 and the year ended June 30, 2009. As Rise & Grow has no assessable profits for the nine months ended March 31, 2010 and the year ended June 30, 2009, no provision for profits tax has been made.

Computed “expected” expense of the Company was calculated using 25% income tax rate for the nine and three months ended March 31, 2010 and 2009, respectively.

Income tax expense is summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Computed “expected” expense	$(20,089)	$744,993	$1,469,105	$1,880,024
Favorable tax rate effect	12,977	6,323	120,404	157,769
Permanent differences	31,851	34,462	86,414	34,481
Income tax expense	$24,739	$785,778	$1,675,923	$2,072,274

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

9.           Taxes (Continued)

(a)           Corporation Income Tax (“CIT”) (Continued)

Provision for income tax expense is summarized as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$64,981	$830,346	$2,065,036	$2,412,907
Deferred	(40,242)	(44,568)	(389,113)	(340,633)
Income tax expense	$24,739	$785,778	$1,675,923	$2,072,274

The tax effects of temporary differences that give rise to the Company’s deferred tax assets and liabilities are as follows:

	March 31, 2010	June 30, 2009
Deferred tax assets:	(Unaudited)
Social welfare expenses	$39,668	$39,693
Consumable expenses	2,792	6,271
Discounts allowed	1,489	1,490
Business tax	472,054	358,915
Allowance for doubtful accounts	136,577	3,945
Tax loss	86,964	56,500
Amortization	7,040	-
Depreciation	705	-
Other	2,091	14
Total current deferred tax assets	749,380	466,828

Amortization	125,829	56,727
Depreciation	3,448	8,720
Total long-term deferred tax assets	129,277	65,447

Total deferred tax assets	878,657	532,275

Deferred tax liabilities:
Commission income	5,446	5,449
Rental income	-	21,053
Disposal income	-	38,786
Consultancy fee	4,506	4,509
Amortization	38,070	18,997
Depreciation	-	1,764
Other	86	86
Total current deferred tax liabilities	48,108	90,644

Net deferred tax assets	$830,549	$441,631

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
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

9.           Taxes (Continued)

(b)	Business Tax

Pursuant to the relevant PRC tax laws, the Company is subject to business tax at 5% of the gross sales, excluding software development income.  For the periods ended March 31, 2010 and 2009, the Company incurred a total business tax of $598,608 and $1,038,636, respectively, which is included in the cost of sales in the accompanying condensed consolidated statement of income and comprehensive income.

The business tax payable is $2,719,834 and $2,097,456 at March 31, 2010 and June 30, 2009, respectively.  Of the $2,719,834 of business tax payable at March 31, 2010, $1,495,788 was due on April 30, 2009 and $1,224,046 was due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of business tax which was due on April 30, 2009 and April 30, 2010 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

10.           Commitments and Contingency

(a)           Lease Commitments

The Company occupies office spaces leased from third parties.  For the nine months ended March 31, 2010 and 2009, the Company recognized $86,846 and $252,499, respectively, as rental expense for these spaces.  As of March 31, 2010, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount
2010	$7,898
2011	18,428
$26,326

(b)           Purchase of Electronic Products

As of March 31, 2010, the Company has outstanding commitments of $43,885 (Rmb300,000) with respect to the purchase of electronic products of $20,479,514 (Rmb140,000,000) due within one year as follows:

Payment Due Dates	Amount

After the receipt of the last shipment of product	$43,885

Subject to the request from the supplier on May 10, 2010, the Company agreed to extend the delivery dates for the electronic products as below:

Expected Product Delivery Dates	Units

July 31, 2010	40,000
August 31, 2010	30,000
40,000

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

10.           Commitments and Contingency (Continued)

(c)           Pledge of common stock by significant shareholder

Mr. Zhengyu Wang, a significant shareholder, entered into a loan agreement dated January 8, 2010 with Argyll Investments, LLC, and pledged 2,000,000 common stock of the Company to secure a personal loan of $554,400 at an interest rate of 4% per annum for 36 months.

Mr. Zhengyu Wang, a significant shareholder, entered into a loan agreement dated February 16, 2010 with Argyll Investments, LLC, and pledged 2,000,000 common stock of the Company to secure a personal loan of $705,600 at an interest rate of 4% per annum for 36 months.

11.           Certain Risks and Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company has $316,227 and $1,207,171 in bank deposits in the banks in China, which constitutes about 98.9% and 99.9% of its total cash and cash equivalents as of March 31, 2010 and June 30, 2009, respectively.  Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests.  However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007.  The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks.  Under the new Bankruptcy Law, a Chinese bank may go bankrupt.  In addition, since China’s concession to World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of RMB businesses to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased.  In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

As of March 31, 2010, accounts receivable consist primarily of insurance agency of 100%. As of June 30, 2009, accounts receivable consist primarily of software development clients and insurance agents of online insurance advertising, approximately 15% and 84%, respectively.  Regarding the Company’s online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the nine months ended March 31, 2010 and year ended June 30, 2009.

The concentration of sales for the nine months ended March 31, 2010 and 2009, and accounts receivable at March 31, 2010 and June 30, 2009 are summarized as follows:

	Sales		Accounts Receivable
	March 31, 2010	March 31, 2009	March 31, 2010	June 30, 2009
Software Development	(Unaudited)	(Unaudited)	(Unaudited)
Company A	60%	-	-	-
Company B	12%	-	-	-
Company C	-	10%	-	-
Company D	-	10%	-	-
Company E	-	4%	-	-
Company F	-	-	-	10%
Company G	-	-	-	5%
	72%	24%	0%	15%

Online Insurance Advertising	27%	75%	0%	84%

Insurance Agency	1%	1%	100%	1%

Total	100%	100%	100%	100%

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

12.           Segment Information

Based on criteria established by ASC 280, Segment Reporting, (formerly SFAS 131, Disclosures about Segments of an Enterprise and Related Information), the Company operates three business segments for the three and nine months ended March 31, 2010 and 2009, which are software development, online insurance advertising and insurance agency within the PRC.  The following is the summary information by segment as of March 31, 2010 and June 30, 2009 and for the three and nine months ended March 31, 2010 and 2009:

	Software Development	Online Insurance Advertising	Insurance Agency	Administra-tion	Total
Nine Months Ended March 31, 2010	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue, net	$6,815,157	$2,596,156	$32,890	$10,536	$9,454,739
Cost of sales	57,699	378,530	807,619	452,033	1,695,881
Gross profit (loss)	$6,757,458	$2,217,626	$(774,729)	$(441,497)	$7,758,858

Three Months Ended March 31, 2010
Revenue, net	$-	$658,280	$4,700	$7,252	$670,232
Cost of sales	-	111,960	334,719	16,755	463,434
Gross profit (loss)	$-	$546,320	$(330,019)	$(9,503)	$206,798

March 31, 2010
Long-lived assets	$29,537	$7,024,917	$7,140,006	$206,732	$14,401,192
Current assets	$-	$-	$20,468,215	$1,764,883	$22,233,098

Nine Months Ended March 31, 2009
Revenue, net	$3,254,893	$9,790,377	$2,164	$-	$13,047,434
Cost of sales	35,502	614,158	60,580	472,428	1,182,668
Gross profit (loss)	$3,219,391	$9,176,219	$(58,416)	$(472,428)	$11,864,766

Three Months Ended March 31, 2009
Revenue, net	$1,318,584	$2,672,412	$(1,280)	$-	$3,989,716
Cost of sales	3,174	173,788	23,135	190,109	390,206
Gross profit (loss)	$1,315,410	$2,498,624	$(24,415)	$(190,109)	$3,599,510

June 30, 2009
Long-lived assets	$53,592	$1,817,578	$12,648,168	$255,668	$14,775,006
Current assets	$1,214,889	$6,528,069	$92,470	$7,044,255	$14,879,683

13.         Subsequent Event

On May 18, 2010, the Board of the Company approved an internal restructure plan which would lead the Company to concentrate its resources on the online insurance agency business.  NFA and ZYTX that include all assets from the software development and online insurance advertising segments, and plan to sell the Company's Subsidiaries at market price.  The Company is currently identifying potential buyers for these Subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Organizational Structure of Rise & Grow, NFA, ZYTX, GHIA, Ever Trend and Run Ze Yong Cheng

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

On January 14, 2010, the Company acquired a Hong Kong limited company, Ever Trend Investment Limited (“ETI”), for investment holding purpose.

On March 25, 2010, Run Ze Yong Cheng (Beijing) Technology Co. Limited (“RZYC”), a company registered in the PRC, was established and incorporated by ETI as a wholly foreign owned enterprise for future business development purposes.  According to the relevant regulation the registered capital of RMB100,000 should be injected on or before September 24, 2010.  ETI’s sole business is to act as a holding company for RZYC.

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

On April 2, 2009, Zhi Bao Da Tong (Beijing) Technology Co., Ltd changed its name into New Fortune Associate (Beijing) Information Technology Co., Ltd.

On January 14, 2010, the Company acquired a Hong Kong limited company, Ever Trend Investment Limited (“ETI”), for investment holding purpose.

On March 25, 2010, Run Ze Yong Cheng (Beijing) Technology Co. Limited (“RZYC”), a company registered in the PRC, was established and incorporated by ETI as a wholly foreign owned enterprise for future business development purposes.  According to the relevant regulation the registered capital of RMB100,000 should be injected on or before September 24, 2010.  ETI’s sole business is to act as a holding company for RZYC.

Restructuring of the Business Operation

On May 18, 2010, the Board of the Company approved an internal restructure plan which would lead the Company to concentrate its resources on the online insurance agency business.  NFA and ZYTX and their operating segments, including all assets from the software development and online insurance advertising segments, may be sold to third parties at market price.  The Company is currently identifying potential buyers for these segments.

After the restructuring, the Company would retain the online insurance agency business and focus on its products and services in the following areas:

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

Employees

With the anticipated business restructuring as discussed above, the Company will be keeping its current employees and do not plan to employ any significant amounts of employees in the following year. The Company reviews this plan from time and will adjust it accordingly as necessary.

Cash Requirements

As of the date of this report, all of our capital is equity capital and we do not have any debt financing with any bank or other financial institutions, except for the advance from our director. As our business develops, the Company considers raising additional funds if conditions are suitable.

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

The Company’s financial instruments include accounts receivable, prepayment and deposits, other receivables, accounts payable, other payables and accrued liabilities, business tax payable, amount due to director, income tax payable and deferred taxes. We estimated that the carrying amount approximates fair value due to their short-term nature.

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

Cash consideration includes discounts and other offers that entitle a customer to receive a reduction in the price of a product.  For the nine (9) months ended March 31, 2010 and 2009, the Company recognized $33,585 and $465,520, respectively, as a reduction of revenue for the discount offered to its customers.

Goodwill

In accordance with ASC 805 Business Combination (formerly SFAS No.141, Business Combination), the total purchase price in a business combination is allocated to their fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values at the acquisition date being recorded as goodwill. In accordance with ASC 350, Intangibles – Goodwill and Other (formerly SFAS No.142, Goodwill and Other Intangible Assets), goodwill is not amortized. Instead, it is tested for impairment on an accrual basis or more frequently whenever events or changes in circumstances indicate that goodwill may be impaired. For the period ended March 31, 2010, the Company did not identify any potential impairment related to its goodwill.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The Company does not expect the adoption will have an impact on its consolidated financial position or results of operations.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations. See Note 5 - Fair Value Measurements for the disclosure required under the updated guidance.

Results of Operations For the Three (3) Months Ended March 31, 2010 Compared To the Three (3) Months Ended March 31, 2009

Our operating results are presented on a condensed consolidated basis for the three (3) months ended March 31, 2010, as compared to the three (3) months ended March 31, 2009.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three (3) months ended March 31, 2010 and 2009:

	2010		2009		Variance

REVENUES	$670,232	100%	$4,091,607	103%	$(3,421,375)	(84%)
DISCOUNT ALLOWED	-	0%	101,891	3%	(101,891)	(100%)
REVENUES, NET	670,232	100%	3,989,716	100%	(3,319,484)	(83%)
COST OF SALES	463,434	69%	390,206	10%	73,228	19%
GROSS PROFIT	206,798	31%	3,599,510	90%	(3,392,712)	(94%)
Selling expenses	4,113	1%	62,082	2%	(57,969)	(93%)
Advertising expenses	-	0%	90	1%	(90)	(100%)
General and administrative expenses	283,024	42%	558,814	13%	(275,790)	(49%)
(LOSS)INCOME FROM OPERATIONS	(80,339)	(12%)	2,978,524	75%	(3,058,863)	(102%)
Interest (expense) income, net	(17)	0%	1,448	0%	(1,465)	(101%)
(LOSS) INCOME BEFORE TAXES	(80,356)	(12%)	2,979,972	75%	(3,060,328)	(103%)
Income taxes	24,739	4%	785,778	20%	(761,039)	(97%)
NET (LOSS) INCOME	$(105,095)	(16%)	$2,194,194	55%	$(2,299,289)	(105%)

Revenues

The Company’s consolidated revenues were $670,232 for the three (3) months ended March 31, 2010, which represents a $3,421,375 or 84% decrease from $4,091,607 for the three (3) months ended March 31, 2009. This decrease was primarily the result of a decline in our online advertising income and software development income.

	2010		2009		Variance
Software development	$-	0%	$1,318,585	33%	$(1,318,585)	(100%)
Online insurance advertising	658,280	98%	2,672,412	65%	(2,014,132)	(75%)
Insurance agency	4,700	1%	100,610	2%	(95,910)	(95%)
Others	7,252	1%	-	0%	7,252	100%
Total Revenues	$670,232	100%	$4,091,607	100%	$(3,421,375)	(84%)

Online insurance advertising revenue decreased by 75%, or $2,014,132, to $658,280 during the three (3) months ended March 31, 2010 from $2,672,412 during the three (3) months ended March 31, 2009.  This decrease is due to the fact that we were temporarily unable to obtain purchase orders from certain insurance agencies and insurance serving companies during the fiscal quarter ended March 31, 2010. Purchase orders from the insurance agencies and insurance serving companies during the first part of the fiscal quarter ended June 30, 2010 have increased compared with the purchase orders we received during the fiscal quarter ended March 31, 2010 and we expect that our business will resume to normal levels during the next few fiscal quarters.

Software development revenues decreased by $1,318,585, or 100%, to $0 during the three (3) months ended March 31, 2010 from $1,318,585 during the three (3) months ended March 31, 2009.  This significant decrease was primarily due to the fact that we were temporarily unable to obtain purchase orders from certain customers in our software development market during the fiscal quarter ended March 31, 2010. We expect that our business will resume to normal levels during the next few fiscal quarters.

Revenue from our insurance agency services during the three (3) months ended March 31, 2010 decreased by $95,910, or 95%, to $4,700 from $100,610 during the same period in 2009.  This decrease is mainly due to the fact that we were temporarily unable to obtain purchase orders from certain insurance agencies and insurance serving companies during the fiscal quarter ended March 31, 2010. Purchase orders from the insurance agencies and insurance serving companies during the first part of the fiscal quarter ended June 30, 2010 have increased compared with the purchase orders we received during the fiscal quarter ended March 31, 2010 and we expect that our business will resume to normal levels during the next few fiscal quarters.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) during the three (3) months ended March 31, 2010 increased by $73,228, or 19%, from $390,206 or 10% of our net revenues to $463,434 or 69% of net revenues.  This increase is primarily attributable to the significant increase in amortization of $402,282, or 100%, due to amortization of the application software for revenue earning activities that occurred during the three (3) months ended March 31, 2010.

	2010		2009		Variance

Business tax and levies	$53,226	11%	$342,625	87%	$(289,399)	(84%)
Salaries and allowances	3,951	1%	38,057	10%	(34,106)	(90%)
Depreciation	3,110	1%	3,522	1%	(412)	(12%)
Amortization	402,282	87%	-	0%	402,282	100%
Other	865	0%	6,002	2%	(5,137)	(86%)
Total Cost of Sales	$463,434	100%	$390,206	100%	$73,228	19%

Gross Profit

The Company’s consolidated gross profit during the three (3) months ended March 31, 2010 decreased by $3,392,712, or 94%, to $206,798 from $3,599,510 during the three (3) months ended March 31, 2009.  This decrease is attributable to the significant decrease in revenue and also increase in amortization of our software system.

Selling Expenses

Selling expenses decreased by $57,969 or 93%, to $4,113 for the three (3) months ended March 31, 2010, as compared to $62,082 for the three (3) months ended March 31, 2009. This decrease is primarily attributable to our efforts of reducing operating costs and reducing employee headcount in order to maintain our competitiveness in a turbulent market.

	2010		2009		Variance

Salaries and allowances	$3,350	82%	$58,964	95%	$(55,614)	(94%)
Depreciation	743	18%	721	1%	22	3%
Office expenses	-	0%	1,188	2%	(1,188)	(100%)
Other	20	0%	1,209	2%	(1,189)	(98%)
	$4,113	100%	$62,082	100%	$(57,969)	(93%)

Advertising Expenses

No advertising and promotion expenses were incurred during the three (3) months ended March 31, 2010, as compared to $90, or 1% of our net revenue, during the three (3) months ended March 31, 2009. This 100% decrease is attributable to the suspension of our advertising and promotion campaign during the three (3) months ended March 31, 2010 in light of the global financial crisis and our belief that such campaign would not have yielded a significant improvement in sales.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $283,024, or 42% of our net revenues, during the three (3) months ended March 31, 2010 as compared to $558,814, or 14% of our net revenues, during the three (3) months ended March 31, 2009. This decrease of $275,790 or 49% is mainly attributable to the decrease of amortization of our software system, which was classified into COS during the three (3) months ended March 31, 2010, and the decrease in the allowance for doubtful accounts.

	2010		2009		Variance

Salaries and allowances	$79,031	27%	$160,732	28%	$(81,701)	(51%)
Rental	28,048	10%	96,271	17%	(68,223)	(71%)
Building management fee	-	0%	17,178	3%	(17,178)	(100%)
Depreciation	7,849	3%	20,444	4%	(12,595)	(62%)
Amortization	-	0%	109,708	20%	(109,708)	(100%)
Travel & accommodations	58,058	21%	11,859	2%	46,199	390%
Legal & professional fees	82,652	29%	88,036	16%	(5,384)	(6%)
Others	27,386	10%	54,586	10%	(27,200)	(50%
	$283,024	100%	$558,814	100%	$(275,790)	(49%)

Legal and professional fees were a major component of our G&A expenses, representing 29% and 16% of our total G&A expenses during the three (3) months ended March 31, 2010 and 2009, respectively.  Legal and professional fees decreased by $5,384, or 6%, during the three (3) months ended March 31, 2010.  This decrease was due to the decrease in reimbursement expenses from the professional.

Interest Income (Expense), Net

Net interest expense during the three (3) months ended March 31, 2010 was $17, which represents a $1,465 or 101% decrease from $1,448 of net interest income during the three (3) months ended March 31, 2009.

Income Taxes

Income taxes during the three (3) months ended March 31, 2010 decreased by $761,039, or 97%, to $24,739 from $785,778 during the three (3) months ended March 31, 2009.  This decrease is attributable to the decrease in the operating income of the Company during the three (3) months ended March 31, 2010.

Net (Loss) Income

Net loss for the three (3) months ended March 31, 2010 was $105,095, which represents a $2,299,289 or 105% decrease from $2,194,194 of net income during the three (3) months ended March 31, 2009. This decrease is attributable to the decrease in the operating income of the Company during the three (3) months ended March 31, 2010.

Results by Segment

The Company determined that there were three (3) reportable business segments during the three (3) months ended March 31, 2010 and 2009 within the PRC, which are software development, online insurance advertising and insurance agency.  Each segment is described below.

Software Development

	2010		2009		Variance

Revenues, net	$-	-	$1,318,585	100%	$(1,318,585)	(100%)
COS	-	-	3,174	1%	(3,174)	(100%)
Gross profit	$-	-	$1,315,411	99%	$(1,315,411)	(100%)

Revenues from software development during the three (3) months ended March 31, 2010 decreased by $1,318,585, or 100%, to $0 from $1,318,585 during the three (3) months ended March 31, 2009.  This decrease is attributable to no new  project started during the three (3) months ended March 31, 2010.

	2010		2009		Variance

Salaries and allowances	$-	-	$-	0%	$-	-
Depreciation	-	-	3,174	100%	(3,174)	(100%)
Other	-		-	0%	-	-
	$-	-	$3,174	100%	$(3,174)	(100%)

Online Insurance Advertising

	2010		2009		Variance

Revenues, net	$658,280	100%	$2,672,412	100%	$(2,014,132)	(75%)
COS	111,960	17%	173,788	7%	(61,828)	(36%)
Gross profit	$546,320	83%	$2,498,624	93%	$(1,952,304)	(78%)

Revenues from our online insurance advertising segment during the three (3) months ended March 31, 2010 decreased by $2,014,132, or 75%, to $658,280 from $2,672,412 during the three (3) months ended March 31, 2009.  This decrease is due to the fact that we were temporarily unable to obtain purchase orders from certain insurance agencies and insurance serving companies during the fiscal quarter ended March 31, 2010. Purchase orders from the insurance agencies and insurance serving companies during the first part of the fiscal quarter ended June 30, 2010 have increased compared with the purchase orders we received during the fiscal quarter ended March 31, 2010 and we expect that our business will resume to normal levels during the next few fiscal quarters.

The Company GP ratio decreased to 83% for the three (3) months ended March 31, 2010 from 93% for the three months (3) ended March 31, 2009.  This decrease is attributable to the reduction of revenue for the  three (3) months ended March 31, 2010, even through the COS was decreased by 36% or $61,828, to $111,960 for the three (3) months ended March 31, 2010, from $173,788 for the three (3) months ended March 31, 2009.

	2010		2009		Variance

Business tax and levies	$36,206	32%	$146,982	85%	$(110,776)	(75%)
Salaries and allowances	-	-	20,677	11%	(20,677)	(100%)
Depreciation	-	-	127	1%	(127)	(100%)
Amortization	75,754	68%	-		75,754	100%
Other	-	-	6,002	3%	(6,002)	(100)
	$111,960	100%	$173,788	100%	$(61,828)	(36%)

Amortization was the major component of COS for online advertising income during the three (3) months ended March 31, 2010, which increased by $75,754, or 100%, to $75,754 as compared with $0 during the three (3) months ended March 31, 2009.

Insurance Agency

	2010		2009		Variance

Revenues	$4,700	100%	$100,610	(7854%)	$(95,910)	(95%)
Discounts allowed	-	0%	101,891	(7954%)	(101,891)	(100%)
Revenues, net	4,700	100%	(1,281)	100%	5,981	(467%)
COS	334,719	7122%	23,135	(1806%)	311,584	1347%
Gross loss	$(330,019)	(7022%)	$(24,416)	1906%	$(305,603)	1252%

Our insurance agency revenue for the three (3) months ended March 31, 2010 decreased by $95,910, or 95%, to $4,700 from $100,610 during the three (3) months ended March 31, 2009.  This decrease is due to the fact that we were temporarily unable to obtain purchase orders from certain insurance agencies and insurance serving companies during the fiscal quarter ended March 31, 2010. Purchase orders from the insurance agencies and insurance serving companies during the first part of the fiscal quarter ended June 30, 2010 have increased compared with the purchase orders we received during the fiscal quarter ended March 31, 2010 and we expect that our business will resume to normal levels during the next few fiscal quarters.

Revenue from our insurance agency business has been subject to business tax and levies during the three (3) months ended March 31, 2010 and 2009.  The COS mainly consists of business tax and levies of 5.5% of gross revenue, net of returned commissions for cancelled policies, amounting to $266 for the three (3) months ended March 31, 2010, compared with $5,534 for the three (3) months ended March 31, 2009.

As the income from our insurance agency business has developed, the COS and GP ratios for both the three (3) months ended March31, 2010 and 2009 fluctuated.

	2010		2009		Variance

Business tax and levies	$265	1%	$5,534	24%	$(5,269)	(95%)
Salaries and allowances	3,951	1%	17,380	75%	(13,429)	(77%)
Depreciation	3,110	1%	221	1%	2,889	1306%
Amortization	326,528	96%	-	0%	326,528	100%
Other	865	1%	-	0%	865	100%
	$334,719	100%	$23,135	100%	$311,584	1347%

Except for business tax and levies, amortization was a major component of COS for the three (3) months ended March 31, 2010.  As we commenced our usage of our new application software, amortization on such software was charged to COS.

Administration

	2010		2009			Variance

Revenues	$7,252	76%	$-	0%		$7,252	100%
COS	16,755	(176%)	190,109	100%		(173,354)	(91%)
Gross loss	$(9,503)	(100%)	$(190,109)	(100	% )	$(180,606)	(95%)

Administration revenues included the inter-company service income from ZYTX to NFA and non-recurring supporting services to customers.  The inter-company service income from ZYTX to NFA was eliminated in consolidation.  Under relevant PRC tax laws, service income of NFA was subject to business tax and levies of 5.5% on revenue, which was recognized as a COS of administration.

Results of Operations For the Nine (9) Months Ended March 31, 2009 Compared To the Nine (9) Months Ended March 31, 2009

Our operating results are presented on a condensed consolidated basis for the nine (9) months ended March 31, 2010, as compared to the nine (9) months ended March 31, 2009.

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the nine (9) months ended March 31, 2010 and 2009:

	2010		2009		Variance

REVENUES	$9,488,324	100%	$13,512,954	104%	$(4,024,630)	(30%)
DISCOUNT ALLOWED	33,585	0%	465,520	4%	(431,935)	(93%)
REVENUES, NET	9,454,739	100%	13,047,434	100%	(3,592,695)	(28%)
COST OF SALES	1,695,881	18%	1,182,668	9%	513,213	43%
GROSS PROFIT	7,758,858	82%	11,864,766	91%	(4,105,908)	(35%)
Selling expenses	36,861	0%	228,409	2%	(191,548)	(84%)
Advertising expenses	-	0%	1,906,559	15%	(1,906,559)	(100%)
General and administrative expenses	956,286	10%	1,299,047	10%	(342,761)	(26%)
Allowance for doubtful accounts	884,018	9%	934,987	7%	(50,969)	(5%)
INCOME FROM OPERATIONS	5,881,693	62%	7,495,764	57%	(1,614,071)	(22%)
Loss on disposal of fixed assets	(5,307)	0%	-		(5,307)	100%
Interest income, net	32	0%	24,332	0%	(24,300)	(100%)
INCOME BEFORE TAXES	5,876,418	62%	7,520,096	58%	(1,643,678)	(22%)
Income taxes	1,675,923	18%	2,072,274	16%	(396,351)	(19%)
NET INCOME	$4,200,495	44%	$5,447,822	42%	$(1,247,327)	(23%)

Revenues

The Company’s consolidated revenues were $9,488,324 for the nine (9) months ended March 31, 2010, which represents a $4,024,630 or 30% decrease from $13,512,954 for the nine (9) months ended March 31, 2009. This decrease was primarily the result of a decline in our online advertising income, offset by the increase in our software development income.

	2010		2009		Variance

Software development	$6,815,157	72%	$3,254,893	25%	$3,560,264	109%
Online insurance advertising	2,596,156	27%	9,790,377	72%	(7,194,221)	(73%)
Insurance agency	66,476	1%	467,684	3%	(401,208)	(86%)
Others	10,535	0%	-	0%	10,535	100%
Total Revenues	$9,488,324	100%	$13,512,954	100%	$(4,024,630)	(30%)

Online insurance advertising revenue decreased by 73%, or $7,194,221, to $2,596,156 during the nine (9) months ended March 31, 2010 from $9,790,377 during the nine (9) months ended March 31, 2009.  This decrease is due to the fact that we were temporarily unable to obtain purchase orders from certain insurance agencies and insurance serving companies during the fiscal quarter ended March 31, 2010. Purchase orders from the insurance agencies and insurance serving companies during the first part of the fiscal quarter ended June 30, 2010 have increased compared with the purchase orders we received during the fiscal quarter ended March 31, 2010 and we expect that our business will resume to normal levels during the next few fiscal quarters.

Software development projects increased by $3,560,264, or 109%, to $6,815,157 during the nine (9) months ended March 31, 2010 from $3,254,893 during the nine (9) months ended March 31, 2009.  This significant increase was primarily due to our newly developed software packages that were successfully delivered and tested by our customers during the nine (9) months ended March 31, 2010.

Revenue from our insurance agency services during the nine (9) months ended March 31, 2010 decreased by $401,208, or 86%, to $ 66,476 from $467,684 during the same period in 2009.  This decrease is mainly due to the fact that we were temporarily unable to obtain purchase orders from certain insurance agencies and insurance serving companies during the fiscal quarter ended March 31, 2010. Purchase orders from the insurance agencies and insurance serving companies during the first part of the fiscal quarter ended June 30, 2010 have increased compared with the purchase orders we received during the fiscal quarter ended March 31, 2010 and we expect that our business will resume to normal levels during the next few fiscal quarters.

Cost of Sales

The Company’s consolidated cost of sales (“COS”) during the nine (9) months ended March 31, 2010 increased by $513,213, or 43%, from $1,182,668 or 9% of our net revenues to $1,695,881 or 18% of net revenues.  This increase is primarily attributable to the significant increase in amortization of $1,023,039, or 100%, due to amortization of the application software for revenue earning activities that occurred during the nine (9) months ended March 31, 2010.

	2010		2009		Variance

Business tax and levies	$598,608	35%	$1,038,636	87%	$(440,028)	(42%)
Salaries and allowances	35,394	2%	104,936	9%	(69,542)	(66%)
Depreciation	9,795	1%	9,331	1%	464	5%
Amortization	1,023,039	60%	-	0%	1,023,039	100%
Others	29,045	2%	29,765	3%	(720)	(2%)
Total Cost of Sales	$1,695,881	100%	$1,182,668	100%	$513,213	43%

Gross Profit

The Company’s consolidated gross profit during the nine (9) months ended March 31, 2010 decreased by $4,105,908, or 35%, to $7,758,858 from $11,864,766 during the nine (9) months ended March 31, 2009.  This decrease is primarily attributable to the significant decrease in revenue and also increase in amortization of our software system.

Selling Expenses

Selling expenses decreased by $191,548 or 84%, to $36,861 for the nine (9) months ended March 31, 2010, as compared to $228,409 for the nine (9) months ended March 31, 2009. This decrease is primarily attributable to our efforts of reducing operating costs and reducing employee headcount in order to maintain our competitiveness in a turbulent market.

	2010		2009		Variance

Salaries and allowances	$26,767	73%	$195,010	85%	$(168,243)	(86%)
Depreciation	2,228	6%	2,000	1%	228	11%
Office expenses	-	0%	17,014	7%	(17,014)	(100%)
Others	7,866	21%	14,385	7%	(6,519)	(45%)
	$36,861	100%	$228,409	100%	$(191,548)	(84%)

Advertising Expenses

No advertising and promotion expenses were incurred during the nine (9) months ended March 31, 2010, as compared to $1,906,559, or 15% of our net revenue, during the nine (9) months ended March 31, 2009. This 100% decrease is attributable to the suspension of our advertising and promotion campaign during the nine (9) months ended March 31, 2010 in light of the global financial crisis and our belief that such campaign would not have yielded improved significant improvement in sales.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $956,286, or 10% of our net revenues, during the nine (9) months ended March 31, 2010 as compared to $1,299,047, or 10% of our net revenues, during the nine (9) months ended March 31, 2009. This decrease of $342,761 or 26% is mainly attributable to the decrease of amortization of our software system, which was classified into COS during the nine (9) months ended March 31, 2010, and the decrease in the allowance for doubtful accounts.

	2010		2009		Variance

Salaries and allowances	$208,257	22%	$296,867	23%	$(88,610)	(30%)
Rental	86,846	9%	251,825	19%	(164,979)	(66%)
Building management fee	26,368	3%	45,738	4%	(19,370)	(42%)
Depreciation	47,878	5%	67,069	5%	(19,191)	(29%)
Amortization	-	0%	311,554	24%	(311,554)	(100%)
Travel & accommodations	270,494	28%	78,069	6%	192,425	246%
Legal & professional fees	189,703	20%	98,535	8%	91,168	93%
Others	126,740	13%	149,390	11%	(22,650)	(15%)
	$956,286	100%	$1,299,047	100%	$(342,761)	(26%)

Legal and professional fees were a major component of our G&A expenses, representing 20% and 8% of our total G&A expenses during the nine (9) months ended March 31, 2010 and 2009, respectively.  Legal and professional fees increased by $91,168, or 93%, during the nine (9) months ended March 31, 2010.  This increase was due to the increase in legal expenses in the United States by our management for consultation of operating activities.

Travel and accommodations have been a major component of our G&A expenses, representing 28% and 6% of our total G&A expenses during the nine (9) months ended March 31, 2010 and 2009, respectively.  Travel and accommodations increased by $192,425, or 246%, during the nine (9) months ended March 31, 2010.  This increase was due to the increase in travel to and from the United States by our management for investor relations activities.

Rental expense also decreased by $164,979, or 66%, to $86,846 during the nine (9) months ended March 31, 2010 from $251,825 during the same period in 2009.  This decrease is attributable to the reduction in rent for office space in the Beijing area.

Allowance for Doubtful Accounts

There was an allowance for doubtful accounts of $884,018 and $934,987 during the nine (9) months ended March 31, 2010 and 2009, respectively.  This decrease is attributable to the outstanding receivable over 90 days resulted from the impact of the global financial crisis also reducing.  The Company will improve its credit control to reduce this in the future.

Interest Income, Net

Net interest income during the nine (9) months ended March 31, 2010 was $32, which represents a $24,300 or 100% decrease from $24,332 of net interest income during the nine (9) months ended March 31, 2009.

Income Taxes

Income taxes during the nine (9) months ended March 31, 2010 decreased by $396,351, or 19%, to $1,675,923 from $2,072,274 during the nine (9) months ended March 31, 2009.  This decrease is attributable to the decrease in the operating income of the Company during the nine (9) months ended March 31, 2010.

Net Income

Net income for the nine (9) months ended March 31, 2010 decreased by $1,247,327, or 23%, to $4,200,495 from $5,447,822 for the nine (9) months ended March 31, 2009. This decrease is attributable to the decrease in the operating income of the Company during the nine (9) months ended March 31, 2010.

Results by Segment

The Company determined that there were three (3) reportable business segments during the nine (9) months ended March 31, 2010 and 2009 within the PRC, which are software development, online insurance advertising and insurance agency.  Each segment is described below.

Software Development

	2010		2009		Variance

Revenues, net	$6,815,157	100%	$3,254,893	100%	$3,560,264	109%
COS	57,699	1%	35,502	1%	22,197	63%
Gross profit	$6,757,458	99%	$3,219,391	99%	$3,538,067	110%

Revenues from software development during the nine (9) months ended March 31, 2010 increased by $3,560,264, or 109%, to $6,815,157 from $3,254,893 during the nine (9) months ended March 31, 2009.  This increase is attributable to the completion of eight (8) projects during the nine (9) months ended March 31, 2010.

Gross profit during the nine (9) months ended March 31, 2010 increased by $3,538,067 or 110% as a result of our increase in revenue.  Details of COS are summarized as below:

	2010		2009		Variance

Salaries and allowances	$31,444	54%	$24,055	68%	$7,389	31%
Depreciation	4,374	8%	8,369	24%	(3,995)	(48%)
Other	21,881	38%	3,078	9%	18,803	611%
	$57,699	100%	$35,502	100%	$22,197	63%

Salaries and allowances were major components of COS for software development income for both the nine (9) months ended March 31, 2010 and 2009.  Salaries and allowances increased by $7,389, or 31%, to $31,444 during the nine (9) months ended March 31, 2010 as compared to $24,055 during the nine (9) months ended March 31, 2009.

Our Software Development segment is the only segment not subject to business tax and levies under existing PRC tax laws.  As a result, no business tax and levy expenses were incurred during the nine (9) months ended March 31, 2010 and 2009.

Online Insurance Advertising

	2010		2009		Variance

Revenues, net	$2,596,156	100%	$9,790,377	100%	$(7,194,221)	(73%)
COS	378,530	15%	614,158	6%	(235,628)	(38%)
Gross profit	$2,217,626	85%	$9,176,219	94%	$(6,958,593)	(76%)

Revenues from our online insurance advertising segment during the nine (9) months ended March 31, 2010 decreased by $7,194,221, or 73%, to $2,596,156 from $9,790,377 during the nine (9) months ended March 31, 2009.  This decrease is due to the fact that we were temporarily unable to obtain purchase orders from certain insurance agencies and insurance serving companies during the fiscal quarter ended March 31, 2010. Purchase orders from the insurance agencies and insurance serving companies during the first part of the fiscal quarter ended June 30, 2010 have increased compared with the purchase orders we received during the fiscal quarter ended March 31, 2010 and we expect that our business will resume to normal levels during the next few fiscal quarters.
The Company maintained stable COS and GP ratios during March 31, 2010 and 2009.

	2010		2009		Variance

Business tax and levies	$142,789	37%	$538,471	87%	$(395,682)	(73%)
Salaries and allowances	-	0%	48,659	8%	(48,659)	(100%)
Depreciation	2,312	1%	341	0%	1,971	577%
Amortization	227,207	60%	-	0%	227,207	100%
Other	6,222	2%	26,687	5%	(20,465)	(77%)
	$378,530	100%	$614,158	100%	$(235,628)	(38%)

Amortization was the major component of COS for online advertising income during the nine (9) months ended March 31, 2010, which increased by $227,207, or 100%, to $227,207 as compared with $0 during the nine (9) months ended March 31, 2009.

Insurance Agency

	2010		2009		Variance

Revenues	$66,476	202%	$467,684	21612%	$(401,208)	(86%)
Discounts allowed	33,585	102%	465,520	21512%	(431,935)	(93%)
Revenues, net	32,891	100%	2,164	100%	30,727	1420%
COS	807,619	2455%	60,580	2799%	747,039	1233%
Gross profit	$(774,728)	(2355%)	$(58,416)	(2699%)	$(716,312)	1226%

Our insurance agency revenue for the nine (9) months ended March 31, 2010 decreased by $401,208, or 86%, to $66,476 from $467,684 during the nine (9) months ended March 31, 2009.  This decrease is due to the fact that we were temporarily unable to obtain purchase orders from certain insurance agencies and insurance serving companies during the fiscal quarter ended March 31, 2010. Purchase orders from the insurance agencies and insurance serving companies during the first part of the fiscal quarter ended June 30, 2010 have increased compared with the purchase orders we received during the fiscal quarter ended March 31, 2010 and we expect that our business will resume to normal levels during the next few fiscal quarters.

Revenue from our insurance agency business has been subject to business tax and levies during the nine (9) months ended March 31, 2010 and 2009.  The COS mainly consists of business tax and levies of 5.5% of gross revenue, net of returned commissions for cancelled policies, amounting to $3,797 for the nine (9) months ended March 31, 2010, compared with $27,737 for the nine (9) months ended March 31, 2009.

As the income from our insurance agency business has developed, the COS and GP ratios for both the nine (9) months ended March 31, 2010 and 2009 fluctuated.

	2010		2009		Variance

Business tax and levies	$3,797	1%	$27,737	46%	$(23,940)	(86%)
Salaries and allowances	3,950	1%	32,223	53%	(28,273)	(88%)
Depreciation	3,109	1%	620	1%	2,489	401%
Amortization	795,832	97%	-	0%	795,832	100%
Other	931	0%	-	0%	931	100%
	$807,619	100%	$60,580	100%	$747,039	1,233%

Except for business tax and levies, amortization was a major component of COS for the nine (9) months ended March 31, 2010.  As we commenced our usage of our new application software, amortization on such software was charged to COS.

Administration

	2010		2009		Variance

Revenues	$10,535	2%	$-	0%	$10,535	100%
COS	452,033	100%	472,428	100%	(20,395)	4%
Gross loss	$(441,498)	(100%)	$472,428	(100%)	$30,930	7%

Administration revenues included the inter-company service income from ZYTX to NFA and non-recurring supporting services to customers.  The inter-company service income from ZYTX to NFA was eliminated in consolidation.  Under relevant PRC tax laws, service income of NFA was subject to business tax and levies of 5.5% on revenue, which was recognized as a COS of administration.

Material Commitments

Lease Commitments

The Company occupies office spaces leased from third parties.  For the nine months ended March 31, 2010 and 2009, the Company recognized $86,846 and $252,499, respectively, as rental expense for these spaces.  As of March 31, 2010, the Company has outstanding commitments with respect to non-cancelable operating leases as follows:

Year Ending June 30,	Amount

2010	$7,898
2011	18,428
$26,326

Purchase of Electronic Products

As of March 31, 2010, the Company has outstanding commitments of $43,885 (Rmb300,000) with respect to the purchase of electronic products of $20,479,514 (Rmb140,000,000) due within one year as follows:

Payment Due Dates	Amount

After the receipt of the last shipment of product	$43,885

Subject to the request from the supplier on May 10, 2010, the Company agreed to extend the delivery dates for the electronic products as below:

Expected Product Delivery Dates	Units

July 31, 2010	40,000
August 31, 2010	30,000
70,000

The Company subsequently approved a restructuring plan on May 18, 2010, which might lead to a sales of the Company's Subsidiaries NFA and ZYTX. The right of receiving the electronic products is included in ZYTX and might eventually sale to potential buyer.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of March 31, 2010, the Company had $417,153 in bank deposits with a bank in China, which constituted approximately 98.7% of its total cash and cash equivalents.

Set forth below is a summary of our Statement of Cash Flows during the nine (9) months ended March 31, 2010:

	2010	2009	Variance

Net cash (used in) provided by
Operating activities	$(480,514)	$9,373,115	$9,853,629	105%
Investing activities	(724,082)	(13,488,626)	12,764,544	(94%)
Financing activities	426,796	(28,602)	455,398	1,592%
Net change in cash and cash equivalents	(777,800)	(4,144,113)	3,366,313	81%

Effect of exchange rate changes on cash and cash equivalents	(16,810)	14,901	31,711	(212%)

Cash and cash equivalents at beginning of period	1,217,085	4,567,853	(3,350,768)	(73%)

Cash and cash equivalents at end of period	$422,475	$438,641	$16,166	3%

Cash flows used in operating activities during the nine (9) months ended March 31, 2010 were equal to $480,514, representing a decrease of $9,853,629 or 105%, as compared with cash flows provided by operating activities of $9,373,115 during the nine (9) months ended March 31, 2009. The major decrease in cash flows from operating activities was primarily due to the prepayment for electronic products that will be inventoried upon receipt.

Cash flows used in investing activities was $724,082 during the nine (9) months ended March 31, 2010, which represented a decrease of $12,764,544 or 94%, as compared to $13,488,626 at March 31, 2009. This decrease is mainly attributable to our acquisition of GHIA during the nine (9) months ended March 31, 2009.

For the nine (9) months ended March 31, 2010, cash provided by financing activities was $426,796, which represented an increase of $455,398, or 1,592%, as compared with cash flows used in financing activities of $28,602 during the nine (9) months ended March 31, 2009. This amount represented an advance from a director to the Company for operating expenses of the Company.

Liquidity

The primary source of liquidity had been cash generated from operations, which included cash inflows from currency translation activities. Historically, the primary liquidity requirements were for capital expenditures, working capital and investments. Our contractual obligations, commitments and debt service requirements over the next 12 months are shown below.

Taxation

Of the $8,321,743 of income taxes payable at March 31, 2010, $8,315,463 represents the amount of income taxes payable by NFA.  Of the $8,315,463 of income taxes payable by NFA, $4,508,167 was due on April 30, 2009 and $3,807,296 was due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of CIT due on April 30, 2009 and April 30, 2010 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

Of the $2,719,834 of business tax payable at March 31, 2010, $1,495,788 was due on April 30, 2009 and $1,224,046 was due on April 30, 2010.  The Company has been negotiating with the tax authorities to defer the payment of business tax which was due on April 30, 2009 and April 30, 2010 without interest or penalties, and the Company is awaiting the final ruling from the tax authorities.

If the response from the tax authorities is adverse, the Company may have a shortage of working capital and may need additional funding to maintain its operations.

Commitments

As of March 31, 2010, the Company had outstanding commitments equal to $43,885 (Rmb300,000) with respect to the purchase of electronic products of $20,479,514 (Rmb140,000,000) due within one year and the details are stated in the “Material Commitments” subsection above.

If the Company is unable to fulfill its contractual commitment to purchase electronic products, this would cause a loss on prepayments made.

On Januray 8, 2010, Mr. Zhengyu Wang, a significant shareholder, entered into a loan agreement with Argyll Investments, LLC, and pledged 2,000,000 common stock of the Company under his name to secure a personal loan of $554,400 at interest rate of 4% per annum. The loan is repayable with 36 months.

On February 16, 2010, Mr. Zhengyu Wang, a significant shareholder, entered into a loan agreement with Argyll Investments, LLC, and pledged 2,000,000 common stock of the Company under his name to secure a personal loan of $705,600 at interest rate of 4% per annum. The loan is repayable with 36 months.

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

As of March 31, 2010, all of our capital is equity capital and we have not made any debt financing with any bank or other financial institutions. We believe our capital is sufficient to satisfy our cash requirements for the next twelve (12) months. As for our business development, the Company may consider raising additional funds for the following future business plans if conditions are suitable:

·	To expand our operations in different cities in the PRC;

·	To acquire companies which would add value to our business expansion;

·	To expand our online insurance sales supermarket; and

·	To acquire equipment to continually upgrade the existing network portal hardware environment and to strengthen its network security inputs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

The Company has $316,227 and $1,207,171 in bank deposits in the banks in China, which constitutes about 98.9% and 99.9% of its total cash and cash equivalents as of March 31, 2010 and June 30, 2009, respectively.  Historically, deposits in Chinese banks are secured due to the state policy on protecting depositors’ interests.  However, China promulgated a new Bankruptcy Law in August 2006, which came into effect on June 1, 2007.  The new Bankruptcy Law contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks.  Under the new Bankruptcy Law, a Chinese bank may go bankrupt.  In addition, since China’s concession to World Trade Organization, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of RMB businesses to foreign banks in late 2006.

Therefore, the risk of bankruptcy of the bank in which that the Company has deposits has increased.  In the event of bankruptcy of the bank which holds the Company’s deposits, the Company is unlikely to recover its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

As of March 31, 2010, accounts receivable consist primarily of insurance agency of 100%. As of June 30, 2009, accounts receivable consist primarily of software development clients and insurance agents of online insurance advertising, approximately 15% and 84%, respectively.  Regarding the Company’s online advertising and insurance agency operations, no individual customer accounted for more than 10% of total net revenues for the nine months ended March 31, 2010 and year ended June 30, 2009.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report in order to determine whether the  information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.  We have identified as a material weakness in that there is a lack of sufficient accounting staff at the Company which results in a lack of effective controls which are necessary for a good system of internal control over financial reporting.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) for the Company.  Although there were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, management had assessed its controls for its financial reporting as of June 30, 2009 and had identified the following material weaknesses, which continue to exist as of March 31, 2010:

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

We will begin implementing additional oversight and review of certain accounts and postings, and also financial reporting on or before June 30, 2010.

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

ITEM 1A. RISK FACTORS.

As a small reporting company, we are not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2010, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

N/A.

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

Date: May 27, 2010	By:	/s/ Junjun Xu
	Name:	Junjun Xu
	Its:	Chief Executive Officer

Date: May 27, 2010	By:	/s/Mingfei Yang
	Name:	Mingfei Yang
	Its:	Chief Financial Officer and
Principal Accounting Officer