Form 10-K
period 2010-06-30
China INSOnline Corp.
filed 2010-10-13
CIK 860131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

Commission File Number 001-34113

CHINA INSONLINE CORP.
(Exact name of registrant as specified in its charter)

Delaware	74-2559866
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Flat/Room 42, 4F, New Henry House, 10 Ice House Street, Central, Hong Kong

(Address, including zip code, of principal executive offices)

(011) 852-25232986
(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:

Title of each class Common Stock, par value $0.001 per share.  Name of exchange on which registered:  The NASDAQ Capital Market.

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

Large accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer  ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

The aggregate market value of voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of December 31, 2009 and June 30, 2010 was approximately $13,097,728 and $7,382,080, respectively, based upon the closing price of the common stock as quoted by The NASDAQ Capital Market on such dates.

The number of outstanding shares of the registrant’s Common Stock on September 30, 2010 was 46,000,000.

CHINA INSONLINE CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2010

Index

TABLE OF CONTENTS

PART I

ITEM 1. Business

Forward Looking Statements

Statements contained in this Annual Report on Form 10-K of China INSOnline Corp. (the “Company” or “CHIO”) that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, "believes", "seeks", "estimates" or similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding the Company’s expectations of our future liquidity needs, our expectations regarding our future operating results including our planned increase in our revenue levels and the actions we expect to take in order to maintain our existing customers and expand our operations and customer base. All forward-looking statements are made as of the date of filing this Report and are based on current management expectations and information available to us as of such date. We assume no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to competition, other trend information and our ability to successfully enhance our operations. All references to “China INSOnline Corp.”, “us”, “we,” “our” or the “Company” in this Annual Report mean China INSOnline Corp., a Delaware corporation, and all entities owned or controlled by China INSOnline Corp., except where it is made clear that the term means only the parent company. All tabular amounts are stated in US dollars.

History of the Company

China INSOnline Corp. was initially incorporated on December 23, 1988 as Lifequest Medical, Inc. (“DEXT”) as a Delaware corporation and commenced operations on January 1, 1989 as a distributor of instruments, equipment and surgical supplies used in hand-assisted laparoscopic surgery (“HALS”).  In August 1992, we completed our initial public offering of our common stock, par value $0.001 per share (“Common Stock”).  In March 1999, we acquired Dexterity Incorporated, a Delaware corporation (“Dexterity”), which was located in the Philadelphia, Pennsylvania and had the exclusive rights to the Dexterity Pneumo Sleeve and Dexterity Protractor proprietary instruments, equipment and supplies used in HALS. In connection with this acquisition, we changed our name from LifeQuest Medical, Inc. to Dexterity Surgical, Inc.

On April 19, 2004, DEXT filed a voluntary petition for relief for reorganization (the “Reorganization”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas Houston Division. We underwent numerous operating changes and operated our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court.  On March 2, 2005, the Bankruptcy Court entered an Order confirming its First Amended Plan of Liquidation.  In connection with that Plan, DEXT’s assets were scheduled to be auctioned, which auction culminated in the sale of substantially all of DEXT’s assets as approved by the Bankruptcy Court on March 17, 2006.  The First Amended Plan of Liquidation was subsequently amended on March 2, 2006, by an order titled “Order Approving Modification of the First Amended Plan” (the “Order”). The amendments provided for in the Order included the Bankruptcy Court’s authorization of a $50,000 Debtor-In-Possession Loan (the “DIP Loan”) for payment of administrative expenses of the bankruptcy, which converted into 6,000,000 shares of Common Stock (the “Section 1145 Shares”) and 3,000,000 warrants (the “Section 1145 Warrants”) under Section 1145 of the U.S. Bankruptcy Code at the option of the holder(s) of the DIP Loan. Immediately prior to the Exchange (as defined and discussed in detail herein below), the Section 1145 Warrants were cancelled. For an additional $125,000, the Bankruptcy Court authorized the sale of 25,000,000 restricted shares of Common Stock to an investor for the payment of both administrative claims and creditor claims. The Bankruptcy Court also provided as follows:

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

Pursuant to the Bankruptcy Court Order, by filing a Certificate of Amendment to the Certificate of Incorporation, the Company increased its authorized Common Stock, and effected a 1-for-500 reverse split of all issued and outstanding Common Stock. Immediately following the Exchange, there were 35,706,250 shares of Common Stock issued and outstanding and 4,293,750 Section 1145 Shares issuable pursuant to the Reorganization. As of September 30, 2010, all of the 4,293,750 Section 1145 Shares have been issued and 46,000,000 shares are now issued and outstanding.

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

On October 28, 2008, the Company, through its subsidiary, acquired 100% ownership of Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC, in exchange for US$5,846,244 (RMB40,000,000).  GHIA is an insurance agent company which operates in the PRC.

June 2010 Sale of Subsidiaries

On June 30, 2010, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Hong Kong Jing Nuo International Limited, a Hong Kong limited company (the “Buyer”), a third party not affiliated with the Company or any of the Company’s subsidiaries.  Pursuant to the terms of the Share Purchase Agreement, the Company sold to the Buyer, and the Buyer purchased from the Company (the “Transaction”) all of the issued and outstanding ownership shares of Rise & Grow, for a purchase price equal to US$100,000. As a result of the Transaction, the Company sold all of its interests in (1) Rise & Grow, (2) New Fortune Associate (Beijing) Information Technology Co., Ltd. (“NFA”), a limited liability company organized under the laws of the People’s Republic of China (the “PRC”) and a wholly owned subsidiary of R&G, and (3) Beijing ZYTX Technology Co., Ltd (“ZYTX”), a Variable Interest Entity (“VIE”) and a limited liability company organized under the laws of PRC.  ZYTX was wholly controlled by R&G through NFA, through a series of contractual agreements.

In anticipation of the Transaction, the Company engaged in an earlier transaction on June 23, 2010 whereby all the issued and outstanding ownership interest of Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC, which was then a wholly-owned subsidiary of Rise & Grow through  ZYTX acting as its legal owner in the PRC, were transferred and sold, for consideration received, to Ever Trend Investment Limited (“ETI”), a Hong Kong limited company and a wholly owned subsidiary of the Company, and Beijing San Teng Da Fei Technology Development Co., Ltd. (“STDF”), a company organized under the laws of the PRC and a VIE controlled by ETI through its wholly-owned PRC subsidiary Run Ze Yong Cheng (Beijing) Technology Co., Ltd., a limited liability company organized under the laws of the PRC, pursuant to that certain Share Purchase Agreement dated as of June 23, 2010 (the “Purchase Agreement”) by and among Rise & Grow and ZYTX, together as the GHIA seller, and ETI and STDF, together as the GHIA purchaser. The terms of the Purchase Agreement allowed the Company to retain its ownership interest in GHIA notwithstanding the Transaction consummated on June 30, 2010. As a result of the transaction consummated on June 23, 2010, GHIA became a wholly-owned subsidiary of ETI through STDF acting as its legal owner in the PRC.

A graphical depiction of the Transaction and the transactions under the Purchase Agreement is as follows:

Also in connection with the Transaction, the Company’s subsidiary ZYTX entered into a Tri-party Creditor’s Rights Transfer Agreement (“Creditor’s Agreement”) with the Company’s subsidiary STDF and a third party, Beijing Yingtong Jixun Sci-Tech Development Co., Ltd. (“YTJX”), a limited liability company organized under the laws of the PRC.  At the time, the Company had prepaid approximately US$20.5 million, to YTJX for wireless Internet terminal products.  Pursuant to the Creditor’s Agreement, ZYTX transferred and sold, for consideration received, a portion of its prepaid account with YTJX to STDF, with YTJX’s express approval of the transfer. Concurrently, ZYTX entered into a Software Copyright Transfer Agreement (“Software Agreement”) with STDF, pursuant to which ZYTX transferred and sold, for consideration received, certain software, copyright and intellectual property rights to STDF. As a result of the Creditor’s Agreement and the Software Agreement, the Company retained the certain assets of ZYTX, whose equity was subsequently sold to a third party in the Transaction.

The structure of the Company after the June 2010 transactions is illustrated as follows:

Winding Down of Operations

During the quarter ended June 30, 2010, the Company began winding down its operations.  During the fourth quarter ended June 30, 2010, the Company did not have any operating income.  The weak economic market, which resulted in a significant decline in revenues of all areas of the Company’s business, led to the Company’s decision to wind down its operations.  Thus, the Company currently has no business operations and is considered a shell company.  Management is currently looking to either sell shares of the Company to a third party through a reverse acquisition or complete a business combination or other similar transaction.

The Company currently has some nominal office equipment remaining on the books.  The Company is currently looking for a buyer to purchase these assets.

Going Concern

We received a report from our independent registered public accountants, relating to our June 30, 2010 audited consolidated financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern.

As a company with no operating business, management believes that the Company will not be able to generate operating cash flows sufficient to fund its operations in the next twelve months . Based upon our current limited cash resources and without the infusion of additional capital, management does not believe the Company can operate as a going concern beyond one year.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Since winding down our operations in the quarter ended June 30, 2010, we have had no continuing business operations. Accordingly, the results of our operations for years ended June 30, 2010 and 2009 are not comparable.

Business Operations Prior to Winding Down

Prior to winding down our operations during the quarter ended June 30, 2010, we were an Internet services and media company focused on the PRC insurance industry. The Company primarily offered a network portal through its industry website, www.soobao.cn (hereinafter also referred to as “Soobao”), to insurance companies, agents and consumers for advertising, online inquiry, news circulation, online transactions, statistic analysis and software development.  This primarily entailed the offer of online insurance products and services in China including (a) a network portal for the Chinese insurance industry (www.soobao.cn), offering industry professionals a forum for the advertising and promotion of products and services, (b) website construction for marketing teams and others in the insurance industry, (c) software development, (d) insurance agency services whereby the Company generated sales commissions on motor vehicle insurance, property insurance and life insurance and (e) accompanying client support services.

Employees

As of September 30, 2010, the Company had 7 full-time employees. None of our employees are covered by a collective bargaining agreement.

Intellectual Property

We currently do not own any trademarks or patents. In April 2007, the Company filed for its website (www.soobao.cn) with the Beijing Industrial Commercial Bureau.

Government Regulation

Because we currently have no business operations, produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard.  However, in the event that we complete a business combination transaction, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

ITEM 1A.           Risk Factors

Not applicable

ITEM 1B.           Unresolved Staff Comments

Not applicable.

ITEM 2.              Properties

GHIA had one (1) office during the year ended June 30, 2010 at Room 508 Shangdu International Center, No.8 Dongdaqiao Road, Chaoyang District, Beijing, China.  This was GHIA’s operating office, which consisted of approximately one hundred and sixty seven (167) square meters.  GHIA paid RMB 18,000 (US$2,698) per month to lease this office during the fiscal year ended June 30, 2010.  At September 30, 2010, GHIA continues to use this same location as its office.

ITEM 3.              Legal Proceedings

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of the date of filing this Report, there is no outstanding litigation.

On March 15, 2010, the Wall Street Transcript Corp. (the “Plaintiff”) filed complaint against China INSOnline Corp. regarding an invoice of $1,450 that was outstanding since July 23, 2008, for certain webcasting services provided to the Company at Collins Stewart Fourth Annual Growth Conference on July 8-10, 2008. The Company settled with plaintiff on April 26, 2010.

ITEM 4. (Removed and Reserved)

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is quoted on the NASDAQ Capital Market under the symbol “CHIO”. The following table sets forth on a per share basis for the periods shown, the high and low sales prices of our Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal Year Ended June 30, 2009		Fiscal Year Ended June 30, 2010
	Low	High	Low	High
First Quarter ended September 30	$3.00	$4.74	$0.87	$1.92
Second Quarter ended December 31	$1.09	$3.69	$0.62	$1.64
Third Quarter ended March 31	$0.17	$1.69	$0.40	$0.95
Fourth Quarter ended June 30	$0.42	$2.17	$0.33	$0.42

On September 30, 2010, the closing price for our common stock, as reported by the NASDAQ Capital Market, was $0.23 per share

Holders of Common Equity

As of September 30, 2010, we have an aggregate of 46,000,000 shares of our Common Stock issued and outstanding and 251 stockholders of record.

Dividends

We have never declared or paid any cash dividends or distributions on our Common Stock. We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table discloses information as of June 30, 2010 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation plans approved by security holders	-	-	6,000,000	(1)
Equity Compensation plans not approved by security holders	-	-	-
Total	-	-	6,000,000

(1) In June 2010, the Company’s shareholders approved and adopted the 2010 Stock Option Plan, which authorized the potential issuance of up to 6,000,000 shares of the Company’s common stock to employees, directors and consultants.  Options granted under the 2010 Stock Option Plan generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The 2010 Stock Option Plan expires in June 2020.

Options and Warrants

As of June 30 and September 30, 2010, we had no outstanding options or warrants.

Transfer Agent and Registrar

Our transfer agent is Corporate Stock Transfer, located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their telephone number is (303) 282-4800.

Recent Sales of Unregistered Securities

On December 18, 2007 (the “Closing Date”), the Company entered into a Share Exchange Agreement with Rise & Grow and Newise Century Inc., a British Virgin Islands company and sole stockholder of Rise & Grow. As a result of the share exchange, the Company acquired all of the issued and outstanding securities of Rise & Grow from Newise in exchange for 26,400,000 newly-issued shares of the Company’s common stock, representing 73.9% of the Company’s issued and outstanding Common Stock as of the Closing Date.  We relied upon the exemption from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”), in connection with this issuance.

On July 8, 2010, the Company issued to two engineering consultants, options to purchase an aggregate of up to 3,000,000 shares of the Company’s common stock as compensation for IT consulting and advisory services.  The  options had an exercise price of $0.001 per share and were scheduled to expire on July 8, 2020.  On July 19, 2010, the consultants exercised the options for 3,000,000 shares of the Company’s common stock.  We relied upon the exemption from registration under Section 4(2) in connection with these issuances.

On July 15, 2010, the Company issued to two financial consultants, options to purchase an aggregate of up to 3,000,000 shares of the Company’s common stock as compensation to provide public relationship services in (1) referring the investment banks, funds, investors and potential merger and acquisition targets to the Company and assisting the Company in negotiating the contractual terms, (2) assisting the Company to make a marketing and investor relations plan to improve the liquidity of stock, (3) arranging road shows for the Company and meeting with potential investors and potential merger and acquisition targets, and (4) providing other financial advisory and services as may be agreed upon by the Consultant and the Company.  The  options had an exercise price of $0.001 per share and were scheduled to expire on July 15, 2020.  On July 21, 2010, the financial consultants exercised the options for 3,000,000 shares of the Company’s common stock.  We relied upon the exemption from registration under Section 4(2) in connection with these issuances.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “ believes ” “ anticipates ”, “ may ”, “ will ”, “ should ”, “ expect ”, “ intend ”, “ estimate ”, “ continue ” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date of filing this Report. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

Overview

China INSOnline Corp. was incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989.

During the quarter ended June 30, 2010, the Company began winding down its operations.

Sale of Subsidiaries

On June 30, 2010, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Hong Kong Jing Nuo International Limited, a Hong Kong limited company (the “Buyer”), a third party not affiliated with the Company or any of the Company’s subsidiaries.  Pursuant to the terms of the Share Purchase Agreement, the Company sold to the Buyer, and the Buyer purchased from the Company (the “Transaction”) all of the issued and outstanding ownership shares of Rise & Grow, for a purchase price equal to US$100,000. As a result of the Transaction, the Company sold all of its interests in (1) Rise & Grow, (2) New Fortune Associate (Beijing) Information Technology Co., Ltd. (“NFA”), a limited liability company organized under the laws of the People’s Republic of China (the “PRC”) and a wholly owned subsidiary of R&G, and (3) Beijing ZYTX Technology Co., Ltd (“ZYTX”), a Variable Interest Entity (“VIE”) and a limited liability company organized under the laws of PRC.  ZYTX was wholly controlled by R&G through NFA, through a series of contractual agreements.
In anticipation of the Transaction, the Company engaged in an earlier transaction on June 23, 2010 whereby all the issued and outstanding ownership interest of Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC, which was then a wholly-owned subsidiary of Rise & Grow through  ZYTX acting as its legal owner in the PRC, were transferred and sold, for consideration received, to Ever Trend Investment Limited (“ETI”), a Hong Kong limited company and a wholly owned subsidiary of the Company, and Beijing San Teng Da Fei Technology Development Co., Ltd. (“STDF”), a company organized under the laws of the PRC and a VIE controlled by ETI through its wholly-owned PRC subsidiary Run Ze Yong Cheng (Beijing) Technology Co., Ltd., a limited liability company organized under the laws of the PRC, pursuant to that certain Share Purchase Agreement dated as of June 23, 2010 (the “Purchase Agreement”) by and among Rise & Grow and ZYTX, together as the GHIA seller, and ETI and STDF, together as the GHIA purchaser. The terms of the Purchase Agreement allowed the Company to retain its ownership interest in GHIA notwithstanding the Transaction consummated on June 30, 2010. As a result of the transaction consummated on June 23, 2010, GHIA became a wholly-owned subsidiary of ETI through STDF acting as its legal owner in the PRC.

Also in connection with the Transaction, the Company’s subsidiary ZYTX entered into a Tri-party Creditor’s Rights Transfer Agreement (“Creditor’s Agreement”) with the Company’s subsidiary STDF and a third party, Beijing Yingtong Jixun Sci-Tech Development Co., Ltd. (“YTJX”), a limited liability company organized under the laws of the PRC.  At the time, the Company had prepaid approximately US$20.5 million, to YTJX for wireless Internet terminal products.  Pursuant to the Creditor’s Agreement, ZYTX transferred and sold, for consideration received, a portion of its prepaid account with YTJX to STDF, with YTJX’s express approval of the transfer. Concurrently, ZYTX entered into a Software Copyright Transfer Agreement (“Software Agreement”) with STDF, pursuant to which ZYTX transferred and sold, for consideration received, certain software, copyright and intellectual property rights to STDF. As a result of the Creditor’s Agreement and the Software Agreement, the Company retained the certain assets of ZYTX, whose equity was subsequently sold to a third party in the Transaction.

Winding Down of Operations

During the quarter ended June 30, 2010, the Company began winding down its operations.  During the fourth quarter ended June 30, 2010, the Company did not have any operating income.  The weak economic market, which resulted in a significant decline in revenues of all areas of the Company’s business, led to the Company’s decision to wind down its operations.  Thus, the Company currently has no business operations and is considered a shell company.  Management is currently looking to either sell shares of the Company to a third party through a reverse acquisition or complete a business combination or other similar transaction.

The Company currently has some nominal office equipment remaining on the books.  The Company is currently looking for a buyer to purchase these assets.

Going Concern

We received a report from our independent registered public accountants, relating to our June 30, 2010 audited consolidated financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern.

As a company with no operating business, management believes that the Company will not be able to generate cash flows sufficient for the next twelve months. Based upon our current limited cash resources and without the infusion of additional capital, management does not believe the Company can operate as a going concern beyond one year.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

As a result of winding down all our core operations during the quarter ended June 30, 2010, we have classified the results of our operations as discontinued operations for all periods presented. Accordingly, the results of our operations for years ended June 30, 2010 and 2009 are not comparable.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, the Company had approximately $92,092 in cash and cash equivalents.  Since the Company ceased all business operations, in order for us to continue as a going concern, we hope to obtain necessary financing by ways of capital injection from potential investors as well as seeking other growth opportunities by way of merger or acquisition. There can be no assurance that we will be able to secure additional funding or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations.

Related Party Transactions

During the years ended June 30, 2010 and 2009, the Chairman of the Company, Mr. Wang Zhenyu, made advances to the Company for working capital purposes.  At June 30, 2010 and 2009, the amount outstanding was $403,600 and $253,506, respectively.  As of September 30, 2010, the amount outstanding was $317,506.  The outstanding amounts are non-interest bearing, unsecured and have no fixed repayment terms.

Off-balance Sheet Arrangements

None.

ITEM 7A.           Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On August 4, 2010 (the “Dismissal Date”), the Company notified Weinberg & Company, P.A. (“Weinberg”) that it was dismissing Weinberg as its independent registered public accounting firm, effective immediately. The Company's Board of Directors approved the dismissal of Weinberg as the its independent registered public accounting firm.  Weinberg audited the Company's financial statements for the fiscal years ended June 30, 2009 and 2008 and reviewed the subsequent interim quarters through the Dismissal Date.  Weinberg's reports on the Company's financial statements did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. On August 5, 2010, the Company, with the Board's approval, engaged Friedman LLP (“Friedman”) to serve as its independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ended June 30, 2010 and to issue a report on the Registrant’s financial statements for such fiscal year.

During the Company’s most recent two (2) fiscal years, as well as the subsequent interim period through the Dismissal Date, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Weinberg would have caused Weinberg to make reference in connection with its opinion to the subject matter of the disagreement.

Aside from the matter identified below, during the Company’s most recent two (2) fiscal years, as well as the subsequent interim period through the Dismissal Date, Weinberg did not advise the Company of any of the matters identified in Item 304(a)(1)(v)(A) - (D) of Regulation S-K.  During the most recent two (2) fiscal years and during the subsequent interim period through the Dismissal Date, there was one “reportable event,” as defined in Regulation S-K Item 304(a)(1)(v). In performing the audit of the Company’s consolidated financial statements for the fiscal year ended June 30, 2009, Weinberg advised the Company’s management and the Board of Directors that it had identified the following material weakness: there was a lack of sufficient accounting staff which resulted in a lack of effective controls necessary for a good system of internal control for financial reporting and there was a weakness in the internal controls relating to the financial statement closing process which resulted primarily from the fact that certain parts of the work of the Company’s accounting staff may not be monitored or reviewed correctly. The material weakness described above existed on June 30, 2009 and continued to exist as of June 30, 2010.  For a further discussion of the foregoing material weakness please refer to Item 9A of this Report.

ITEM 9A.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of June 30, 2010.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of June 30, 2010 were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 was not recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Thus, our disclosure controls and procedures did not include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Act were accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In particular, we have identified the following material weakness of our internal controls:

•	There is a lack of sufficient accounting staff which results in a lack of effective controls necessary for a good system of internal control on financial reporting.

•
There was a weakness in the internal control of the financial statements closing system.  This resulted primarily from the fact that certain parts of the work of our accounting staff and consultant may not be monitored or adequately reviewed.

•	Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for complex U.S. GAAP matters.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) for the Company.

In order to determine whether our internal control over financial reporting is effective, management has assessed such internal control over financial reporting as of June 30, 2010.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses as of June 30, 2010:

•	There is a lack of sufficient accounting staff which results in a lack of effective controls necessary for a good system of internal control on financial reporting.

•
There was a weakness in the internal control of the financial statements closing system.  This resulted primarily from the fact that certain parts of the work of our accounting staff and consultant may not be monitored or adequately reviewed.

•	Our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for complex US GAAP matters.

As a result of the material weakness in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of June 30, 2010, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework.  A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting.  This control deficiency could result in a misstatement of the presentation and disclosure of our statement of operations that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness in our internal control over financial reporting as of June 30, 2010.  Notwithstanding the existence of such material weakness in our internal controls over financial reporting, our management, including our Chief Executive Officer, believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of  the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Currently, the Company’s lack of income and finances has limited its ability to implement any changes to its internal control over financial reporting and remedy the material weaknesses that have been identified as of June 30, 2010.  However, in the future, if its financial position allows it, the Company may consider changing its internal control over financial reporting to improve the situation.

ITEM 9B.           Other Information

On May 1, 2010, Mr. William Han resigned as the President of the Company due to personal reasons. Mr. Han’s resignation was not a result of any disagreement with the Company or any other matter.

PART III

ITEM 10.            Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

As of September 30, 2010, set forth below in the table as well as in the subsection entitled “Biographies” are the names of our directors and officers, their ages, all positions and offices that they hold with the Company, the period during which they have served as such, and their business experience during at least the last five (5) years. The Company has no “significant employees.”

Name	Age	Position(s)
Zhenyu Wang	40	Chairman of the Board and Chief Executive Officer
Mingfei Yang	27	Chief Financial Officer
Yuefeng Wang	42	Director
Yinan Zhang	29	Director
Xiaoshuang Chen	46	Director
Renbin Yu	47	Director
Yong Bian	37	Director

Family Relationships

There are no family relationships between or among the members of the Board of Directors or other executives. None of our directors and officers are directors or executive officers of any company that files reports with the SEC.

Biographies (Business Experience)

Zhenyu Wang. Mr. Wang has served as Chairman of the Board of the Company since January 4, 2008 and as its Executive Director since September 2010.  From 2007 through 2010, Mr. Wang served as the Chairman and Chief Executive Officer of ZYTX.  From 2004 through 2009, Mr. Wang also served as Chairman of Huayuan Runtong (Beijing) Science and Technology Co., Ltd., General Manager of Huayuan Kaituo (Beijing) Science and Technology Co., Ltd., Chairman of Beijing Putaika Guarding Technology Co., Ltd. From 2001 through 2009, Mr. Wang served as Chairman of Beijing Jinzheng Wantong Network Technology Development Co., Ltd. Prior to this, Mr. Wang served as Chairman of Kaixin Jiye Investment Management Co., Ltd. from November 1994 through July 2001. Mr. Wang earned a master’s degree (EMBA) from Peking University.  The Company believes that Mr. Wang has the qualifications and skills to serve as a Director based upon his technological and business expertise and his years of experience in executive and managerial positions with the Company and previous positions.

Mingfei Yang. Mr. Yang has served as Chief Financial Officer of the Company since January 4, 2008 and has served as Financial Department Manager of ZYTX since May 2007. Prior to that, Mr. Yang worked as an accountant for Hua Yuan Run Tong (Beijing) Technology Co., Ltd. from June 2005 through May 2007, for Mongolia Guo Li Industries Co., Ltd. from April 2003 through June 2005 and for Mongolia Xiao Fei Yang Food Chain Co., Ltd. from September 2002 through March 2003. Mr. Yang earned his Academic Degree in Finance and Tax at Inner Mongolia Financial Institute.

Yuefeng Wang. Mr. Wang has served as a Director of the Company since January 4, 2008 and he has served as Chairman of Hua Yuan Run Tong (Beijing) Technology Co., Ltd. since February 2007. From March 2005 through January 2007 Mr. Wang served as Chairman, Assistant and HR Director of Hua Yuan Run Tong (Beijing) Technology Co., Ltd. Prior to that, Mr. Wang served as the HR Supervisor of Beijing Panasonic & Putian Communications Equipment Co., Ltd. from August 2004 through February 2005. Prior to that, Mr. Wang served as President, Assistant and Manager of the HR Department at BaoDing Chang An Car Manufacturing Co., Ltd. from July 1997 through August 2002. Mr. Wang earned his MBA at Tsinghua University.  The Company believes that Mr. Wang has the qualifications and skills to serve as a Director based upon his accounting and finance expertise; his more than 15 years experience in the industry; and his experience in executive and managerial positions.

Yinan Zhang. Ms. Zhang has served as a Director of the Company since January 4, 2008 and currently serves as president of Nautilus Creative Co., Ltd since June 2007. Prior to that, Ms. Zhang served as Editor of Travel & Leisure Magazine, Chinese Edition from October, 2006 through June, 2007, Prior to that, Ms. Zhang served as Editor of Shanghai Weekly from October,2002 through September, 2003. Ms. Zhang earned her masters degree in Arts et Sciences de l’enregistrement at the Université de Marne-la-Vallée, France.  The Company believes that Ms. Zhang has the qualifications and skills to serve as a Director based upon her significant business experience, including a diversified background of managing and directing insurance related companies.

Xiaoshuang Chen. Mr. Chen has served as a Director of the Company since July 16, 2009.  Mr. Chen recently served as Vice President of China Information Technology Development Ltd., a Hong Kong listed company, since August 2008.  Prior to that, from September 2006 to July 2008, Mr. Chen served as Deputy General Manager of the Henan Lantian Group in the Henan Province of China.  From July 2001 to August 2006, Mr. Chen was employed by the XinAo Group to work for a number of its subsidiaries. During this time, Mr. Chen served as Director and Deputy General Manager of Hebei Veyong Bio-Chemical Co. Ltd., Chief Human Resources Director of the XinAo Group, and Deputy General Manager of XinAo Gas Holdings Limited.  Mr. Chen earned a master’s degree (EMBA) from Peking University.  The Company believes that Mr. Chen has the qualifications and skills to serve as a Director based upon his significant business experience, including managing an insurance related technology company.

Renbin Yu. Mr. Yu has served as a Director of the Company since July 16, 2009.  Mr. Yu recently served as Chairman of the Dalian Wanshan Golf Club since October 2006.  Prior to that, from July 2005 to October 2006, Mr. Yu has served as General Manager of Dalian Water Sports Tourism Co.  From September 1983 to July 2005, Mr. Yu served as Deputy Director of the Urban Construction Bureau of Dalian.  Mr. Yu is Business Administration graduate from Tsinghua University.  The Company believes that Mr. Yu has the qualifications to serve as a Director based upon his education, along with his wide range of business expertise, including a diversified background of managing and directing insurance technology related companies.

Yong Bian.  Mr. Bian has served as a Director of the Company since June 29, 2010.  Since 2009, Mr. Bian also served as the Deputy General Manager of New Fortune Associate (Beijing) Information Technology Co., Ltd., formerly a wholly owned subsidiary of our Company. Prior to that, from July 2007 to August 2009, Mr. Bian was a Business Development Director at Beijing Holdings Information Development Co., Ltd. and from July 2004 to July 2007 as a Senior Consultant at Beijing Ninesage Consulting Co., Ltd. Mr. Bian earned a Bachelor of Science degree from Da Lian University of Technology in 1993 and a MBA degree from TsingHua University in 2004. The Company believes that Mr. Bian has the qualifications and skills to serve as a Director based upon his significant business experience, including managing an insurance technology related company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the copies of such forms furnished to us, we believe that during the fiscal year ended June 30, 2010 all officers, directors and ten percent (10%) beneficial owners who were subject to the provisions of Section 16(a) complied with all of the filing requirements during the year with the exception of:  (1) Xiaoshuang Chen failed to timely file one Form 3, (2) Renbin Yu failed to timely file one Form 3, and (3) Yong Bian failed to timely file one Form 3.

Code of Ethics

We have adopted a Code of Ethics, as required by the rules of the SEC and NASDAQ. Our Code of Ethics is referenced as Exhibit 14.1 hereto, and applies to all of our directors, officers and employees.  We will provide to any person upon request, without charge, a copy of the Code of Ethics. Such request is to be submitted in writing to us at: China INSOnline Corp., Attention: Zhenyu Wang, Room 42, 4F, New Henry House, 10 Ice House Street, Central, Hong Kong.

Nomination Procedures

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors since filing the proxy statement on Schedule 14A with the SEC on June 15, 2010.

Audit Committee

We have an audit committee established by and amongst our board of directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. This Audit Committee is comprised of Mr. Yuefeng Wang, Mr. Yinan Zhang and Mr. Xiaoshuang Chen. Our Board of Directors has determined that Yuefeng Wang qualifies as an audit committee financial expert. This qualification is based upon his education and experience, more fully described above in his biography. Mr. Wang is independent as defined for audit committee members under the NASDAQ Marketplace Rules.

ITEM 11.	Executive Compensation

Summary Compensation Table

The following table sets forth compensation information for services rendered by our chief executive officer during the last two (2) completed fiscal years (ended June 30, 2010 and 2009). No other officer received more than $100,000 in total compensation during those years.

Summary Compensation Table

Name And Principal Function	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	($) (c)	($) (d)	($) (e)	($) (f)	($) (g)	($) (h)	($) (i)	($) (j)
Junjun Xu, Chief Executive Officer(1)	2009	37,554	-0-	-0-	-0-	-0-	-0-	-0-	37,554
	2010	14,155	-0-	-0-	-0-	-0-	-0-	-0-	14,155	(2)

(1)	Ms. Xu resigned from her positions as Chief Executive Officer and as a director on September 1, 2010.
(2)	The disparity in Ms. Xu’s compensation between fiscal 2009 and 2010 is the result of a voluntary pay cut, which was taken in response to the Company’s declining financial status.

Outstanding Equity Awards At Fiscal Year End

None.

Compensation of Directors

The Registrant’s directors received compensation for their services as directors for the years ended June 30, 2010 and June 30, 2009 are shown as table below.  In addition, all directors are reimbursed for out-of-pocket expenses in connection with attendance at Board’s and/or committee meetings.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
EXISTING:
Zhenyu Wang
2009	14,641	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	14,641
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1)

Yuefeng Wang
2009	14,641	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	14,641
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1)

Yinan Zhang
2009	14,641	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	14,641
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1)

Xiaoshuang Chen
2009	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1)

Renbin Yu
2009	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1)

Yong Bian
2009	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1)
RESIGNED:
Junjun Xu
2009	14,641	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	14,641
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1)

Chunsheng Zhou
2009	14,641	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	14,641
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1)

(1) Due to the Company’s declining financial status during the fiscal year ended June 30, 2010, each of the directors agreed to serve on the Company’s board without receipt of any compensation.

Employment Agreements

On September 1, 2010, pursuant to his appointment as chief executive officer, the Company and Mr. Wang entered into an employment agreement whereby Mr. Wang will receive an annual salary of $240,000. In return Mr. Wang will devote his full time and attention to the Company and during his employment will not engage in any other business activities. (The employment agreement does not prohibit Mr. Wang from investing in other businesses, provided that, such investments do not require his active involvement in such companies’ operations.) In addition Mr. Wang agreed that during his employment he will not disclose confidential information, including trade secrets, outside the Company. The Company may terminate Mr. Wang’s employment upon 30 days prior written notice, thereupon the Company must provide Mr. Wang a severance payment of $20,000 at termination. Mr. Wang may also terminate his employment upon 30 days prior written notice, however, in such event a severance payment will not be made. The Company may also terminate Mr. Wang’s employment upon 30 days prior written notice if the Company undergoes a change of control, dissolution or bankruptcy event.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five (5%) percent or more of the Common Stock of the Company, all directors individually and all directors and officers as a group as of September 30, 2010. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount of Direct Ownership	Amount of Indirect Ownership	Total Beneficial Ownership	Percentage of Class(2)
Zhenyu Wang, Chairman of the Board	16,008,960	-	16,008,960	34.8%
Mingfei Yang, Chief Financial Officer	-	-	-	-%
Yuefeng Wang, Director	-	-	-	-%
Yinan Zhang, Director	-	-	-	-%
Xiaoshuang Chen, Director	-	-	-	-%
Renbin Yu, Director	-	-	-	-%
Yong Bian, Director	-	-	-	-%
All directors and officers as a group (7 persons)	16,008,960		16,008,960	34.8%

5% Shareholders
Yanling Chen Room 704, Zhenxing District Yijing Street, 33# No.2, Dandong City, Liaoning Province, China	2,999,040	-	2,999,040	6.5%

Junjun Xu	5,280,000	-	5,280,000	11.5%
Room 807, Block A, Ding Xiu Xin Yuan No 1.Nanli Shiliu Yuan, Fengtai District Beijing, 100075 , China

(1)            Unless otherwise noted, each beneficial owner has the same address as the Company.

(2)           Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under those rules and for purposes of the table above (a) if a person has decision making power over either the voting or the disposition of any shares, that person is generally deemed to be a beneficial owner of those shares; (b) if two or more persons have decision making power over either the voting or the disposition of any shares, they will be deemed to share beneficial ownership of those shares, in which case the same shares will be included in share ownership totals for each of those persons; and (c) if a person held options to purchase shares that were exercisable on, or became exercisable within 60 days of September 30, 2010, that person will be deemed to be the beneficial owner of those shares and those shares (but not shares that are subject to options held by any other stockholder) will be deemed to be outstanding for purposes of computing the percentage of the outstanding shares that are beneficially owned by that person.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons

During the years ended June 30, 2010 and 2009, the Chairman of the Company, Mr. Wang Zhenyu, made advances to the Company for working capital purposes.  At June 30, 2010 and 2009, the amount outstanding was $403,600 and $253,506, respectively.  As of September 30, 2010, the amount outstanding was $317,506.  The outstanding amounts are non-interest bearing, unsecured and have no fixed repayment terms.

Director Independence

The following directors are independent pursuant to NASDAQ rules and the rules of the SEC: Yinan Zhang, Yuefeng Wang, Renbin Yu and Xiaoshuang Chen. The following directors are not independent: Zhenyu Wang and Yong Bian. All of the members of our Audit Committee, Compensation Committee and Nominating Committee are independent pursuant to the NASDAQ rules.

ITEM 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Friedman LLP and Weinberg & Company, P.A. for services rendered to us with respect to the fiscal years ended June 30, 2010 and 2009, respectively:

	Friedman LLP	Weinberg & Company, P.A.	Weinberg & Company, P.A.
Fee Category	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009

Audit Fees	$110,000	$75,000	$182,000
Audit-related fees	-	-	-
Tax fees	-	-	-
All other fees	-	-	-
Total Fees	$110,000	$75,000	$182,000

Audit Fees. The fees for services rendered by Friedman LLP were for the audit of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010. Weinberg & Company, P.A.’s fees for services were for the audit of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009, and reviews of our interim condensed consolidated financial statements included in our three Quarterly Reports on Form 10-Q during each of the years ended June 30, 2010 and 2009. Audit fees for both firms included services that are normally provided by them in connection with regulatory filings or engagements, including consents provided with respect to registration statements we filed with the Securities and Exchange.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Audit Committee during the fiscal year ended June 30, 2010.

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

10.10
Share Purchase Agreement dated June 23, 2010, by and among Rise and Grow Limited, Beijing Zhiyuan Tianxia Sci-tech Development Co., Ltd., Ever Trend Investment Limited and Beijing San Teng Da Fei Technology Co., Ltd.
*

10.11
Tri-party Creditor’s Right Transfer Agreement dated June 29, 2010, by and among Beijing Zhiyuan Tianxia Sci-tech Development Co., Beijing Yingtong Jixun Sci-tech Development Co., Ltd. and Beijing Santeng Dafei Sci-tech Development Co., Ltd.
*

10.12	Software Copyright Transfer Agreement dated June 29, 2010, between Beijing Zhiyuan Tianxia Sci-tech Development Co. and Beijing Santeng Dafei Sci-tech Development Co., Ltd.	*

10.13	Share Purchase Agreement dated June 30, 2010, between China INSOnline Corp. and Hong Kong Jing Nuo International Limited.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 6, 2010.

10.14	Employment Agreement dated September 1, 2010, between China INSOnline Corp. and Zhenyu Wang.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 3, 2010.

10.15	2010 Stock Option Plan	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 as filed with the SEC on July 1, 2010.

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008

16.1	Auditor’s Letter	Incorporated by reference to Exhibit 16.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on September 29, 2008

16.2	Auditor Letter of K.P. Cheng & Co.	Incorporated by reference to Exhibit 16.2 to the Company’s Annual Report on Form 10-K as filed with the SEC on October 13, 2009

16.3	Auditor’s Letter	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 10, 2010.

23.1	Consent of Friedman LLP	*

23.2	Consent of Weinberg & Company, P.A.	*

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	*

99.1	Audit Committee Charter of the Company	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

99.2	Compensation Committee Charter of the Company	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

99.3	Corporate Governance and Nominating Committee Charter of the Company	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2008

99.4	Audited Financial Statements of Guang Hua Insurance Agency Company Limited for the Years Ended June 30, 2008 and 2007	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 9, 2009

99.5	Unaudited Condensed Financial Statements of Guang Hua Insurance Agency Company Limited for the Three Months Ended September 30, 2008 and 2007	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 9, 2009

99.6	China INSOnline Corp. and Subsidiaries Unaudited Condensed Combined Pro Forma Financial Statements For The Year Ended June 30, 2008 And As Of And For The Three Months Ended September 30, 2008	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on January 9, 2009

* Provided herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHINA INSONLINE CORP.
Date: October 13, 2010

	By:	/s/Zhenyu Wang
Zhenyu Wan
Chief Executive Officer, Principal Executive Officer and Chairman of The Board

/s/Mingfei Yang
Mingfei Yang
Chief Financial Officer, Principal Financial and Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/Zhenyu Wang	Chief Executive Officer, Principal	October 13, 2010
Zhenyu Wang	Executive Officer and Chairman of the Board

/s/Mingfei Yang	Chief Financial Officer, Principal	October 13, 2010
Mingfei Yang	Financial and Accounting Officer

/s/Yuefeng Wang	Director	October 13, 2010
Yuefeng Wang

/s/Yinan Zhang	Director	October 13, 2010
Yinan Zhang

/s/Renbin Yu	Director	October 13, 2010
Renbin Yu

/s/Yong Bian	Director	October 13, 2010
Yong Bian

/s/Xiaoshuang Chen	Director	October 13, 2010
Xiaoshuang Chen

CHINA INSONLINE CORP.

AND

SUBSIDIARIES

Consolidated Financial Statements
For The Years Ended June 30, 2010 and 2009

CHINA INSONLINE CORP.

AND

SUBSIDIARIES

TABLE OF CONTENTS

FRIEDMAN LLP
ACCOUNTANTS AND ADVISORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China INSOnline Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China INSOnline Corp. and Subsidiaries ("the Company") as of June 30, 2010, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in stockholders' equity(deficiency) for the year ended June 30, 2010. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2010, and the consolidated results of its operations and its cash flows for the year ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, in current year the Company has ceased all operations, suffered significant losses and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Friedman LLP

October 13, 2010

406 LIPPINCOTT DRIVE, SUITE J, MARLTON, NJ 08053 T 856.355.5900 F 856.396.0022 WWW.FRIEDMANLLP.COM
OFFICES IN NEW YORK CITY | NEW JERSEY | LONG ISLAND AND AN INDEPENDENT MEMBER FIRM OF DFK WITH OFFICES WORLDWIDE DFK

WEINBERG & COMPANY, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Shareholders of:
China INSOnline Corp.

We have audited the accompanying consolidated balance sheet of China INSOnline Corp. and Subsidiaries (the "Company") as of June 30, 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China INSOnline Corp. and Subsidiaries as of June 30, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Weinberg + Company, P.A.
Weinberg & Company, P.A.

Boca Raton, Florida
September 28, 2009

6100 Glades Road • Suite 314
Boca Raton, Florida 33434
Telephone: 561.487.5765
Facsimile: 561.487.5766

1925 Century Park East • Suite 1120
Los Angeles, California 90067
Telephone: 310.601.2200
Facsimile: 310.601.2201
www.cpaweinberg.com

Room 2707, 27/F
Shui On Centre • 6-8 Harbour Road
Wanchai, Hong Kong, P.R.C.
Telephone: 852-2780-7231
Facsimile: 852-2780-8717

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2009
ASSETS
Cash and cash equivalents	$92,094	$1,217,085
Current assets of discontinued operations	103,822	13,662,598
Total Current Assets	195,916	14,879,683

Non-current assets of discontinued operations	29,529	14,775,006

TOTAL ASSETS	$225,445	$29,654,689

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities of discontinued operations	$809,861	$9,490,359

TOTAL CURRENT LIABILITIES	809,861	9,490,359

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.001 par value; 100,000,000 shares authorized; 40,000,000 shares issued and outstanding as of June 30, 2010 and 2009	40,000	40,000
Additional paid-in capital	86,360	86,360
(Accumulated deficit) retained earnings	(1,451,677)	19,291,210
Accumulated other comprehensive income	740,901	746,760
Total Stockholders’ (deficiency) equity	(584,416)	20,164,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$225,445	$29,654,689

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30, 2010	Year Ended June 30, 2009

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	(20,742,887)	9,177,601

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(5,859)	(13,398)

COMPREHENSIVE INCOME	$(20,748,746)	$9,164,203

NET (LOSS) INCOME PER SHARE FROM DISCONTINUED OPERATIONS, NET OF TAX

- BASIC AND DILUTED	$(0.52)	$0.23

WEIGHTED AVERAGE SHARES OUTSTANDING

- BASIC AND DILUTED	40,000,000	40,000,000

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
YEARS ENDED JUNE 30, 2010 AND 2009

	Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
BALANCE, JUNE 30, 2008	40,000,000	$40,000	$86,360	$10,113,609	$760,158	$11,000,127

Foreign currency translation loss	-	-	-	-	(13,398)	(13,398)

Net income	-	-	-	9,177,601	-	9,177,601

BALANCE, JUNE 30, 2009	40,000,000	$40,000	$86,360	$19,291,210	$746,760	$20,164,330

Foreign currency translation loss	-	-	-	-	(5,859)	(5,859)

Net loss	-	-	-	(20,742,887)	-	(20,742,887)

BALANCE, JUNE 30, 2010	40,000,000	$40,000	$86,360	$(1,451,677)	$740,901	$(584,416)

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2010	Year Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from discontinued operations	$(20,742,887)	$9,177,601
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization	1,381,744	440,011
Depreciation	61,848	106,992
Loss (Gain) on disposal of fixed assets	9,606	(72,711)
Deferred tax provision (benefit)	61,798	(166,673)
Provision for doubtful accounts	62,292	26,397
(Gain) on disposal of subsidiaries	(565,908)	-
Impairment of goodwill	4,473,787	-
Impairment of software	9,290,464	-
Write-off of prepayment	10,633,610	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	7,700,607	(1,085,023)
Other receivables	(597,987)	5,055
Prepayments and deposits	(15,017,986)	(4,213,071)
Accounts payable	(150,364)	138,353
Other payables and accrued liabilities	(1,614,661)	1,345,465
Taxes payable	4,466,262	3,351,193
Deferred revenue	-	(63,583)
Net cash provided by (used in) operating activities	(547,775)	8,990,006

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	(1,840)	(5,715,919)
Repayment from a former shareholder of a newly acquired subsidiary	-	1,019,759
Acquisition of software	(727,121)	(731,433)
Prepayments for software	-	(6,981,952)
Acquisition of fixed assets	-	(118,780)
Proceeds on disposal of fixed assets	7,509	130,563
Net cash used in investing activities	(721,452)	(12,397,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from a director	150,094	71,455
Net cash provided by financing activities	150,094	71,455

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,119,133)	(3,336,301)
Effect of exchange rate changes on cash	(5,858)	(14,467)
Cash and cash equivalents, at beginning of the year	1,217,085	4,567,853
CASH AND CASH EQUIVALENTS, END OF THE YEAR	$92,094	$1,217,085

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

CHINA INSONLINE CORP.
CHINA INSONLINE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ZBDT was formed by Rise & Grow for the purpose of developing computer and network software and related products and to promote the development of high-tech industries in the field of Chinese information technology.  In compliance with the PRC’s foreign investment restrictions on Internet information services and other laws and regulations, ZBDT conducts all of our Internet information and media services and advertising in China through ZYTX, a domestic Variable Interest Entity (“VIE”).  It does this by controlling Beijing ZYTX Technology Co., Ltd (“ZYTX”), through an Exclusive Technical Consulting and Service Agreement (the “Consulting Agreement”) and related transaction documents dated as of September 28, 2007 (collectively, the “Service Agreements”).  ZBDT did not conduct any business for the Company and was sold to third party in connection with the June 30, 2010 transaction.

CHINA INSONLINE CORP.
CHINA INSONLINE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

According to the Consulting Agreement, ZBDT has the exclusive right to provide technical consulting and other services to ZYTX, effectively restricting and controlling the operations of ZYTX.  The terms of the agreement granted rights to ZBDT to solely and exclusively possess all intellectual property of ZYTX which comprise the core value and assets of ZYTX (ultimately, solely and exclusively possessed by the Company).

On October 28, 2008, Rise & Grow and ZYTX acquired Guang Hua Insurance Agency Company Limited (“GHIA”), a limited liability company organized under the laws of the PRC, through a share exchange which resulting in Rise & Grow obtaining 100% of the voting and beneficial interest in GHIA.

On April 2, 2009, Zhi Bao Da Tong (Beijing) Technology Co., Ltd (“ZBDT”) changed its name into New Fortune Associate (Beijing) Information Technology Co Ltd. (“NFA”).

On January 14, 2010, the Company acquired a Hong Kong limited company, Ever Trend Investment Limited (“ETI”), for investment holding purpose.  Before the acquisition, ETI was dormant and has no business activity.

On March 25, 2010, Run Ze Yong Cheng (Beijing) Technology Co. Limited (“RZYC”), a company registered in the PRC, was established and incorporated by ETI as a wholly foreign owned enterprise for future business development purposes.  ETI’s sole business is to act as a holding company for RZYC.  RZYC was formed by ETI for the purpose of future business development.  As at June 30, 2010, RZYC has not commenced any business operation period.

In compliance with the PRC’s foreign investment restrictions on insurance agent services and other laws and regulations, RZYC acquired Beijing San Teng Da Fei Technology Development Co., Ltd. (“STDF”), a company registered in the PRC on December 3, 2009 in order to conduct insurance related business in China.  STDF is a variable interest entity of RZYC through an Exclusive Technical Consulting and Service Agreement (the “STDF Consulting Agreement”) in which RZYC has exclusive rights to provide technical consulting services to STDF as well as possess all intellectual property of STDF which comprise the core value and assets of STDF.  In addition, the equity purchase agreement by and between the owners of STDF gave RZYC the exclusive and irrevocable right to acquire 100% of the equity interests of STDF as well as the right to  control the operating activities and the shareholding structure of STDF.

CHINA INSONLINE CORP.
CHINA INSONLINE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). Effective February 1, 2010, the Company adopted ASU 2009-17, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, the required changes provide guidance on shared power and joint venture relationships, remove the scope exemption for qualified special purpose entities, revise the definition of a variable interest entity, and require additional disclosures.  The Company assesses the terms contained in the Consulting Agreement and Service Agreements between ZBDT and ZYTX, the agreements between RZYC and STDF and determines that ZYTX and STDF are VIEs.

On June 23, 2010, GHIA was transferred to STDF from ZYTX and on June 30, 2010, the Company entered into an agreement with a third party to dispose Rise & Grow and its subsidiaries NFA and its VIE ZYTX for a cash consideration of US$100,000.

The Company accounted for the winding down of the business as discontinued operations as it meets the criteria set forth in FASB Codifications (“ACS”) 205 “Discontinued Operations.”

The consolidated financial statements included the accounts of CHIO and the following subsidiaries.   Inter-company accounts and transactions have been eliminated in consolidation:

Rise & Grow – 100% subsidiary of CHIO during the year ended June 30, 2010 but was disposed on June 30, 2010;

ETI – 100% subsidiary of CHIO;

NFA – 100% subsidiary of Rise & Grow during the year ended June 30, 2010 but was disposed together with Rise & Grow on June 30, 2010;

CHINA INSONLINE CORP.
CHINA INSONLINE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RZYC – 100% subsidiary of ETI;

ZYTX – a VIE of NFA.  ZYTX was disposed together with Rise & Grow and NFA on June 30, 2010;

STDF – a VIE of RZYC.

GHIA – 100% subsidiary of ETI through STDF to act as legal owner in China.

Inter-company accounts and transactions have been eliminated in consolidation.

The Company ceased all of its core operations by June 30, 2010. The financial results have been classified as discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented. See Note 5 for additional information regarding discontinued operations.

2.           Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company ceased all operations, experienced significant operating losses and has negative capital deficiency as of June 30, 2010. This raised substantial doubt about its ability to continue as a going concern. The Company's existence is dependent upon management's ability to obtain additional financings.  The Company is actively pursuing additional capital injections from potential investors as well as seeking other growth opportunities by way of merger or acquisition.  In addition, the Chairman of the Company will continue to provide necessary funding in order to enable the Company to continue operations for the next twelve months. The accompanying consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.           Summary of Significant Accounting Policies

(a)          Use of Estimates

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

CHINA INSONLINE CORP.
CHINA INSONLINE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)          Principles of consolidation

Pursuant to ASC Topic 810, we are required to include in our consolidated financial statements the financial statements of variable interest entities. ASC Topic 810 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

The consolidated financial statements include the accounts of ZYTX (disposed in June 2010) and GHIA since they are deemed variable interest entities and the Company is the primary beneficiary.

(c)          Fair Value of Financial Instruments

The Company adopted ASC 820, "Fair Value Measurements" on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

The Company’s financial instruments include prepayment and deposits, other payables and accrued liabilities, amount due to director, income tax payable. We estimated that the carrying amount approximates fair value due to their short-term nature. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.

(d)          Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturity of three months or less to be cash and cash equivalents.

CHINA INSONLINE CORP.
CHINA INSONLINE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e)          Revenue Recognition

The Company ceased all of its core operations as of June 30, 2010.  Historically, the Company earned revenues primarily through online advertising and software development.  As a result of management’s decision to wind down all of its business operations during fiscal year 2010, all revenues are included in the Income/loss from discontinued operations on the statements of operations for all period presented.

Advertising revenues are derived mainly from online advertising arrangements, which allow advertisers to place advertisements on particular areas of the Company’s web sites, in particular formats and over particular periods of time.  Such arrangements have generally included some combination of website construction service (service fee is recognized when the web site is complete); Website advertising (revenues recognized ratably over the display period of the advertisement, typically one year), and website maintenance services (revenue is recognized ratably over the contract period).

Software development revenue is recognized in accordance with ASC 985-605, "Software," when the outcome of a contract for software development can be estimated reliably, contract revenue and costs are charged to income by reference to the stage of completion of the contract activity at the balance sheet date, as measured by the proportion that costs incurred to date bear to estimated total costs for each contract.  When the outcome of a contract cannot be estimated reliably, contract costs are recognized as an expense in the period in which they are incurred. Contract revenue is recognized to the extent of contract costs incurred that it is probable will be recoverable.  Where it is probable that the total contract costs will exceed total contract revenue, the expected loss is recognized as an expense immediately.

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

	June 30, 2010	June 30, 2009
Period end RMB: US$ exchange rate	6.8086	6.8319
Period average RMB: US$ exchange rate	6.8367	6.8072
Period end HKD: US$ exchange rate	7.7847	7.7501
Period average HKD: US$ exchange rate	7.7614	7.7646

CHINA INSONLINE CORP.
CHINA INSONLINE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(g)          Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future utilization is uncertain.

(h)          Comprehensive Income

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

(i)          Loss/Earnings Per Share

Basic loss/earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive securities outstanding for the years presented.

(j)          Goodwill and Intangible Assets

In accordance with ASC 805, “Business Combination” and FASB ASC Topic 350, “Intangibles-Goodwill and Other”, the Company accounts for business combinations using the purchase method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Pursuant to this guidance, the Company does not amortize the goodwill balance and instead, performs an annual impairment review to assess the fair value of goodwill over its carrying value. Identifiable intangible assets with finite lives are amortized over their useful lives. Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances.

The Company performs an impairment review of its indefinite-lived intangible assets when events occur which trigger the need for an earlier impairment review.  In connection with the winding down all of the Company’s operations and the sales of subsidiaries, the Company recognized  impairment charge of $4,473,787 on goodwill derived from the acquisition of ZYTX.  It also recognized impairment charges of $ 9,290,464 on software.

CHINA INSONLINE CORP.
CHINA INSONLINE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(k)          Segment

Historically the Company operated in three business segments, including software development, online insurance advertising, and insurance agency. As a result of management’s decision to wind down its operations in 2010, all segment operations are presented as discontinued operations for the years ended June 30, 2010 and 2009.

(l)          Reclassifications

The Company has reclassified certain balances in the prior year on the balance sheet and income statement primarily related to discontinued operations to conform to the current year presentation. The amounts reclassified had no effect on retained earnings or net income (Also see Note 5).

4.           Recent Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning July 1, 2010. The Company does not expect the adoption will have an impact on its consolidated financial position or results of operations. The Company is subject to the examination by PRC tax authorities for fiscal year 2009 and 2010.

5.           Discontinued Operations

The assets and liabilities from discontinued operations at June 30, 2010 and 2009 was as follows:

	June 30, 2010	June 30, 2009
ASSETS OF DISCONTINUED OPERATIONS
Accounts receivable, net of allowance for doubtful accounts	$-	$7,764,537
Prepayments and deposits	3,822	5,428,848
Other receivable	100,000	2,385
Deferred taxes	-	466,828
Total current assets of discontinued operations	103,822	13,662,598

Fixed assets, net	29,529	212,591
Software, net	-	2,963,136
Prepayments for software	-	6,981,952
Goodwill	-	4,473,787
Deposits	-	78,093
Deferred taxes	-	65,447
Total non-current assets of discontinued operations	29,529	14,775,006

TOTAL ASSETS OF DISCONTINUED OPERATIONS	133,351	28,437,604

LIABILITIES OF DISCONTINUED OPERATIONS
Accounts payable	$-	$150,514
Other payables and accrued liabilities	399,956	2,735,625
Amount due to director	403,600	253,506
Income taxes payable	6,305	6,260,070
Deferred taxes	-	90,644
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$809,861	$9,490,359

CHINA INSONLINE CORP.
CHINA INSONLINE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           Related Parties Transactions

During the years ended June 30, 2010 and 2009, the Chairman of the Company, Mr. Wang Zhenyu, made advances to the Company for operational needs.  At June 30, 2010 and 2009, the amount outstanding was $403,600 and $253,506, respectively.  The outstanding amounts are non-interest bearing, unsecured and have no fixed repayment terms.

During the year ended June 30, 2009, ZYTX entered into the agreement with Beijing Enterprises UniCard Co., Ltd. ("UniCard"), which Mr. Zhenyu Wang, the Chairman of the Company is also the Chairman of UniCard.  For the year ended June 30, 2009, the Company rented office space to UniCard for $131,758 and the Company also sold fixed assets to UniCard for $130,563.

7.           Taxes

Corporation Income Tax (“CIT”)

Historical the Company did not generate any taxable income outside of the PRC. The Company’s operational subsidiary  ZYTX was incorporated in PRC. The Management does not expect to repatriate ZYTX’s net income back to US in the near future; therefore ZYTX is governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises. The Company has not recorded a provision for U.S. federal income taxes for the years ended June 30, 2010 and 2009 due to the net operating loss carry forward in the United States. The Company's tax return for fiscal tax year ending December 31, 2009 is subject to examination by federal and state tax authorities.

CHINA INSONLINE CORP.
CHINA INSONLINE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 16, 2007, the National People’s Congress of China approved the new Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), which was effective from January 1, 2008.  Prior to January 1, 2008, the CIT rate applicable to the Company’s subsidiary in the PRC was 33%. As from January 1, 2008, the applicable CIT rate for the Company’s subsidiaries and VIEs incorporated in PRC, which include NFA, ZYTX, RZYC, STDF and GHIA are 25%.

In connection with the sales of three subsidiaries, Rise & Grow, NFA and ZYTX on June 28, 2010, the third party buyer agreed to assume $11,083,398 of income tax payable, along with $379,833 of deferred tax assets.  The Company had $6,305 of income tax payable related to GHIA which remained on the books and included in the current liabilities of discontinued operations on the balance sheet as of June 30, 2010.

8.           Commitments and Contingency

(a)          Lease Commitments

The Company’s office operating lease will expire in 2011 with the remaining lease payment of approximate $18,506.

(b)          Pledge of common stock by a significant shareholder

Mr. Zhenyu Wang, a significant shareholder, entered into a loan agreement dated January 8, 2010 with Argyll Investments, LLC, and pledged 2,000,000 common stock of the Company to secure a personal loan of $554,400 at interest rate of 4% per annum for 36 months, full recourse note.

Mr. Zhenyu Wang, a significant shareholder, entered into a loan agreement dated February 16, 2010 with Argyll Investments, LLC, and pledged 2,000,000 common stock of the Company to secure a personal loan of $705,600 at interest rate of 4% per annum for 36 months, full recourse note.

9.           Subsequent event

On September 27, 2010, the Company entered into a letter of intent with a PRC company to consummate a reverse acquisition within one year, subject to due diligence.