Form 10-Q
period 2010-09-30
China INSOnline Corp.
filed 2010-11-16
CIK 860131

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☒ No ☐

As of November 15, 2010, there are 46,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

i

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	June 30, 2010
ASSETS
Cash and cash equivalents	$115,711	$92,094
Current assets of discontinued operations	2,020	103,822
Total Current Assets	117,731	195,916

Non-current assets of discontinued operations	29,529	29,529

TOTAL ASSETS	$147,260	$225,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term loan	$100,500	$-
Current liabilities of discontinued operations	1,043,018	809,861

TOTAL LIABILITIES	1,143,518	809,861

COMMITMENTS AND CONTINGENCY

STOCKHOLDERS’ DEFICIENCY
Common stock, $.001 par value; 100,000,000 shares authorized; 46,000,000 shares and 40,000,000 shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	46,000	40,000
Additional paid-in capital	2,060,535	86,360
Accumulated deficits	(3,735,110)	(1,451,677)
Accumulated other comprehensive income	632,317	740,901
Total Stockholders’ Deficiency	(996,258)	(584,416)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$147,260	$225,445

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	$(2,283,433)	$3,120,617

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(108,584)	(17,817)

COMPREHENSIVE (LOSS) INCOME	$(2,392,017)	$3,102,800

NET (LOSS) INCOME PER SHARE

- BASIC	$(0.05)	$0.08

- DILUTED	$(0.05)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING

- BASIC	46,000,000	40,000,000

- DILUTED	44,793,478	40,000,000

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from discontinued operations	$(2,283,433)	$3,120,617
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	-	218,567
Depreciation	-	36,342
Loss (Gain) on disposal of fixed assets	-	2,473
Deferred taxes	-	(118,268)
Equity based payments to non employees	1,974,175	-
Changes in operating assets and liabilities, :
Accounts receivable	-	6,327,857
Other receivables	100,000	(48,609)
Rental deposits	1,802	56,333
Prepayments and deposits	-	(10,689,494)
Accounts payable	-	(150,386)
Other payables and accrued liabilities	222,555	226,602
Taxes payable	104	1,192,117
Net cash provided by operating activities	15,203	174,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from options exercised	6,000	-
Acquisition of software	-	(725,431)
Acquisition of fixed assets	-	(1,839)
Proceeds on disposal of fixed assets	-	1,755
Net cash provided (used in) investing activities	6,000	(725,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	100,500	-
Advance from a director	10,498	-
Net cash provided by financing activities	110,998	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	132,201	(551,364)
Effect of exchange rate changes on cash	(108,584)	(17,784)
Cash and cash equivalents, at beginning of the period	92,094	1,217,085
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$115,711	$647,937

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           Organization and Basis of Presentation

China INSOnline Corp. (“CHIO” or the “Company”) was incorporated on December 23, 1988 as a Delaware corporation.  It became a shell company in June 2010 as a result of winding down all operations.   The Company  has not had any operations since June 30, 2010. As a result of winding down its business in June 2010, the Company reclassified all prior period amounts as discontinued operations.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced significant operating losses and ceased all operations as of June 30, 2010. This raised substantial doubt about its ability to continue as a going concern. The Company's existence is dependent upon management's ability to obtain additional financing.   The Company is actively pursuing additional capital injections from potential investors or equity partners as well as seeking other growth opportunities by way of merger and acquisition.  See Note 8. The financial statements do not include any adjustments that might result from this uncertainty

2.           Summary of Significant Accounting Policies

(a)            Economic and Political Risks

The Company's operations are conducted in the People’s Republic of China (the “PRC”). Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti−inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(b)           Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.           Summary of Significant Accounting Policies (Continued)

(c)           Consolidation

The condensed consolidated financial statements include the accounts of the Company’s 100% owned subsidiaries Ever Trend Investment Limited (“ETI”) and Run Ze Yong Cheng Technologies, a wholly owned foreign entity (“WOFE”); variable interest entities San Deng Ta Fei Technology (“SDTF”) and Guang Hua Insurance Agency (“GHIA”), entities  incorporated under the laws of PRC. In accordance with certain professional standards, we are required to include in our consolidated financial statements the financial statements of variable interest entities. ASC Topic 810, Consolidation,  requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity or is entitled to receive a majority of the variable interest entity’s residual returns. Variable interest entities are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.  STDF and GHIA are deemed variable interest entities and the Company is the primary beneficiary as a result of various consulting and service agreements among the Company, STDF and GHIA.  The subsidiaries and variable interest entities have not had any operations since the Company wound down all of its operations in June 2010.

(d)           Fair Value of Financial Instruments

The carrying amount of current assets and current liabilities reported in the condensed consolidated balance sheets approximate fair market value.  The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.

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

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.           Summary of Significant Accounting Policies (Continued)

(d)           Fair Value of Financial Instruments (Continued)

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

(e)           Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

(f)           Foreign Currency Translation

The accompanying financial statements are presented in United States dollars.  The functional currencies of the Company are the Renminbi (“RMB”) and the Hong Kong Dollar (“HKD”).  The financial statements are translated into United States Dollars (“US$” or “$”) from RMB and US$ from HKD at period-end exchange rates as to assets and liabilities and average exchange rates for the reported periods as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

(g)           Income Taxes

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

(h)           Stock-Based Compensation

The Company accounts for all awards, including employee, director, non-employee, consultant and advisor awards, by recognizing compensation expense based on the fair value of share-based transactions.  The Company recognizes compensation expense using a ratable method (providing the minimum amount of compensation recorded is equal to the vested portion of the award, requiring a ratable method when necessary) and classifies these amounts in the condensed consolidated statements of operations. The Company uses the Black-Scholes valuation model to calculate the fair value of stock options, utilizing various assumptions.  The Company records equity instruments issued to non-employees as expenses at their fair value over the related service period.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.           Summary of Significant Accounting Policies (Continued)

(i)           (Loss) Earnings Per Share

Basic loss/earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss/earnings per share is computed similar to loss/basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

3.           Related Parties Transactions

During the periods ended September 30, 2010 and 2009, the Chairman and Chief Executive Officer of the Company, Mr. Wang Zhenyu, made advances to the Company for operational needs.  At September 30, 2010 and June 30, 2010, the amount outstanding was $414,098 and $403,600, respectively.  The outstanding amounts are non-interest bearing, unsecured and have no fixed repayment terms.  As a result of the Company winding down its operations, the outstanding balance is included in current liabilities of discontinued operations.

4.           Taxes

Corporation Income Tax (“CIT”)

Historically the Company did not generate any taxable income outside of the PRC. The Company’s operational subsidiary GHIA was incorporated in PRC. Management does not expect to repatriate GHIA’s net income back to the U.S. in the near future; therefore GHIA is governed by the Income Tax Law of the PRC concerning privately-run enterprises. To date, the Company has not filed the 2009 U.S. tax returns with the federal and state tax authorities.  There is $35,000 in accrued franchise tax payable included in current liabilities of discontinued operations on the condensed consolidated balance sheet as of September 30, 2010

5.           Current liabilities of discontinued operations consist of the following:

	September 30	June 30
	2010	2010
Professional fees	$479,689	$337,814
Franchise tax payable	35,000	-
Due to a director	414,098	403,600
Tax payable	6,409	6,305
Others	107,822	62,142
Total current liabilities of discontinued operations	$1,043,018	$809,861

6.           Short Term Loan

During the current quarter, the Company’s subsidiary, Ever Trend Investment Limited (“ETI”), entered into an unsecured short term loan agreement for $100,500 with an unrelated party to meet the needs of its day-to-day activities.  The short term loan bears an interest rate of 3% per annum and is repayable on December 31, 2010.  Mr. Wang Zhenyu, the Chairman and Chief Executive Officer of the Company, provides personal guarantee on the loan in the event of default by ETI.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Commitments and Contingency

(a)           Lease Commitments

The Company’s operating lease for its office will expire in February 2011 with aggregate payments through such date of  $10,749.

(b)           Pledge of common stock by a significant shareholder

Mr. Zhengyu Wang, the Chairman and Chief Executive Officer of the Company,  entered into  loan agreements dated January 8, 2010 and February 10, 2010 with Argyll Investments, LLC, pledging an aggregate of 4,000,000 shares of the Company’s common stock owned by Mr. Wang to secure personal loans of $1,260,000 at interest rate of 4% per annum for 36 months with full recourse.

8.            Stock-Based Compensation

(a)           Stock Option Plan

During June 2010, the Company’s Board of Directors and shareholders approved the 2010 Stock Option Plan (the “2010 Plan”) which became effective on June 29, 2010.  The 2010 Plan provides for the grant of incentive stock options (“ISOs”) and stock options which do not qualify as ISOs, which are collectively referred as “Options,” for the purchase of shares of the Company’s common stock to the Company’s employees, officers, directors, and outside consultants and advisors.  An aggregate of 6,000,000 shares of the Company’s common stock were authorized for future issuance under the 2010 Plan.  Pursuant to the 2010 Plan, stock options generally vest over a ten-year period and expire 10 years from the date of grant. Stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the service period (generally the vesting period of the equity grant).

In July 2010, the Company entered into certain consulting agreements with 4 consultants for investor relations and marketing related services for a term of 4 years.  In exchange for services to be received, the Company issued options to purchase an aggregate of up to 6,000,000 shares at an exercise price of $0.001 on July 19 and July 20, 2010.  The options were fully vested on the respective issuance dates. The Board of Directors approved the issuance of the options granted to the consultants.  All 6,000,000 options issued are exercised as of September 30, 2010.  The Company received $6,000 proceeds from the option exercises.

The Company estimates the fair value of stock options granted using the Black-Scholes model and assumptions as to the fair value of the common stock on the grant date, expected term, expected volatility, risk-free rate of interest and an assumed dividend yield.   For awards granted, the fair value of the common stock is generally determined based on the closing price of the stock on the Nasdaq Capital Market on the grant date.   The Company estimated the expected volatility based on the historical volatility of the Company’s common stock. The Company calculated the expected life of options using the simplified method as prescribed by the Stock Compensation Subtopic of the FASB Codification, due to the Company’s limited employee exercises of its options.   The assumed dividend yield is based upon the Company’s expectation of not paying any dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for maturities similar to the expected term.

The Black-Scholes model assumptions for the period set forth below are as follows:

September 30, 2010
Risk-free interest rate	2.99%
Expected life	1 years
Expected volatility	31.5%
Expected dividends	0%

The fair value of options granted was $0.33 utilizing the Black-Scholes model. The following table presents equity-based expense included in the loss from discontinued operations, net of tax, line item on the condensed consolidated statements of operations for the quarter ended September 30, 2010:

	September 30, 2010	September 30, 2009

General and administrative expenses	$1,974,175	$-

As of September 30, 2010, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the 2010 Plan.'

As of September 30, 2010 and 2009, there are no options outstanding or exercisable.

CHINA INSONLINE CORP.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           Subsequent Event

On November 12, 2010, the Company entered into a Share Exchange Agreement with Ding Neng Holdings Limited (“Ding Neng Holdings”), a British Virgin Islands business company, and the shareholders of Ding Neng Holdings.

Pursuant to the Share Exchange Agreement, the Company will acquire from the Ding Neng Holdings Shareholders 100% of Ding Neng Holdings in exchange for shares of common stock representing 85% of the common stock issued and outstanding immediately following the closing (the “Acquisition”). After the Acquisition is completed, the Company’s existing stockholders are expected to beneficially own approximately 10.5% of the outstanding shares of the post-acquisition entity.

Ding Neng Holdings indirectly controls  Fujian Zhangzhou Dingneng Bio-technology Co., Ltd., a corporation organized under the laws of the PRC, which is an variable interest entity that engages in the production, refinement and distribution of bio-diesel fuel in southern China.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

Statements contained in this Quarterly Report on Form 10-Q of China INSOnline Corp. (the “Company” or “ CHIO ”) that are not purely historical are forward-looking statements and are being provided in reliance upon the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates”, “expects”, “intends”, “plans”, "believes", "seeks", "estimates" or similar expressions identify forward-looking statements. These forward-looking statements include but are not limited to statements regarding the Company’s expectations of our future liquidity needs, our expectations regarding our future operating results including our planned increase in our revenue levels and the actions we expect to take in order to maintain our existing customers and expand our operations and customer base. All forward-looking statements are made as of the date of filing this Report and are based on current management expectations and information available to us as of such date. We assume no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include risks associated with our target markets and risks pertaining to competition, other trend information and our ability to successfully enhance our operations. All references to “China INSOnline Corp.”, “us”, “we,” “our” or the “Company” in this Quarterly Report mean China INSOnline Corp., a Delaware corporation, and all entities owned or controlled by China INSOnline Corp., except where it is made clear that the term means only the parent company.

Overview

China INSOnline Corp. was incorporated on December 23, 1988 as a Delaware corporation and commenced operations on January 1, 1989.  The Company became a shell company in June 2010.  The weak economic market, which resulted in a significant decline in revenues of all areas of the Company’s business led to the Company’s decision to wind down its operations.  Currently, the Company does not have any operations.

Recent Transaction

On November 12, 2010, the Company entered into a Share Exchange Agreement with Ding Neng Holdings Limited, a British Virgin Islands holding company (“Ding Neng Holdings”), which owns (i) 100% of Ding Neng Bio-technology Co., Limited, a Hong Kong company, which owns (ii) 100% of Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“Fuhua” ), a foreign investment enterprise organized under the laws of the People’s Republic of China, or PRC, and which has, through various contractual agreements, management control and the rights to the profits of Fujian Zhangzhou Dingneng Bio-technology Co., Ltd. (“Ding Neng Bio-tech”), a corporation organized under the laws of the PRC, which engages in the production, refinement and distribution of bio-diesel fuel in southern China.  The Share Exchange Agreement provides for an acquisition transaction (the “Acquisition”) in which the Company through the issuance of shares of Common Stock representing 85% of the Common Stock issued and outstanding immediately following the closing of the Acquisition, will acquire 100% of Ding Neng Holdings.  Ding Neng Holdings indirectly owns 100% of the outstanding capital stock of Fuhua, which has, through various contractual agreements, management control and the rights to the profits of Ding Neng Bio-tech and establishes Ding Neng Bio-tech as a variable interest entity, with Fuhua as the beneficiary.

In connection with the Acquisition, Ding Neng Holdings has agreed to provide Zhenyu Wang, the Company’s chief executive officer, an employment agreement, whereby Mr. Wang will be employed by the post-acquisition entity for a term of two years at an annual salary of $150,000 and equity of the post-acquisition entity equal to 1% upon execution of the employment agreement, plus an additional 0.5% over the term of the employment agreement (0.25% after the first year and 0.25% after the second year. The Share Exchange Agreement contains detailed provisions prohibiting each of the Company, Ding Neng Holdings and the Ding Neng Holdings Shareholders from seeking an alternative transaction. These covenants generally prohibit the Company, Ding Neng Holdings and the Ding Neng Holdings Shareholders, as well as their officers, directors, subsidiaries, employees, agents and representatives, from taking any action to solicit an alternative acquisition proposal.

In addition to the Acquisition, the Share Exchange Agreement requires that a reverse stock split to precede the completion of the Acquisition.  The reverse stock split is primarily because the NASDAQ Stock Market has indicated that based on the Company’s lack of business operations, it is categorized as a “public shell.”  Based on this status, the post-acquisition entity must meet the initial listing requirements of the NASDAQ Capital Market which requires a minimum bid price of $4.00 per share.  To assist the post-acquisition entity in meeting this minimum bid requirement, the Company will effect a reverse stock split of a ratio between 1:20 and 1:40  prior to the consummation of the Acquisition.

In addition, upon consummation of the Acquisition, the Company will file an Amended and Restated Certificate of Incorporation to change its name from and after the closing of the Acquisition to China Bio-Energy Corp. to better reflect the post-acquisition entity ’s business.

The parties plan to complete the Acquisition as soon as reasonably practical; provided that the conditions specified in the Share Exchange Agreement have been satisfied or waived.

Going Concern

Our auditors issued an auditor’s report containing an explanatory paragraph regarding our ability to continue as a going concern for the year ended June 30, 2010.

As a company with no operating business, management believes that the Company will not be able to generate cash flows sufficient for the next twelve months. Based upon our current limited cash resources and without the infusion of additional capital, management does not believe the Company can operate as a going concern beyond one year.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2010, the Company had approximately $115,711 in cash and cash equivalents.  Since the Company ceased all business operations, in order for us to continue as a going concern, we hope to obtain necessary financing by ways of capital injection from potential investors as well as seeking other growth opportunities by way of merger or acquisition. There can be no assurance that we will be able to secure additional funding or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations.

During the current quarter, the Company’s subsidiary, Ever Trend Investment Limited, entered into an unsecured short term loan agreement for $100,500 with an unrelated party to meet the need of its day-to-day activities.  The short term loan bears an interest rate of 3% per annum matures on December 31, 2010.  Mr. Wang Zhenyu, the Chairman and Chief Executive Officer of the Company, provided a personal guarantee on this loan in the event of default by Ever Trend Investment Limited.

Related Party Transactions

During the quarter ended September 30, 2010, the Chairman and Chief Executive Officer of the Company, Mr. Wang Zhenyu, made advances to the Company for working capital purposes.  At September 30, 2010 and 2009, the amount outstanding was $414,098 and $253,501, respectively.  As of November 8, 2010, the amount outstanding was $414,098.  The outstanding amounts are non-interest bearing, unsecured and have no fixed repayment terms.

Off-balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief financial officer and chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of September 30, 2010.  Based on that evaluation, our management concluded that our disclosure controls and procedures as of September 30, 2010 were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 was not recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Thus, our disclosure controls and procedures did not include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Act were accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In particular, we have identified the following material weakness of our internal controls:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Currently, the Company’s lack of income and finances has limited its ability to implement any changes to its internal control over financial reporting and remedy the material weaknesses that have been identified as of September 30, 2010.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 19, 2010, the Company issued to two engineering consultants, options to purchase an aggregate of up to 3,000,000 shares of the Company’s common stock as compensation for IT consulting and advisory services.  The options had an exercise price of $0.001 per share and were scheduled to expire on July 8, 2020.  On July 19, 2010, the consultants exercised the options for 3,000,000 shares of the Company’s common stock.  We relied upon the exemption from registration under Section 4(2) (“Section 4(2)”) of the Securities Act of 1933, as amended, in connection with these issuances.  The Board of Directors approved the issuance of these options on July 19, 2010.

On July 20, 2010, the Company issued to two financial consultants, options to purchase an aggregate of up to 3,000,000 shares of the Company’s common stock as compensation to provide public relationship services in (1) referring the investment banks, funds, investors and potential merger and acquisition targets to the Company and assisting the Company in negotiating the contractual terms, (2) assisting the Company to make a marketing and investor relations plan to improve the liquidity of stock, (3) arranging road shows for the Company and meeting with potential investors and potential merger and acquisition targets, and (4) providing other financial advisory and services as may be agreed upon by the Consultant and the Company.  The options had an exercise price of $0.001 per share and were scheduled to expire on July 20, 2020.  The Board of Directors approved the issuance of these options on July 20, 2010. On July 21, 2010, the financial consultants exercised the options for 3,000,000 shares of the Company’s common stock.  We relied upon the exemption from registration under Section 4(2) in connection with these issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	Guarantee dated November 15, 2010 between Zhenyu Wang and Lu Liu.	Provided herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	By:	/s/ Zhenyu Wang
	Name:	Zhenyu Wang
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/Mingfei Yang
	Name:	Mingfei Yang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)