Form 10-Q
period 2011-09-30
China Bio-Energy Corp.
filed 2012-09-21
CIK 860131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 0-20532

CHINA BIO-ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	74-2559866
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

Pudong Building, 2nd Floor, Jiulong Avenue, Longwen District

Zhangzhou City, Fujian Province

363000, China

(Address of Principal Executive Offices)

86-596 2967018

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non–Accelerated filer ☐          Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2011
Common stock, par value $0.001	28,791,267

China Bio-Energy Corp.

1

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

China Bio-Energy Corp.

Consolidated Financial statements

September 30, 2011 and December 31, 2010

(Stated in US Dollars)

2

China Bio-Energy Corp.

Contents	Pages

Consolidated Balance Sheets	4 – 5

Consolidated Statements of Income	6

Consolidated Statements of Cash Flows	7

Consolidated Statements of Stockholders’ Equity	8

Notes to Financial Statements	9 – 24

China Bio-Energy Corp.

Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

	Note	September 30, 2011	December 31, 2010
		[Unaudited]	[Audited]
Assets
Current assets
Cash and cash equivalents	2D	$4,481,513	$2,253,976
Restricted cash	3	296,016	259,228
Accounts receivable, net	2E, 4	2,623,003	1,454,614
Other Receivable		2,022,869	-
Inventory	2F, 5	882,371	1,131,229
Prepaid expenses		1,365,701	525,843
Total current assets		11,671,473	5,624,890

Non-current assets
Plant and equipment, net	2G, 6	3,203,879	3,147,022
Construction in progress		96,358	-
Intangible assets, net	2H, 7	3,333,824	3,236,591
Deposits		3,124	266,266
Total non-current assets		6,637,185	6,649,879

Total Assets		$18,308,658	$12,274,769

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Bank loans	8	$468,618	$453,734
Accounts payable and accruals	9	468,932	390,240
Taxes payable	10	235,684	9,261
Total current liabilities		1,173,234	853,235

Non-current liabilities
Related party payable	11	76,260	1,678,877
Total non-current liabilities		76,260	1,678,877

Total Liabilities		$1,249,494	$2,532,112

See Accompanying Notes to the Financial Statements.

China Bio-Energy Corp.

Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

	Note	September 30, 2011	December 31, 2010
		[Unaudited]	[Audited]
Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 28,791,267 and 27,312,515 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively		$28,791	$27,313
Additional paid-in capital		5,481,042	931,026
Statutory reserves	2L, 15	898,271	898,271
Retained earnings		9,912,184	7,592,577
Accumulated other comprehensive income		738,876	293,470
Total stockholders’ equity		$17,059,164	$9,742,657

Total Liabilities and Stockholders’ Equity		$18,308,658	$12,274,769

See Accompanying Notes to the Financial Statements.

China Bio-Energy Corp.

Unaudited Consolidated Statements of Income

For the three and nine months ended September 30, 2011 and 2010

(Stated in US Dollars)

	Note	Three months ended September 30		Nine months ended September 30
		2011	2010	2011	2010

Revenue	2N	$10,944,633	$9,852,715	$30,378,570	$24,641,197
Cost of revenue	2O	8,549,203	6,666,967	23,244,712	17,804,186
Gross profit		2,395,430	3,185,748	7,133,858	6,837,011

Selling expenses		180,158	11,455	539,073	176,309
General and administrative expenses		327,595	326,457	1,422,089	1,078,284
Total operating expenses		507,753	337,912	1,961,162	1,254,593

Operating income		1,887,677	2,847,836	5,172,696	5,582,418

Other income/(expenses)
Other expenses		(2,060)	-	(79,577)	-
Share compensations	17	(18,750)	(29)	(2,205,990)	(29)
Interest income		49,023	3,367	59,132	6,552
Interest expenses		(9,599)	(4,363)	(26,320)	(4,363)
Total other income/(expenses)		18,614	(1,025)	(2,252,755)	2,160

Pre-tax income		1,906,291	2,846,811	2,919,941	5,584,578

Provisions for income tax	2K, 12	191,046	463,008	600,334	805,229

Net income/(loss)		$1,715,245	$2,383,803	$2,319,607	$4,779,349

Earnings per share	2P, 16
Basic		$0.06	$0.09	$0.08	$0.18
Diluted		$0.06	$0.09	$0.08	$0.18

Weighted average shares outstanding
Basic		28,783,575	27,312,515	28,170,066	27,312,515
Diluted		28,783,575	27,312,515	28,170,066	27,312,515

See Accompanying Notes to the Financial Statements.

China Bio-Energy Corp.

Unaudited Consolidated Statements of Cash Flows

For the three and nine months ended September 30, 2011 and 2010

(Stated in US Dollars)

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Net Income	$1,715,245	$2,383,803	$2,319,607	$4,779,349
Adjustments to reconcile net income to net cash from operations:
Amortization	1,199	1,008	3,586	2,931
Depreciation	48,232	75,145	224,840	215,113
(Reversal)/ Provision for bad debt	(55,569)	25,386	61,494	47,650
Share compensation	18,750	-	2,205,990	-
Changes in operating assets and liabilities:
(Increase)/decrease in restricted cash	24,712	(40,322)	(36,788)	(40,322)
(Increase)/decrease in accounts and other receivables	635,546	(843,072)	(3,252,752)	(995,127)
(Increase)/decrease in inventories	738,094	7,841	248,858	(175,470)
(Increase)/decrease in prepaid expenses and taxes	(840,680)	(1,498,150)	(839,859)	(2,453,951)
Increase/(decrease) in accounts payables and accruals	(744,871)	(335,407)	78,692	1,324,414
Increase/(decrease) in customer deposits		-		-
Increase/(decrease) in taxes payables	235,684	(67,048)	226,423	533,806
Net cash provided/(used) by operating activities	1,776,342	(290,816)	1,240,091	3,238,393

Cash flows from investing activities
Payments for purchases and construction of plant and equipment	(97,364)	(143,826)	(378,055)	(342,590)
Proceeds from disposal of equipment		-		-
Payments for purchases of intangible assets	(30,544)	-	(100,819)	-
Proceeds from return of deposits	(30)	1,981,423	263,142	957,244
Net cash provided/(used) by investing activities	(127,938)	1,837,597	(215,732)	614,654

Cash flows from financing activities
Capital contribution from shareholders	-	-	2,345,504	-
Proceeds from borrowings from bank	14,884	447,888	14,884	447,888
Proceeds/(repayments) of related party loan	(725,101)	(751,848)	(1,602,617)	(1,869,299)
Net cash provided by financing activities	(710,217)	(303,960)	757,771	(1,421,411)

Net Increase of cash and cash equivalents	938,187	1,242,821	1,782,130	2,431,636

Effect of foreign currency translation on cash	145,988	154,946	445,406	159,803

Cash & cash equivalents at beginning of period	3,397,337	1,278,664	2,253,976	84,992

Cash & cash equivalents at end of period	$4,481,512	$2,676,431	$4,481,512	$2,676,431

Supplementary information
Interest received	$55,577	$3,367	$60,065	$6,552
Interest paid	17,951	(4,363)	(26,748)	(4,363)
Income taxes paid	356,902	-	(610,106)	-

See Accompanying Notes to the Financial Statements.

China Bio-Energy Corp.

Unaudited Consolidated Statements of Stockholders’ Equity

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

						Accumulated
	Number		Additional			other
	Of	Common	paid in	Statutory	Retained	comprehensive
	Shares	stock	Capital	reserve	Earnings	income	Total
Balance at January 1, 2010	27,312,515	$27,313	$926,026	$-	$2,817,808	$26,757	$3,797,904
Capital contribution from shareholders	-	-	5,000	-	-	-	5,000
Net income	-	-	-	-	5,673,040	-	5,673,040
Appropriations of retained earnings	-	-	-	898,271	(898,271)	-	-
Foreign currency translation adjustment	-	-	-	-	-	266,713	266,713
Balance at December 31, 2010	27,312,515	$27,313	$931,026	$898,271	$7,592,577	$293,470	$9,742,657

Balance at January 1, 2011	27,312,515	$27,313	$931,026	$898,271	$7,592,577	$293,470	$9,742,657
Issuance of common stock	1,478,752	1,478	2,204,512	-	-	-	2,205,990
Capital contribution from shareholders	-	-	2,345,504	-	-	-	2,345,504
Net Income	-	-	-	-	2,319,607	-	2,391,607
Appropriations of retained earnings	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	445,406	445,406
Balance at September 30, 2011	28,791,267	$28,791	$5,481,042	$898,271	$9,912,184	$738,876	$17,059,164

	Comprehensive Income
			Accumulated
	September 30, 2011	December 31, 2010	Total
Net income/(loss)	$2,319,607	$5,673,040	$7,992,647
Foreign currency translation adjustment	445,406	266,713	712,119
	$2,765,013	$5,939,753	$8,704,766

 See Accompanying Notes to the Financial Statements.

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

1.	The Company and Principal Business Activities

A.	Organization and Structure

I.     Ultimate Holding Company

a.)	China Bio-Energy Corp. (the “Company”) formerly known as China INSOnline Corp. was incorporated on December 23, 1988 as a Delaware corporation. It became a shell company in June 2010 as a result of winding down all operations.

II.     Intermediary Holding Companies

a.)	Ding Neng Holdings Ltd. (“Ding Neng Holdings”) is an investment holding company that was incorporated under the laws of British Virgin Islands (“BVI”) on October 20, 2010.

b.)	Ding Neng Bio-technology Co., Ltd. (“Ding Neng HK”) was incorporated under the laws of Hong Kong on September 10, 2010. Ding Neng HK does not have any operations. Its sole purpose is to act as an intermediary holding company. Ding Neng HK is wholly-owned by Ding Neng Holdings.

c.)	On November 2, 2010, under the laws of the People’s Republic of China (“PRC”), Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WOFE”) was incorporated as a wholly-foreign owned entity. The WOFE is wholly-owned by Ding Neng HK.

The WOFE does not conduct operations. All operations are conducted through the operating entity Fujian Zhangzhou Ding Neng Bio-technology Co., Ltd. (“Ding Neng Bio-tech”) via a variable interest entity agreement.

III.   Operating Entity

All of the Company’s operations are located in the PRC, and are conducted through its operating entity Ding Neng Bio-tech detailed below:

a.)	Ding Neng Bio-tech was incorporated under the laws of the PRC on December 8, 2006. It is located in Zhangzhou city Fujian Province of PRC. Ding Neng Bio-tech engages in the production, refinement and distribution of bio-diesel fuel in Southern China. Ding Neng Bio-tech operates a biodiesel manufacturing facility in Zhangzhou City. Currently the raw materials used in Ding Neng Bio-tech’s production of biodiesel are refined animal fats and crude and refined vegetable oils.

B.	Variable Interest Entity Agreement

In November 2010, the WFOE entered into a Consulting Service Agreement with Ding Neng Bio-tech, which entitles the WFOE to substantially all of the economic benefits of Ding Neng Bio-tech in consideration of services provided by the WFOE to Ding Neng Bio-tech. In addition, the WFOE entered into certain agreements with each of Xinfeng Nie, Sanfu Huang, and Shunlong Hu (the “Ding Neng Bio-tech shareholders”), including an Option Agreement allowing the WFOE to acquire the shares of Ding Neng Bio-tech as permitted by PRC laws, a Voting Rights Proxy Agreement that provides the WFOE with the voting rights of the Ding Neng Bio-tech shareholders and an Equity Pledge Agreement that pledges the shares in Ding Neng Bio-tech to the WFOE. Effective control of Ding Neng Bio-tech was transferred to the WFOE through these series of contractual arrangements without transferring legal ownership in Ding Neng Bio-tech to the WFOE (the “Reorganization”). As a result, Ding Neng Bio-tech became a variable interest entity (“VIE”) and was included in the consolidated group.

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

C.	Share Exchange Agreements

On December 6, 2010, the Company entered into an Amendment (the “Amendment”) to the Share Exchange Agreement dated November 12, 2010 with Ding Neng Holdings. The Share Exchange Agreement and the Amendment provides for an acquisition transaction (the “Acquisition”) in which the Company, through the issuance of 25,875,000 shares of its common stock, par value $0.001, representing 90% of the issued and outstanding common stock immediately following the closing of the Acquisition, acquired 100% of Ding Neng Holdings.

The closing of the Acquisition took place on February 10, 2011 (the “Closing Date”).  On the Closing Date, pursuant to the terms of the Share Exchange Agreement as amended, the Company acquired all of the outstanding equity securities of Ding Neng Holdings from the shareholders of Ding Neng Holdings; and the shareholders of Ding Neng Holdings transferred and contributed all of their issued and outstanding shares of Ding Neng Holdings to the Company.

The share exchange transaction has been accounted for as a recapitalization of Ding Neng Bio-tech where the Company (the legal acquirer) is considered the accounting acquiree and Ding Neng Bio-tech (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of Ding Neng Bio-tech. Accordingly, the financial data, included in the accompanying consolidated financial statements for all periods prior to February 10, 2011, is that of the accounting acquirer, Ding Neng Bio-tech. The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

2.	Significant Accounting Policies

A.	Method of accounting

The Company maintains its general ledger and journals with the accrual method of accounting in accordance with PRC generally accepted accounting principles (“GAAP”). For financial statement reporting purposes, the Company has converted its PRC GAAP financial statements to financial statements that are presented in accordance with generally accepted accounting principles in the United States of America. The conversion of the Company’s financial statements from presentation in accordance with PRC GAAP to US GAAP did not result in any reconciling items on the accompanying financial statements.

The financial statements and accompanying notes are representations of management.

B.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances such as due to/due from, investment in subsidiaries, and subsidiaries’ capitalization have been eliminated.

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

C.	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for trade receivables, (2) economic lives of property, plant and equipment, (3) asset impairments, and (4) contingency reserves. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates

D.	Cash and cash equivalents

The Company classifies the following instruments as cash and cash equivalents: cash on hand, unrestricted bank deposits, and all highly liquid investments purchased with original maturities of three months or less.

E.	Accounts receivable

Accounts receivable are disclosed at the net value of all outstanding invoice amounts less management’s estimate for doubtful accounts. Management regularly reviews outstanding accounts and provides an allowance for doubtful accounts. Management’s allowance for doubtful accounts at September 30, 2011 and December 31, 2010 was 5% of gross accounts receivables.

In regard to the Company’s allowance for doubtful accounts, we keep one general reserve, the amount of which equals 5% of gross account receivables. We have no specific reserve, as we believe adequate provisions for doubtful accounts have been provided through our general reserve. When estimating the allowance for doubtful accounts, we take into consideration: 1) our track record of payment collection, which shows zero experience of any material delinquent accounts that were uncollectible and that we have not written off material balance; 2) the enhanced measures we currently take to minimize failure of collection, which include having internal staff call for payment, filing legal pledges, utilizing collection agents to collect outstanding balances, etc. Since our collection period of receivables has never exceeded one year, based on past experience, we believe collection becomes improbable once they exceed the threshold of one year. Thus we will write off receivables against allowance for doubtful accounts once they are older than one year.

F.	Inventories

Inventories consist of finished goods and raw materials. Inventories are valued at the lower of cost, as determined on a first-in first-out basis, or market. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management writes down the inventories to market value if it is below cost. Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required. Costs of raw material inventories include purchase and related costs incurred in bringing the products to their present location and condition. Finished goods are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

G.	Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Machinery and equipment	10 years
Motor vehicles	5 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

H.	Intangible assets

The Company individually tracks and accounts for each intangible asset. Each intangible asset is carried at its original acquisition cost less accumulated amortization. The Company provides amortization for each intangible asset using the straight line method over its estimated useful life.

I.	Accounting for impairment of long lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), ASC 360-10-35. The Company evaluates its long lived assets for impairment when indicators of impairment are present or annually, whichever occurs sooner. In the event that there are indications of impairment, the Company will record a loss to statements of income equal to the difference between the carrying value and the fair value of the long lived asset. The Company typically, but not exclusively, uses the expected future discounted flows method to determine fair value of long lived asset subject to impairment. The fair value of long lived assets held for disposition will include the cost of disposal.

The Company’s long-lived assets are grouped by their presentation on the consolidated balance sheets, and further segregated by their operating and asset type. Long-lived assets subject to impairment include buildings, equipment, vehicles, software licenses, and land-use-rights. The Company makes its determinations based on various factors that impact those assets.

The Company assessed its buildings, equipment, vehicles, software licenses, and land-use-rights for production. At December 31, 2010, the Company concluded that certain equipment was obsolete, and disposed of them in the first quarter of 2011. The total loss on such disposals was $443,027 and had recorded it as impairment loss for the year then ended. At September 30, 2011, the Company has concluded its long-lived assets have not experienced any impairment losses because the Company’s long lived assets have enabled the Company to experience significant profit growth during the nine months ended September 30, 2011.

J.	Advertising expenses

The Company expenses advertising costs as incurred.

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

K.	Income taxes

The Company uses the accrual method of accounting to determine income taxes for the year. The Company has implemented FASB ASC 740 Accounting for Income Taxes. Income tax liabilities computed according to the United States, People’s Republic of China (PRC), and Hong Kong tax laws provide for the tax effects of transactions reported in the financial statements and consists of taxes currently due, plus deferred taxes, related primarily to differences arising from the recognition of expenses related to the depreciation of plant and equipment, amortization of intangible assets, and provisions for doubtful accounts between financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

A valuation allowance is recognized for deferred tax assets if it is more likely than not that the deferred tax assets will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

L.	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

M.	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange Rates	Nine month ended September 30, 2011	Twelve months ended December 31, 2010	Nine months ended September 30, 2010
Period-end RMB :
US$ exchange rate	6.4018	6.61180	6.6981
Average period RMB :
US$ exchange rate	6.5060	6.77875	6.8164

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

N.	Revenue recognition

In accordance to FASB ASC 605-10, the Company recognizes revenue net of value added tax (VAT) when persuasive evidence of an arrangement exists, delivery of the goods has occurred and customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured. No return allowance is made as product returns are insignificant based on historical experience. Costs of distributing products to the Company’s customers are included in selling expenses.

O.	Cost of revenue

Cost of goods sold consists primarily of raw materials, utility and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expense and direct overhead expenses necessary to manufacture finished goods, as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs.

P.	Earnings per share

The Company computes earnings per share (“EPS”) in accordance with FASB ASC 260 “Earnings per share”. SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Q.	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company presents components of comprehensive income with equal prominence to other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

R.	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

S.	Subsequent events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events:  (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events, and based on this evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustments to the consolidated financial statements.

T.	Recent accounting pronouncements

In January 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-01, “Receivables Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to be concurrent with the effective date of the guidance for determining what constitutes a troubled debt restructuring, as presented in proposed Accounting Standards Update, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. Under the existing effective date in Update 2010-20, public- entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. This new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

In June 2011, the FASB issued an Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220). Under the amendments to Topic 220, Comprehensive Income, entities have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This new accounting pronouncement is not expected to have a material impact on the Company’s consolidated financial position or results of the operations.

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

3.	Restricted Cash

Restricted cash represents interest bearing deposits placed with banks to secure letters of credit.

4.	Accounts Receivable

Accounts receivable at September 30, 2011 and December 31, 2010 consisted of the following: -

	September 30, 2011	December 31, 2010
Accounts receivable	$2,761,056	$1,531,173
Less: Allowance for doubtful accounts	138,053	76,559
Accounts receivable, net	2,623,003	$1,454,614

Allowance for doubtful accounts
Beginning balance	76,559	$81,076
Allowance provided	61,494	2,764
Charged against allowance	-	-
Reversals	-	(7,281)
Ending balance	138,053	$76,559

Accounts receivable aging analysis:-

	September 30, 2011	December 31, 2010
1-30 Days	$2,753,246	$1,531,173
30-60 Days	-	-
61-90 Days	-	-
91-120 Days	-	-
121-365 Days	-	-
Over 365 Days	7,810	-
Total	$2,761,056	$1,531,173

The Company believes it has provided adequate provisions for doubtful accounts. Doubtful allowance accounts at September 30, 2011 and December 31, 2010 was 5% of gross account receivables. In a situation, the Company uses all its efforts, such as having internal staff call for payment, filing legal pledges, or even hiring collecting agents to collect the outstanding balance, but the collection is no longer probable. The Company will write off the balance against the allowance for doubtful accounts. In the event that previously written off receivables are collected, the Company will re-establish the allowance of bad debt.

From the inception of business, the Company has not experienced any material delinquent accounts that were uncollectible, and has not written off material balances against the allowance for doubtful accounts.

5.	Inventories

	September 30, 2011	December 31, 2010
Raw Materials	$469,366	$401,667
Finished Goods	413,005	729,562
	$882,371	$1,131,229

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

6.	Plant and Equipment

Plant and equipment consisted of the following at September 30, 2011 and December 31, 2010:-

At		Accumulated
September 30, 2011:-	Cost	Depreciation	Net
Buildings	$1,650,172	$260,315	$1,389,857
Manufacturing Equipment	2,367,890	618,606	1,749,284
Office Equipment	70,733	17,452	53,281
Vehicles	18,901	7,444	11,457
	$4,107,696	$903,817	$3,203,879

At		Accumulated
December 31, 2010:-	Cost	Depreciation	Net
Buildings	$1,597,761	$71,186	$1,526,575
Manufacturing Equipment	2,860,289	1,300,047	1,560,242
Office Equipment	55,149	8,645	46,504
Vehicles	18,301	4,600	13,701
	$4,531,500	$1,384,478	$3,147,022

Depreciation expenses were $ 224,840 and $332,412 for the nine months and fiscal year ended September 30, 2011 and December 31, 2010, respectively.

7.	Intangible Assets

At		Accumulated
September 30, 2011:	Cost	Amortization	Net
Land Use Rights	$178,970	$19,409	$159,561
Biology Assets	3,174,263	-	3,174,263
	$3,353,233	$19,409	$3,333,824

At		Accumulated
December 31, 2010:-	Cost	Amortization	Net
Land Use Rights	$178,969	$15,822	$163,147
Biology Assets	3,073,444	-	3,073,444
	$3,252,413	$15,822	$3,236,591

Land-use-rights represent the right to use and develop land in accordance to zoning laws granted by the local PRC government less accumulated amortization. Under PRC law, the company is permitted to sell, transfer, or mortgage its land-use-rights. Amortization expenses were $3,586 and $4,351 for the nine months and fiscal year ended September 30, 2011 and December 31, 2010, respectively.

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

In November 2009, the Company entered into an agreement with a shareholder of Ding Neng Bio-tech to purchase 165 acres of Sapindus forests and the forest land use rights for RMB 20,000,000 (approximately $3.1 million). As of September 30, 2011, the Company had paid $3,174,263 towards the total purchase price. The forests ownership and land use rights were obtained from Zhejiang Provenience Forestry Administration after the completion of certain administrative processes in December 2010.

8.	Bank Loans

Short-term bank loans:-
Creditor	Interest Rate	Maturity	September 30, 2011	December 31, 2010
China Minsheng Banking Corp., Ltd. – Xiamen Branch	7.8875%	1/05/2012	$468,618	$453,734
			$468,618	$453,734

The loan was guaranteed by Jianhu Qinglong Forest Development Co., Ltd. No covenant was applied.

9.	Accounts Payable and Accruals

Description	September 30, 2011	December 31, 2010
Payables for purchases of production materials	$326,078	$303,533
Miscellaneous payables and accrued expenses	142,854	86,707
	$468,932	$390,240

10.	Taxes payable

Description	September 30, 2011	December 31, 2010
Income tax payable	$38,67373	$1,421
Personal Income tax withholding	-	7,840
Value added tax payable	187,629	-
Others	9,382	-
	$235,684	$9,261

11.	Related Party Payable

Related party payable was $76,260 due to the shareholder Mr. Sanfu Huang. Related party payables represent the amounts the shareholders of Ding Neng Bio-tech advanced to the Company during the development stage of its business. These loans were non-interest-bearing and payable on demand.

As of December 31, 2010, among the $1,678,877 related party payables, $1,659,369 (approximately RMB 10.97 million) was due to the shareholder Mr. Sanfu Huang. Because the Company was lacking in favorable liquidity source, the Board approved a resolution on December 9, 2010 to authorize Mr. Sanfu Huang to pay on behalf of Ding Neng Bio-tech, $1,659,369 representing price increase of raw materials purchased as agreed by the Company. This debt due to Mr. Huang was fully repaid on July 22, 2011.

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

12.	Income Taxes

In respect of the Company and its subsidiaries domiciled and operated in United States, British Virgin Islands, Hong Kong and the People’s Republic of China, the taxation of these entities are summarized below:

Entities	Countries of Domicile	Income Tax Rate
China Bio-Energy Corp.	United States	34%
Ding Neng Holdings Limited	BVI	0%
Ding Neng Bio-technology Co., Limited	Hong Kong	16.5%
Zhangzhou Fuhua Biomass Energy Technology Co., Limited	PRC	12.5%
Fujian Zhangzhou Ding Neng Bio Technology Co., Limited	PRC	12.5%

Ding Neng Bio-tech is a foreign owned entity. Pursuant to the tax laws of the PRC, it is exempt from corporate income tax for its first two years and is entitled to a 50% tax reduction for the succeeding three years. Therefore, Ding Neng Bio-tech’s income is subject to 0% income tax rate for the years 2008 and 2009. From 2010 onwards to 2012, Ding Neng Bio-tech will benefit from a reduced tax rate of 12.5%.

Since the Company is primarily a holding company without any business activities in United States, the Company did not incur any U.S. tax for the nine and twelve months ended September 30, 2011 and December 31, 2010, respectively.

	Three months ended September 30		Nine months ended September 30
Description	2011	2010	2011	2010
Income (loss) before taxes:
U.S. Federal	$-	$-	$(2,255,240)	$-
U.S. State		-	-	-
BVI	-	-	-	-
HK	-	-	(26)	-
PRC	1,906,291	2,846,811	5,175,207	5,584,578
Total income before taxes	$1,906,291	$2,846,811	$2,919,941	$5,584,578

Provision for taxes:
Current:
U.S. Federal	$-	$-	$-	$-
U.S. State	-	-	-	-
BVI	-	-	-	-
HK	-	-	-	-
PRC	191,046	463,008	600,334	805,229
	$191,046	$463,008	$600,334	$805,229

Deferred:
U.S. Federal	$-	$-	$-	$-
U.S. State	-	-	-	-
BVI	-	-	-	-
HK	-	-	-	-
PRC	-	-	-	-
Valuation Allowance	-	-	-	-
Deferred tax:	$-	$-	$-	$-

Total provision for taxes	$191,046	$463,008	$600,334	$805,229
Effective tax rate	10.02%	16.26%	20.56%	14.42%

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

The differences between the U.S. federal statutory income tax rates and the Company's effective tax rate for the three months and nine months ended September 30, 2011 and 2010 are shown in the following table:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
U.S. federal statutory income tax rate	34.00%	34.00%	34.00%	34.00%
Lower rates in PRC, net	(9.00)%	(9.00)%	(9.00)%	(9.00)%
Accruals in foreign jurisdictions	(2.58)%	3.76%	8.06%	1.92%
Tax holiday	(12.50)%	(12.50)%	(12.50)%	(12.50)%
Effective tax rate	10.02%	16.26%	20.56%	14.42%

13.	Risks

A.	Credit risk

Since the Company’s inception, the age of account receivables have been less than one year indicating that the Company is subject to minimal risk from credit extended to customers.

B.	Interest risk

The Company is subject to interest rate risk when its short term loans become due and require refinancing.

C.	Concentration of demand risk

The Company’s top ten customers accounted for 90.10% and 98.68% of its revenue for the nine months ended September 30, 2011 and 2010, respectively. During those same periods, four and five individual customers each accounted for greater than 10% of the Company’s revenues, respectively.

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

D.	Concentration of supply risk

The Company’s top ten vendors accounted for 84.79% and 90.93% of its cost for the nine months ended September 30, 2011 and 2010, respectively. During those same periods, two and four individual vendors each accounted for greater than 10% of the Company’s purchases, respectively.

E.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

F.	Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the Company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on to the Company’s customers could adversely impact the Company’s results of operations.

14.	Financial Instruments

The Company adopted ASC 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.

ASC 820-10 includes a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing an asset or liability based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1–inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2–observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3–instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

The Company’s financial instruments consist mainly of cash and restricted cash. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:-

At September 30, 2011:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$4,481,513	$-	$-	$4,481,513
Restricted cash	296,016	-	-	296,016
Total financial assets	$4,777, 529	$-	$-	$4,777, 529

At December 31, 2010:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$2,253,976	$-	$-	$2,253,976
Restricted cash	259,228	-	-	259,228
Total financial assets	$2,513,204	$-	$-	$2,513,204

In January 2008, the Company adopted SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, now known as the provisions of Accounting Standards Codification subtopic 825-10 (formerly SFAS 159), Fair Value Option for Financial Assets and Financial Liabilities, and has elected not to measure any of our current eligible financial assets or liabilities at fair value. SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. We did not elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the nine months ended September 30, 2011.

15.	Commitments

A.	Operating lease commitments

The Company leases cars from the Company’s shareholder, Mr. Xinfeng Nie. The impact to the Company’s results of operations, in the form of lease expense, for the nine and twelve months ended September 30, 2011 and December 31, 2010, were $40,349 and $13,234, respectively. The Company’s lease contract with the related party calls for operating lease commitments as follows:

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

For the nine months ending September 30:

Fiscal Years	Commitments
2011	$23,764
2012	54,146
2013	54,146
2014	54,146
2015	40,610
$226,812

The Company leases offices from various outside parties. The impact to the Company’s results of operations, in the form of rent expense, for the nine and twelve months ended September 30, 2011 and December 31, 2010, were $38,433 and $13,930, respectively. The Company does not have long term contractual agreements with such outside parties. Lease contracts are renegotiated individually on a year-to-year basis. The Company’s current lease contracts with the outside parties call for an operating lease commitment as follows:

For the ninse months ending September 30:

Fiscal Year	Commitment
2011	$10,315
2012	12,443
$22,758

B.	Statutory reserve commitment

In accordance with PRC laws, statutory reserve refers to the appropriation from net income, to the account statutory reserve, to be used for future company development, recovery of losses, and increase of capital, as approved, to expand production or operations. Under the applicable PRC laws, a PRC enterprise operating at a profit must appropriate, on an annual basis, an amount equal to 10% of its profit until the reserve reaches 50% of its registered capital. At September 30, 2011, Ding Neng Bio-tech has appropriated sufficient fund to the statutory reserve account.

	September 30, 2011	December 31, 2010
PRC subsidiaries registered capital
- Ding Neng Bio-tech	$2,920,298	$953,340
Statutory reserve ceiling based on 50% of PRC registered capital	1,460,149	476,670

Less: Retained earnings appropriated to statutory reserve	898,271	898,271
Impact of foreign currency translation	-	-
Reserve commitment outstanding	$561,878	$-

China Bio-Energy Corp.

Notes to Financial Statements

As of September 30, 2011 and December 31, 2010

(Stated in US Dollars)

16.	Earnings per Share

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010

Net Income	$1,715,245	$2,383,803	$2,319,607	$4,779,349

Income available to Common Stockholders	$1,715,245	$2,383,803	$2,319,607	$4,779,349

Original Shares of Common Stock	28,766,267	27,312,515	27,312,515	27,312,515
New Issuance of Common Stock	17,308	-	857,551	-
Basic Weighted Average Shares Outstanding	28,783,575	27,312,515	28,170,066	27,312,515

Diluted Weighted Average Shares Outstanding	28,783,575	27,312,515	28,170,066	27,312,515

Earnings Per Share
- Basic	$0.06	$0.09	$0.08	$0.18
- Diluted	$0.06	$0.09	$0.08	$0.18

Weighted Average Shares Outstanding
- Basic	28,783,575	27,312,515	28,170,066	27,312,515
- Diluted	28,783,575	27,312,515	28,170,066	27,312,515

17.	Share Compensation

The Company granted a total 1,478,752 shares of common stock to consultant firms as compensation for consulting services having a fair market value $2,205,990 for the nine months ended September 30, 2011. This cost was charged to other expense, and credited into common stock and additional paid in capital. The incorporation of this stock transaction has the impact of decreasing the current year’s net income by $2,205,990 or $0.08 per share using the weighted average of shares. No U.S. tax is affected since the Company has not repatriated its earnings to the United States. No tax benefit has yet to be accrued or realized for the nine months ended September 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, “Company,” "China Bio-Energy" “our company,” “we,” “us,” and “our” refer to China Bio-Energy Corporation and its subsidiaries unless the context requires otherwise.

The Company's Form 10-K, this and any other Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors set forth under Item 1A below and in the Company's Form 8-K/A filed on October 14, 2011.

The risks included herein are not exhaustive. The Company's annual report on Form 10-K, this and other quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact China Bio-Energy Corporation's business and financial performance. Moreover, China Bio-Energy Corporation operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on China Bio-Energy Corporation business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Based in the city of Zhangzhou, Fujian Province, China, we are principally engaged in the production, refinement and distribution of biodiesel fuel. We have approximately 106 full-time employees. We operate a biodiesel manufacturing facility in Zhangzhou, the annual aggregate capacity of which has increased from approximately 20,000 tons in 2009 to approximately 40,000 tons in 2010. Ding Neng Bio-tech believes its rapid growth in recent years has been supported by the continuing expansion of the market for biodiesel in the People’s Republic of China (“PRC”). According to China Commodities Daily, this market was forecasted to reach 1 million tons in 2010, which is 20% more than the expected domestic biodiesel production volume in the PRC.

Currently, the raw materials used in our production of biodiesel are refined animal fats and crude and refined vegetable oils. The multi-feedstock technology employed in our biodiesel production process enables us to utilize different feedstocks based on availability and price. Ding Neng Bio-tech, our operating subsidiary in PRC, acquired a 1000mu (approximately 165 acres) Sapindus “mother-tree” plantation located in Zhejiang Province in 2010. Ding Neng Bio-tech expects to use the “mother-tree” plantation as the foundation for its intended expansion to a 1,000,000 mu (approximately165,000 acres) Sapindus forest in the next 3-5 years, which, if successful, is expected to provide one-third of the total feedstock required for its biodiesel production beginning in 2013.

We currently market our products to various oil companies located in Fujian Province, China. The executive office of the Company is located at Pudong Building, 2nd Floor, Jiulong Avenue, Longwen District, Zhangzhou City, Fujian Province 363000, China.

The Company, previously known as China INSOnline Corp., was incorporated on December 23, 1988 as a Delaware corporation. It became a shell company in June 2010 as a result of winding down all of its operations. Through an acquisition consummated on February 10, 2011, we acquired Ding Neng Holdings and its principal operating subsidiary, Ding Neng Bio-tech. Ding Neng Holdings, a British Virgin Islands business company, acts as a holding company and indirectly controls Ding Neng Bio-tech, a variable interest entity in China. Ding Neng Holdings’ sole source of income and operations is through its indirect, contractual control of Ding Neng Bio-tech.

Our post–acquisition organization structure is summarized below:

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2011

	2011		2010		Variance
Revenue	10,944,633	100%	9,852,715	100%	1,091,918	11%
Cost of revenue	8,549,203	78%	6,666,967	68%	1,882,236	28%
Gross Profit	2,395,430	22%	3,185,748	32%	-790,318	-25%
Selling expenses	180,158	2%	11,455	0%	168,703	1473%
General and administrative expenses	327,595	3%	326,457	3%	1,138	0%
Operating Income	1,887,677	17%	2,847,836	29%	-960,159	-34%
Total other income/(expenses)	18,614	0%	-1,025	0%	19,639	-1916%
Income before income taxes	1,906,291	17%	2,846,811	29%	-940,520	-33%
Income tax	191,046	2%	463,008	5%	-271,962	-59%
Net Income	1,715,245	16%	2,383,803	24%	-668,558	-28%

Revenue

China Bio-Energy Corp. total revenue increased by $1,091,918 or approximately 11%, from $9,852,715 in the three months ended September 30, 2010 to $10,944,633 in the three months ended September 30, 2011. This increase was primarily attributable to significant increased sales volume of biodiesel. Revenue from biodiesel in the three months ended September 30, 2011increased by $2,854,488 to $10,835,187, compared to $7,980,699 in the three months ended September 30, 2010.  Biodiesel production contributed 81% of total revenue in the three months ended September 30, 2010, and 99% for the three months ended September 30, 2011.   China Bio-Energy Corp. also introduced a new product called fatty alcohol in January, 2011. In the three months ended September 30, 2011, revenue from fatty alcohol was $109,446, or approximately 1% of total revenue.

Cost of Revenue

China Bio-Energy Corp. overall cost of revenue increased by $1,882,236 or approximately 28% from $6,666,967 in the three months ending September 30, 2010 to $8,549,203 in the three months ending September 30, 2011. This increase was primarily due to increased costs from the significant increase in revenue.  Total biodiesel production cost increased by $3,063,468, or approximately 36%, from $5,400,243 in the three months ending September 30, 2010 to $8,463,711 in the three months ending September 30, 2011. Although a significant increase in purchases occurred, China Bio-Energy Corp. was able to benefit from economies of scale in transportation, so freight-in cost remained stable.

China Bio-Energy Corp. concluded that cost efficiency was the main factor attributable to its improved production output. Other factors include new techniques and updated processing systems.

Selling Expenses

Selling expenses increased by $168,703 or approximately 1473% to $180,158 for the three months ended September 30, 2011 compared to $11,455 for the same period in 2010. Our selling expenses were consistent with growth in revenue as we experienced a modest increase in our operating expenses, which was mainly attributed to an increase in our payroll.

General and Administrative Expenses

China Bio-Energy Corp. total general and administrative expenses increased by $1,138 or approximately 0.01%, to $327,595 in the three months ended September 30, 2011 from $326,457 in the three months ended September 30, 2010.  This was mainly attributed to an decrease in our administrative costs.

Net Income

Net income decreased by $668,558 or approximately 28% to $191,046 for the three months ended September 30, 2011 from $463,008 for the three months ended September 30, 2010. The decrease is primarily due to the decrease of our gross profit.

Liquidity and Capital Resources

Net cash provided from operating activities was $1,776,342 for the three months ended September 30, 2011, compared to net cash used from operating activities of $290,816 for the three months ended September 30, 2010.The major components of cash provided in operations were related to decreased operating net income offset by a decrease in prepaid expense and tax, accounts and other receivables and inventories.  Net cash used in investing activities was $127,938 for the three month period ended September 30, 2011, compared with $1,837,597 for the three months ended September 30, 2010. The decrease was mainly due to the decrease of return from deposit accounts compared with prior year.

Net cash used in financing activities was $710,217 and $303,960 for the three months ended September 30, 2011 and 2010, respectively. Net cash used in financing activities for three months ended September 30, 2011 represented payments of related party loans. Net cash used in financing activities for the three months ended September 30, 2010 represented net cash repayments to the related parties and loans from bank borrowing.

We have historically funded our working capital needs from operations, bank borrowings and capital from stockholders. Presently, our principal sources of liquidity were generated from our operations and through bank loans. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution and the timing of accounts receivable collections.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our stockholders or from outside sources.

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2011

	2011		2010		Variance
Revenue	30,378,570	100%	24,641,197	100%	5,737,373	23%
Cost of revenue	23,244,712	77%	17,804,186	72%	5,440,526	31%
Gross Profit	7,133,858	23%	6,837,011	28%	296,847	4%
Selling expenses	539,073	2%	176,309	1%	362,764	206%
General and administrative expenses	1,422,089	5%	1,078,284	4%	343,805	32%
Operating Income	5,172,696	17%	5,582,418	23%	-409,722	-7%
Total other income/(expenses)	-2,252,755	-7%	2,160	0%	-2,254,915	-104394%
Income before income taxes	2,919,941	10%	5,584,578	23%	-2,664,637	-48%
Income tax	600,334	2%	805,229	3%	-204,895	-25%
Net Income	2,319,607	8%	4,779,349	19%	-2,459,742	-51%

Revenue

China Bio-Energy Corp.’s total revenue increased by $5,737,373 or approximately 23%, from $24,641,197 in the nine months ended September 30, 2010 to $30,378,570 in the nine months ended September 30, 2011. This increase was primarily attributable to significant increased sales volume of biodiesel. Revenue from biodiesel in the nine months ended September 30, 2011 increased by $7,515,057 to $27,416,368, compared to $19,901,311 in the nine months ended September 30, 2010.  Biodiesel production contributed 90.25% of total revenue in the nine months ended September 30, 2010 and 95% for the nine months ended September 30, 2011.  Crude biodiesel revenue was $2,752,548, or approximately 9.06% of total revenue in the nine months ended September 30, 2011.  The revenue from acidified oil in the nine months ended September 30, 2011 was $2,956,944, approximately 9.73% of total revenue. China Bio-Energy Corp. also introduced a new product called fatty alcohol in January, 2011. In the nine months ended September 30, 2011, revenue from fatty alcohol was $1,149,664, or approximately 3.78% of total revenue.

Cost of Revenue

China Bio-Energy Corp. overall cost of revenue increased by $5,440,526 or approximately 31% from $17,804,186 in the nine months ending September 30, 2010 to $23,244,712 in the nine months ending September 30, 2011. This increase was primarily due to increased costs from the significant increase in revenue.  Total biodiesel production cost increased by $7,877,315, or approximately 55.55%, from $14,180,848 in the nine months ending September 30, 2010 to $22,058,163 in the nine months ending September 30, 2011. Although a significant increase in purchases occurred, China Bio-Energy Corp. was able to benefit from economies of scale in transportation. Our freight-in cost remained stable.

China Bio-Energy Corp. concluded that cost efficiency was the main factor attributable to its improved production output. Other factors include new techniques and updated processing systems.

Selling Expenses

Selling expenses increased by $362,764 or approximately 206% to $539,073 for the nine months ended September 30, 2011 compared to $176,309 for the same period in 2010. Our selling expenses were consistent with growth in revenue as we experienced a modest increase in our operating expenses, which was mainly attributed to an increase in our payroll.

General and Administrative Expenses

China Bio-Energy Corp. total general and administrative expenses increased by $343,805 or approximately 32%, to $1,422,089 in the nine months ended September 30, 2011 from $1,078,284 in the nine months ended September 30, 2010.  This was mainly attributed to an increase in our administrative costs.

Net Income

Net income decreased by $2,459,742 or approximately 51% to $2,319,607 for the nine months ended September 30, 2011 from $4,779,349 for the nine months ended September 30, 2010. The decrease is primarily due to $2,205,990 of non-operational share compensation cost.

Liquidity and Capital Resources

Net cash provided in operating activities was $1,240,091 for the nine months ended September 30, 2011, compared to net cash provided from operating activities of $3,238,393 for the nine months ended September 30, 2010. The major components of cash provided in operations were related to decreased operating net income offset by an increase in accounts and other receivables.  Net cash used in investing activities was $215,732 for the nine month period ended September 30, 2011, compared with $614,654 for the nine months ended September 30, 2010. The decrease was mainly due to additional payments paid for intangible assets purchased and decrease of the return from deposits accounts compared with the prior period.

Net cash provided by financing activities was $757,771 for the nine months ended September 31, 2011, compared to net cash used in financing activities of $1,421,411 for the nine months ended September 31, 2010. Net cash provided by financing activities for the nine months ended September 31, 2011 represented capital contributions from shareholders, offset by repayments of related party loans. Net cash used in financing activities for the nine months ended September 30, 2010 represented net cash repayments to the related parties.

We have historically funded our working capital needs from operations, bank borrowings and stockholders contribution. Presently, our principal sources of liquidity were generated from our operations and through bank loans. Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution and the timing of accounts receivable collections.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our stockholders or from outside sources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosure.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

LACK OF AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically reevaluate this situation.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither our Company nor any of our officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or litigation contemplated or threatened. There are no judgments against the Company or its officers or directors. None of the officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM 1A - Risk Factors

There have been no material changes for the risk factors disclosed in the “Risk Factors” section of our current report on Company's Form 8-K/A filed on October 14, 2011, which updated the risk factors previously disclosed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, the Company issued 25,000 restricted shares of common stock to Greenstone Holding Group LLC, a New Jersey limited liability company, as settlement of certain outstanding notes previously issued by the Company to Greenstone. We have issued the above securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. No underwriting discounts or commissions were paid with respect to any of the transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSUERS

N/A

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Bio-Energy Corp.

/s/ PokKam Li
PokKam Li
Chief Executive Officer
(Principal Executive Officer)

/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated – September 21, 2012

