Form 10-K
period 2014-12-31
China Bio-Energy Corp.
filed 2015-08-31
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 0-20532

CHINA BIO-ENERGY CORP.

(Exact name of registrant as specified in its charter)

Delaware	74-2559866
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

40 Wall street ,28th Floor ,New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +86596 2967018

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, 0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1.83 million as of June 30, 2014.

As of August 27, 2015, the registrant had 98,405,005 shares of common stock outstanding.

EXPLANATORY NOTE

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to China Bio-Energy Corp. and its subsidiaries unless the context indicates otherwise.

This annual report of China Bio-Energy Corp. (the “Company”) covers periods after September 30, 2011. This report covers the fiscal years ended December 31, 2014, 2013, 2012, and 2011, in lieu of filing separate reports for each of those years. Included in this Form 10-K are our audited financial statements for the fiscal years ended December 31, 2014, 2013, 2012, and 2011, as well as quarterly financial information for interim periods in 2015, none of which have been filed with the SEC. Because of the amount of time that has passed since our last periodic report was filed with the SEC, the information relating to our business and related matters is focused on our more recent periods. We do not intend to file the Quarterly Reports on Form 10-Q for any of the quarters ended March 31, 2012 through June 30, 2015.  We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above. This annual report should be read together and in connection with the other reports which have been or will be filed by us with the SEC, for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place through the date of filing of this annual report with the SEC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	our growth strategies;

●	our anticipated future operation and profitability;

●	our future financing capabilities and anticipated need for working capital;

●	the anticipated trends in our industry;

●	acquisitions of other companies or assets that we might undertake in the future;

●	our operations in China and the regulatory, economic and political conditions in China; and

●	current and future competition.

In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business

History of the Company

China Bio-Energy Corp. (the “Company”), formerly known as China INSOnline Corp., was initially incorporated on December 23, 1988 as Lifequest Medical, Inc. (“DEXT”) as a Delaware corporation. On December 6, 2010, the Company entered into an Amendment (the “Amendment”) to the Share Exchange Agreement dated November 12, 2010 with Ding Neng Holdings, a British Virgin Islands company (“Ding Neng Holdings”). The Share Exchange Agreement and the Amendment provides for an acquisition transaction (the “Acquisition”) in which the Company, through the issuance of 25,875,000 shares of its common stock, par value $0.001, representing 90% of the issued and outstanding common stock immediately following the closing of the Acquisition, acquired 100% of Ding Neng Holdings.

The closing of the Acquisition took place on February 10, 2011 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Share Exchange Agreement as amended, the Company shall acquire all of the outstanding equity securities of Ding Neng Holdings from the shareholders of Ding Neng Holdings; and the shareholders of Ding Neng Holdings shall transfer and contribute all of their issued and outstanding shares of Ding Neng Holdings to the Company. In connection of the Share Exchange, the Company changed its fiscal year end from June 30 to December 31.

Ding Neng Holdings’ post–acquisition organization structure was expected to be as below:

Loss of Control of Ding Neng Bio-Tech

On or about early October 2011, Mr. Nie Xinfeng, the Company’s former Chairman of the Board, took possession, among other things, the company seal, financial seal, and original books and records of Ding Neng Bio-Tech. Since then, the Company has been prevented from obtaining and did not have access to the financial information of Ding Neng Bio-Tech.

It is within the Company’s knowledge that from late 2011 to 2014, due to change in law, unfavorable market conditions, and lack of effective management, the business of Ding Neng Bio-Tech deteriorated significantly and eventually defaulted on various loan obligations. The Company also believes that Ding Neng Bio-Tech guaranteed some of Mr. Nie’s personal debts. During 2011 and 2014, multiple legal proceedings were brought against Ding Neng Bio-Tech by creditors, service vendors and former employees of the Company and against Mr. Nie by his creditors. As result, substantially all of Ding Neng Bio-tech’s assets were seized or disposed of by Ding Neng Bio-Tech’s or Mr. Nie’s creditors. Eventually, Ding Neng Bio-tech completely ceased its operations.

On June 4, 2015, Zhangzhou Fuhua Bio-Energy Technology Co., Ltd. (“WOFE”) filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain Consulting Service Agreement, Operating Agreement, Pledge and Security Agreement, Option Agreement, and Voting Rights Proxy Agreement (the “VIE Agreements”) executed entered into by WOFE and Ding Neng Bio-Tech on October 28, 2010 had been frustrated, and that these VIE Agreements should be terminated. WOFE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WOFE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stock. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WOFE and Ding Neng Bio-Tech entered into binding settlement (i) to terminate the VIE Agreements, (ii) that WOFE and Ding Neng Bio-Tech does not have any other disputes over this case, and (iii) that the litigation fee in the amount of RMB10,000 (approximately $1610.5) would be borne by Ding Neng Bio-Tech.

Given the Company has not been able to exercise effective control over Ding Neng Bio-Tech or access to Ding Neng Bio-tech’s financial information since 2011, and the VIE Agreements were terminated, the Company deconsolidated Ding Neng Bio-Tech’s financial results with effect from October 1, 2010.

During the recent review of the Company’s financial statements by its auditor, the auditor has examined the share register and all transactional bought note, sold notes, and instruments of transfer provided by the Secretary of the Company. There is no evidence that ownership of Ding Neng Holdings was ever registered to be transferred and held by the Company. The Company also discovered that Ding Neng Holdings is delinquent and defunct. Accordingly, it is not able to determine whether the Company has been registered as the sole shareholder of Ding Neng Holdings pursuant to the share exchange agreement dated November 12, 2010, as amended on December 6, 2010. As a result, the Company has excluded the accounts of Ding Neng Holdings and its subsidiaries in its consolidated financial statements and accompanying notes as contained herein. The Company has written off all investments made in Ding Neng Holdings as loss on investment in subsidiary

Change of Management and Directors of the Company

On December 6,2010, the Company elected to adopt the fiscal year used by Ding Neng Holdings, which was a calendar year; accordingly, the Company’s financial statements presented herein have been, and on a go-forward basis, will be prepared using a December 31 year end date, and each operating period will cover twelve full calendar months.

On May 3, 2012, Mr. Sanfu Huang submitted to the Board of the Directors of the Company his resignation as director and Chief Executive Officer of the Company, which became effective on May 3, 2012. Mr. Huang confirmed that his resignation was not due to any disagreement with the Company.

On May 3, 2012, the Board appointed Mr. PokKam Li as director and Chief Executive Officer of the Company to fill the vacancies resulting from Mr. Sanfu Huang’s resignation as director and CEO of the Company. Simultaneously, the Board appointed Ms. Cherrie Liu as director of the Company and Ms. Yujia Gao as secretary of the Company.

On June 4, 2012, Mr. Fulun Su submitted to the Board his resignation as director of the Company, which became effective on June 4, 2012.

On January 29, 2013, Ms. Cherrie Liu submitted to the Board her resignation as director of the Company, which became effective on January 29, 2013.

On January 6, 2015, the Board elected Ms. Mei Yang as a director and the Chief Executive Officer of the Company. On January 2, 2015, Ms. Yang purchased 40,000,000 shares of the Common Stock from the Company at a price of $0.0075 per share for a total purchase price of $300,000.

On March 9, 2015, the Board elected Ms. Hongxiao Zhao as the director of the Company. On March 9, 2015, the Board elected Mr. Xiaoqiang Zuo as the director of the Company.

On March 9, 2015, Mr. Jianjun Xu, Mr Mingyong Hu, Mr Bin Zhao submitted to the Board their resignations as directors of the Company, which became effective on March 9, 2015.

Going Concern

We received a report from our independent registered public accountants, relating to our December 31, 2014 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern.

As a company with no operating business, management believes that the Company will not be able to generate operating cash flows sufficient to fund its operations in the next twelve months. Based upon our current limited cash resources and without the infusion of additional capital, management does not believe the Company can operate as a going concern beyond one year.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we unable to continue as a going concern.

Employees

As of August 26, 2015, the Company had 6 full-time employees. None of our employees are covered by a collective bargaining agreement.

Intellectual Property

We currently do not own any trademarks or patents.

Government Approval and Regulation

Because we currently have no business operations, produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard. However, in the event that we complete a business combination transaction, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Competition

Because we currently have no business operations, produce no products nor provide any services, we do not encounter any competition in any business area.

ITEM 1A. RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable because we are a smaller reporting company.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

On June 4, 2015, Zhangzhou Fuhua Bio-Energy Technology Co., Ltd. (“WOFE”) filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech alleging that the purposes of those certain Consulting Service Agreement, Operating Agreement, Pledge and Security Agreement, Option Agreement, and Voting Rights Proxy Agreement (the “VIE Agreements”) executed entered into by WOFE and Ding Neng Bio-Tech on October 28, 2010 had been frustrated, and that these VIE Agreements should be terminated. WOFE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WOFE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stocks. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WOFE and Ding Neng Bio-Tech entered into binding settlement (i) to terminate the VIE Agreements, (ii) that WOFE and Ding Neng Bio-Tech does not have any other disputes over this case, and (iii) that the litigation fee in the amount of RMB10,000 (approximately $1610.5) would be borne by Ding Neng Bio-Tech.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Market under the trading symbol CHIO. The OTCPink is a quotation service that displays real time quotes, last sale prices, and volume information in over the counter ("OTC") equity securities. An OTC equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC quotation service. These bid prices represent prices quoted by broker-dealers on the OTC quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High Bid	Low Bid
Fiscal 2014

First Quarter	$0.04	$0.04
Second Quarter	$0.1	$0.02
Third Quarter	$0.49	$0.02
Fourth Quarter	$0.48	$0.03

Fiscal 2013

First Quarter	$0.29	$0.03
Second Quarter	$0.1	$0.03
Third Quarter	$0.7	$0.04
Fourth Quarter	$0.04	$0.04

Fiscal 2012

First Quarter	$0.40	$0.20
Second Quarter	$0.20	$0.15
Third Quarter	$0.98	$0.98
Fourth Quarter	$1.00	$0.17

As of December 31, 2014, the closing bid quote for our common stock was $0.03 per share.

Stockholders of Record

As of August 26, 2015, we had 121 record holders of our common stock. Corporate Stock Transfer, 3200 Cherry Creek Drive S #430 ~ Denver, CO 80209 is the transfer agent for our common stock.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Agreements

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

History of the Company

China Bio-Energy Corp. (the “Company”), formerly known as China INSOnline Corp., was initially incorporated on December 23, 1988 as Lifequest Medical, Inc. (“DEXT”) as a Delaware corporation. On December 6, 2010, the Company entered into an Amendment (the “Amendment”) to the Share Exchange Agreement dated November 12, 2010 with Ding Neng Holdings, a British Virgin Islands company (“Ding Neng Holdings”). The Share Exchange Agreement and the Amendment provides for an acquisition transaction (the “Acquisition”) in which the Company, through the issuance of 25,875,000 shares of its common stock, par value $0.001, representing 90% of the issued and outstanding common stock immediately following the closing of the Acquisition, acquired 100% of Ding Neng Holdings.

The closing of the Acquisition took place on February 10, 2011 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Share Exchange Agreement as amended, the Company shall acquire all of the outstanding equity securities of Ding Neng Holdings from the shareholders of Ding Neng Holdings; and the shareholders of Ding Neng Holdings shall transfer and contribute all of their issued and outstanding shares of Ding Neng Holdings to the Company. In connection of the Share Exchange, the Company changed its fiscal year end from June 30 to December 31.

Ding Neng Holdings’ post–acquisition organization structure was expected to be as below:

Loss of Control of Ding Neng Bio-Tech

On or about early October 2011, Mr. Nie, the Company’s former Chairman of the Board took possession, among other things, the company seal, financial seal, and original books and records of Ding Neng Bio-Tech. Since then, the Company has been prevented from obtaining and did not have access to the financial information of Ding Neng Bio-Tech.

It is within the Company’s knowledge that from late 2011 to 2013, due to change in law, unfavorable market conditions, and lack of effective management, the business of Ding Neng Bio-Tech deteriorated significantly and eventually defaulted on various loan obligations. The Company also believes that Ding Neng Bio-Tech guaranteed some of Mr. Nie’s personal debts. During 2011 and 2014, multiple legal proceedings were brought against Ding Neng Bio-Tech by creditors, service vendors and former employees, and against Mr. Nie by his creditors. As result, substantially all of Ding Neng Bio-tech’s assets were seized or disposed of by Ding Neng Bio-Tech’s or Mr. Nie’s creditors. Eventually, Ding Neng Bio-tech completely ceased its operations.

On June 4, 2015, Zhangzhou Fuhua Bio-Energy Technology Co., Ltd. (“WOFE”) filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain Consulting Service Agreement, Operating Agreement, Pledge and Security Agreement, Option Agreement, and Voting Rights Proxy Agreement (the “VIE Agreements”) executed entered into by WOFE and Ding Neng Bio-Tech on October 28, 2010 had been frustrated, and that these VIE Agreements should be terminated. WOFE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WOFE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stock. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WOFE and Ding Neng Bio-Tech entered into binding settlement (i) to terminate the VIE Agreements, (ii) that WOFE and Ding Neng Bio-Tech does not have any other disputes over this case, and (iii) that the litigation fee in the amount of RMB10,000 (approximately $1610.5) would be borne by Ding Neng Bio-Tech.

Given the Company has not been able to exercise effective control over Ding Neng Bio-Tech or access to Ding Neng Bio-tech’s financial information since 2011, and the VIE Agreements were terminated, the Company deconsolidated Ding Neng Bio-Tech’s financial results with effect from October 1, 2010.

During the recent review of the Company’s financial statements by its auditor, the auditor has examined the share register and all transactional bought note, sold notes, and instruments of transfer provided by the Secretary of the Company. There is no evidence that ownership of Ding Neng Holdings was ever registered to be transferred and held by the Company. The Company also discovered that Ding Neng Holdings is delinquent and defunct. Accordingly, it is not able to determine whether the Company has been registered as the sole shareholder of Ding Neng Holdings pursuant to the share exchange agreement dated November 12, 2010, as amended on December 6, 2010. As a result, the Company has excluded the accounts of Ding Neng Holdings and its subsidiaries in its consolidated financial statements and accompanying notes as contained herein. The Company has written off all investments made in Ding Neng Holdings as loss on investment in subsidiary

Change of Management and Directors of the Company

On May 3, 2012, Mr. Sanfu Huang submitted to the Board of the Directors of the Company his resignation as director and Chief Executive Officer of the Company, which became effective on May 3, 2012. Mr. Huang confirmed that his resignation was not due to any disagreement with the Company.

On May 3, 2012, the Board appointed Mr. PokKam Li as director and Chief Executive Officer of the Company to fill the vacancies resulting from Mr. Sanfu Huang’s resignation as director and CEO of the Company. Simultaneously, the Board appointed Ms. Cherrie Liu as director of the Company and Ms. Yujia Gao as secretary of the Company.

On June 4, 2012, Mr. Fulun Su submitted to the Board his resignation as director of the Company, which became effective on June 4, 2012.

On January 29, 2013, Ms. Cherrie Liu submitted to the Board her resignation as director of the Company, which became effective on January 29, 2013.

On January 5, 2015 Mr. PokKam Li submitted to the Board their resignation as CEO of the Company, which became effective on January 5, 2015. Mr. Li confirmed that his resignation was not due to any disagreement with the Company.

On January 6, 2015, the Board elected Ms. Mei Yang as a director and the Chief Executive Officer of the Company. On January 2, 2015, Ms. Yang purchased 40,000,000 shares of the Common Stock from the Company at a price of $0.0075 per share.

On March 9, 2015, Mr. Jianjun Xu, Mr Mingyong Hu, Mr Bin Zhao submitted to the Board their resignation as director of the Company, which became effective on March 9, 2015.

On March 9, 2015, the Board elected Ms. Hongxia Zhao as the director of the Company. On March 10, 2015, the Board elected Mr. Xiaoqiang Zuo as the director of the Company.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues for the year ended December 31, 2012 and 2011 were 0.

Gross loss for 2012 was $1,595,510, a decrease of $747,587, or say approximately 747,000 or 31.9%, compared to 2011.  The decrease loss due to the less General and administrative expenses in 2011.

Operating expenses for the 2012 decreased by approximately $747,000, or 31.9%, from approximately $2,343,000 in 2011 to approximately $1,595,000 in 2012.  Our principal operating expense for 2012 and 2011 was administrative expenses.

As a result of the foregoing, we had a net loss of approximately $1,595,000, or $0.05 per share (basic and diluted) for 2012 compared to net loss of approximately $2,343,000, or $0.08 per share (basic and diluted), for 2011.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues for the year ended December 31, 2013 and 2012 were 0.

Gross loss for 2013 was $354,480, a decrease of $1,241,030, or 77.8%, compared to 2012.  The decrease loss due to the less General and administrative expenses in 2012.

Operating expenses for the 2013 decreased by approximately $1,241,030, or 77.8%, from approximately $1,595,510 in 2012 to approximately $354,480 in 2013.  Our principal operating expense for 2013 and 2012 was administrative expenses.

As a result of the foregoing, we had a net loss of $354,480, or $0.01 per share (basic and diluted) for 2013 compared to net loss of $1,595,000, or $0.05 per share (basic and diluted), for 2012.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues for the year ended December 31, 2014 and 2013 were 0.

Gross loss for 2014 was $971,900, an increase of $617,420, or 174.1%, compared to 2013.  The increase loss due to the more General and administrative expenses in 2014.

Operating expenses for the 2014 increased by approximately $617,620, or 174.1%, from approximately $354,480 in 2013 to approximately $972,100 in 2014.  Our principal operating expense for 2014 and 2013 was administrative expenses.

As a result of the foregoing, we had a net loss of $971,900 or $0.02 per share (basic and diluted) for 2014 compared to net loss of $354,480, or $0.01 per share (basic and diluted), for 2013.

Three and Six months ended June 30, 2015 and 2014

Revenues for the three months ended June 30, 2015 and June 30, 2014 were 0. Revenues for the six months ended June 30, 2015 and six months ended June 30, 2014 were 0. Gross loss for the three months end June 30, 2015 was 79,591 an increase of $63,966 or 400.9%, compared to three months end June 30, 2014. The increase loss due to the more General and administrative expenses. Gross loss for the six months end June 30, 2015 was approximately $470,000, an increase of approximately $130,000, or 38%, operating expenses for the six months ended June 30 2015 and 2014 compared to six months end June 30, 2014. The increase in gross loss reflected increased General and Administrative Expenses.

Operating expenses for the three months end June 30, 2015 increased 79,591, or 400.9%, compared to the three months ended June 30, 2014. Operating expenses for the six months end June 30, 2015 increased by approximately $130,000, or 38%, Operating expenses for the six months ended June 30, 2015 and 2014. were approximately $470,000 and $340,000. Our principal operating expense for the three and six months end June 30, 2015 was administrative expenses.

As a result of the foregoing, we sustained a net loss of $79,591 or $0.00 per share (basic and diluted), for the three months ended June 30, 2015 and a net loss of $470,878, or $0.00 per share (basic and diluted), for the six months ended June 30, 2015, compared to net loss of $15,625, or $0.00 per share (basic and diluted), and $340,850, or $0.00 per share (basic and diluted), for the three and six months ended June 30, 2014, respectively.

Liquidity and Capital Resources

At December 31, 2014, we had current assets of 200, current liabilities of 1,294,000, and a working capital deficiency of 1,293,800. Our liabilities consist of accrued taxes and expense of $1, 294,000.

At June 30, 2015, we had current assets of 281,906, current liabilities of 1,551,284, and a working capital deficiency of 15,478,522. Our liabilities consist of accrued taxes and expense of $1, 551,284.

We believe that, because of our financial condition, our history of losses and negative cash flow from operations, our low stock price and the absence of SEC disclosure relating to us since 2012 make it difficult for us to raise funds in the debt or equity markets.Our only source of financing, which we will continue to rely on, is issuing new shares.We do not have working capital that is sufficient to support our operation for the next 12 months.

Going Concern

As of June 30, 2015, the Company had accumulated deficits of $15,478,522 and working capital deficit of current liabilities exceeding current assets by $1,269,378 due to the substantial losses in operation in previous years/periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Significant Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011 and the notes thereto and the unaudited financial statements of the Company for the quarterly period ended June 30, 2015 and the notes thereto are set forth on page F-1 through F-31 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 20, 2011, the Board approved the dismissal of Malone Bailey, LLP  (DISCLOSURECLOSURE December 31, 2013, December 31, 2012, December 31, 2011 and the notes thereto and the unaudited financial statements

During the Companythe Board approved the dismissal of Malone Bailey, LLP  (DISCLOSURECLOSURE December 31, 2013, December 31, 2012, December 31, 2011 and the notes thereto and the unaudited financial statements of the Company for the quarterly period ended rtainty, audit scope or accounting principles.

During the Companythe Board approved the dismissal of Malone Bailey, LLP  (DISCLOSURECLOSURE December 31, 2013, December 31, 2012, Decei) there were no disagreements between the Company and Malone Bailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to Malone Bailey’s satisfaction, would have caused Malone Bailey to make reference in connection with Malone Bailey’s opinion to the subject matter of the disagreement; and (ii) there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K disclosing that, except as reported on the Company’s Current Report on Form 8-K, filed with the SEC on April 22, 2011, Malone Bailey notified the Company on March 30, 2011 that during Malone Bailey’s revenue and account receivables confirmation process, Malone Bailey discovered that Fujian Union Oil & Chemistry Ltd., allegedly one of the Company’s customers during the fiscal years of 2008, 2009 and 2010, did not conduct transactions with the Company as recorded in the Company’s books. The Company formed an independent committee and conducted a thorough investigation with respect to this matter. Based on such investigation, the committee concluded that the aforementioned transactions were entered into by the Company and a PRC resident who wrongfully presented himself as one of Union Oil’s authorized representatives and the Company recorded the related revenues as received from Union Oil based on those transactions.

Concurrently with the decision to dismiss Malone Bailey as the Company any matter of accounting principles or practices, financial statement disclosure or auditing sLLP  (“LP  (rently with the decisdependent registered public accounting firm as of June 22, 2011.

During the years ended December 31, 2010 and December 31, 2009 and through the date hereof, neither the Company nor anyone acting on its behalf consulted WWC with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that WWC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of December 31, 2014, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified material weaknesses related to (i) proper controls over the possession and keeping of books and records, (ii) lack of an internal audit function, (iii) lack of an audit committee with a financial expert, (iv) a lack of segregation of duties within accounting functions, and (v) lack of adequate resources, systems and procedures to monitor and carry out financial reporting. Therefore, our internal controls over financial reporting were not effective as of December 31, 2014.

Management and the board have not established a system to protect and safeguard the Company’s books and records.

Management has determined that our internal audit function is non-existent.

The Board has yet to elect members to the audit committee as well as determine an audit committee chairman whom is considered a financial expert. The Board will make best efforts to interview candidate and nominate audit committee members and an audit committee chairman.

The Company does not have any segregation of duties. Due to our size and nature, segregation of all conflicting duties is not possible. However, to the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

The Company plans to aside adequate funds and human resources to establish systems and procedures of internal control over financial reporting; however, the Company’s financial condition makes it difficult for us to implement a system of internal controls over financial reporting.

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Issuance of Shares

The Company's common stock issued after share exchange were summarized as follows:

			Issue
			Value
		Number of	Per
Name of Shareholder	Date	Shares	Share	Reason for Issuance

NUWA GROUP LLC	March 22, 2011	80,000	$0.001	Consulting service fee
MAXIM PARTNERS LLC	March 30, 2011	655,000	$0.001	Consulting service fee
H.X.Z. BEYOND INVESTMENT CONSULTING CO	May 17, 2011	718,752	$0.001	Consulting service fee
GREENSTONE HOLDINGS GROUP LLC	July 29, 2011	25,000	$0.001	Consulting service fee
Ming Yi	April 11, 2012	863,738	$0.001	Employee shares
Zhenyu Wang	April 11, 2012	2,000,000	$0.001	Consulting service fee
PokKam Li	June 26, 2012	1,000,000	$0.001	Employee shares
Johnson Chen	June 26, 2012	500,000	$0.2	Purchase
Chi Yuen Andrew Chu	June 26, 2012	250,000	$0.2	Purchase
Elite International Group Ltd	August 10, 2012	5,000,000	$0.001	Consulting service fee
US New Media Holding Group Inc	September 18, 2014	20,000,000	$0.003	Consulting service fee
Mei Yang	January 16, 2015	40,000,000	$0.0075	Purchase
Total		71,092,490

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)	Position Since
Mei Yang	44	Director; chief executive officer	January 2015
Hongxia Zhao	45	Director	March 2015
Xiaoqiang Zuo	47	Director	March 2015
PokKam Li	58	Director	May 2012
Ming Yi	35	Director, Chief financial officer	June 2011

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The board of directors elects officers, who serve at the discretion of the board of directors.

Ms. Mei Yang has served as a director and the chief executive officer of the Company since January 2015. She also served as the vice president of Shenzhen Qianhai Exce-Card Technology Co, a technology firm focus on smart cards' design and manufacturing company since December 2013. From June 2009 to November 2013, Ms. Yang served as the chief financial officer of Beijing Yuxin ShangFang Technology Company, a PRC-based debit card technology solution company. Ms. Yang holds a B.S. in economic information management from Xinjiang Agricultural University.

Ms. Hongxia Zhao has served as the director of the Company since March 2015. She has also served as manager of Wall Street Standard Capital Inc., a financial consulting company since January 2010, and as the president of Huayuan Kaituo Limited Company, an information technology company since January 2004. Ms. Zhao holds a B.S. in renewable resources engineering from Anhui Finance and Economics University.

Mr. Xiaoqiang Zuo has served as the director of the Company since March 2015. He has also served as the president of Shenzhen Tianshi Future Electronic Technology Company, a PRC-based company specializing in surface mounted technology and manufacturing electronics since June 2010, and as the president of Huayuan Runtong (Beijing) Technology Company, a PRC-based software development company since December 2004. Mr. Zuo holds a B.S. in electronics and information system from Mongolia University.

Mr. PokKam Li has served as a director of the Company since May 2012. From May 2012 to January 2015, he served as the chief executive officer of the Company. Since August 2007, Mr. Li has served as consultant to China Grand Forestry Green Resources Group Ltd., a public company traded on the Hong Kong Stock Exchange (910.HK) engaged in the ecological forestry business in China. Since May 2008, Mr. Li has acted as consultant to China E-Learning Group Ltd., a company traded on the Hong Kong Stock Exchange (8055.HK) providing occupational education, industry certification course, skills training, and education consultation services in China. Mr. Li holds a B.S. in International Trade from the University of International Business and Economics in Beijing, China.

Mr. Yi Ming has served as the chief financial officer and director of the Company since June 2011. From September 2009 to April 2011, he served as a senior manager in Qi He Certified Public Accountants Co. Ltd., a PRC-based accounting firm. Mr. Yi holds a B.S. in Accounting from School of Business Administrations of Liaoning University, and an M.S. in Accounting and Finance from Victory University, Australia. Mr.Yi is a Certified Public Account in Australia.

Our directors are appointed to hold office until the next annual meeting of stockholders or until his or hers resignation or removal from office in accordance with our bylaws.

Committees and Meetings

We do not have a standing audit committee of the Board of Directors. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management's belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on developing our business. We expect to adopt a code as we develop our business.

Family Relationships

None.

Committees of the Board of Directors

We do not have any committees of our board of directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We do not have a code of ethics that applies to our officers, employees and directors.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company's assessment of risks. The board of directors focuses on the most significant risks facing our company and our company's general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board's appetite for risk. While the board oversees our company's risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the period ended December 31, 2014, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, have not filed all required reports on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the period through December 31, 2014, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non -Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
PokKam Li, CEO	2014	1	-	-	-	-	-	-	1
	2013	1	-	-	-	-	-	-	1
	2012	1	-	-	-	-	-	-	1

Ming Yi, CFO	2014	1	-	-	-	-	-	-	1
	2013	1	-	-	-	-	-	-	1
	2012	1	-	-	-	-	-	-	1
	2011	170,116	-	-	-	-	-	-	170,116

Employment Agreements

We do not have any other employment agreements with our officers or directors.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2014)

There were no outstanding equity awards for the year ended December 31, 2014.

Directors’ Compensation

The Company has not compensated any of its directors for service on the Board of Directors. Management directors are not compensated for their service as directors; however they may receive compensation for their services as employees of the Company. The compensation received by our management directors is shown in the "Summary Compensation Table" above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of August 27, 2015, for: by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of August 27, the Company has 56,541,267 shares of Common Stock outstanding.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 40 wall street, 28th Floor New York, NY 10005.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Director and Officers
Mei Yang	40,000,000	40.64%
Hongxia Zhao	-	*
Xiaoqiang Zuo	-	*
PokKam Li	1,000,000	*
Ming Yi	863,738	*
All officers and directors as a group (fiveindividuals)		42.54%
Total outstanding shares 98,405,005
5% Holders
Mei Yang	40,000,000	40.64%

* less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

 None.

Director Independence

Each of Mr. PokKam Li and Ms. Hongxia Zhao is an “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the periods ended December 31, 2014, 2013, 2012, 2011, and 2010, we engaged, WWC, Professional Corporation as our independent auditor. For the periods ended December 31, 2014, 2013, 2012, 2011, and 2010, we incurred fees as discussed below:

	For the years ended December 31,
	2014	2013	2012	2011
Audit Fee	$37,500	$37,500	$37,500	$37,500

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past four fiscal years.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement, dated November 12, 2010, by and among the Registrant, Ding Neng Holdings and Shareholders of Ding Neng Holdings (1)
2.2	Amendment to the Share Exchange Agreement, by and among the Registrant, Ding Neng Holdings and Shareholders of Ding Neng Holdings (2)
3.1	Certification of Incorporation of the Registrant (3)
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation, dated February 26, 2008 (4)
3.3	Certificate of Amendment to the Company's Certificate of Incorporation, dated January 31, 2011 (5)
3.4	Amended and Restated Bylaws of the Registrant (4)
10.1	Consulting Services Agreement, dated January 20,2011, between Ding Neng Bio-tech and the WFOE (5)
10.2	Operating Agreement, dated January 20,2011, by and among Ding Neng Bio-tech, its shareholders and the WFOE (5)
10.3	Voting Rights Proxy Agreement, dated January 20,2011, by and among Ding Neng Bio-tech, its shareholders and the WFOE (5)
10.4	Equity Pledge Agreement, dated January 20,2011, by and among Ding Neng Bio-tech, its shareholders and the WFOE (5)
10.5	Option Agreement, dated January 20,2011, by and among Ding Neng Bio-tech, its shareholders and the WFOE (5)
10.6	Unofficial Translation of Forest and Plants Transfer Agreement, by and between Tiantai County Manyuanchun Agriculture and Forestry Development Co., Ltd., and Fujian Zhangzhou Ding Neng Bio- Tech Co., Ltd., dated November 23, 2009(5)
10.8	Unofficial Translation of Employment Agreement between Ding Neng Bio-tech and Sanfu Huang dated June 1, 2010 (5)
10.9	Unofficial Translation of Settlement Agreement between Ding Neng Bio-Tech and Zhangzhou Fuhua Biomass Energy Technology Co., Ltd., dated July 14, 2015

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema Document*
101.CAL	XBRL Taxonomy Calculation Document*
101.DEF	XBRL Taxonomy Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith
(1)	Incorporated by reference to Annex A to the Registrant’s Schedule 14(c), filed on December 30, 2010.
(2)	Incorporated by reference to Annex B to the Registrant’s Schedule 14(c), filed on December 30, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on February 11, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 31, 2015

CHINA BIO-ENERGY

By:	/s/ Mei Yang
Name:
Title: Chief Executive Officer

Signature	Title	Date

/s/ Mei Yang	Director, chief executive officer, president (principal executive officer)	August 31, 2015

/s/ Ming Yi	Director, chief financial officer (principal financial officer)	August 31, 2015

/s/ PokKam Li	Director	August 31, 2015

/s/ Hongxia Zhao	Director	August 31, 2015

/s/ Xiaoqiang Zuo	Director	August 31, 2015

China Bio-Energy Corp.

Audited Financial Statements

December 31, 2014, 2013, 2012, 2011, and 2010

(Stated in US Dollars)

China Bio-Energy Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of China Bio-Energy Corp.

We have audited the accompanying balance sheets of China Bio-Energy Corp. (the “Company”) as of December 31, 2014, 2013, 2012, 2011, and 2010, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the years ended 2014, 2013, 2012, and 2011 and for the six months ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Bio-Energy Corp. as of December 31, 2014, 2013, 2012, 2011, and 2010, and the results of its operations and its cash flows for each of the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, the Variable Interest Entity agreements between the Company and the Variable Interest Entities have been terminated. Moreover, long term investments in certain subsidiaries have become dormant and defunct as a result of delinquent statutory filings; accordingly, the accompanying financial statements have been prepared assuming that the Company no longer exercises control over these subsidiaries.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 12. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
August 31, 2015	Certified Public Accountants

Page F-1 of F-31

China Bio-Energy Corp.

Audited Balance Sheets

As of December 31, 2014, 2013, 2012, 2011, and 2010

(Stated in US Dollars)

	As of December 31,
	2014	2013	2012	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$200	$-	$14,780	$242	$-

Total Assets	$200	$-	$14,780	$242	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expense	$250,000	$187,500	$125,000	$62,500	$-
Taxes and other payables	1,044,000	734,400	457,200	212,400	-
Total current liabilities	1,294,000	921,900	582,200	274,900	-

Total Liabilities	$1,294,000	$921,900	$582,200	$274,900	$-

Commitment and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 58,405,005, 38,405,005, 38,405,005, 28,791,267 and 27,312,515 shares issued and outstanding as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively	$58,405	$38,405	$38,405	$28,791	$27,313
Additional paid in capital	13,655,439	13,075,439	13,075,439	11,782,305	9,715,344
Accumulated deficit	(15,007,644)	(14,035,744)	(13,681,264)	(12,085,754)	(9,742,657)
Total stockholders’ equity	$(1,293,800)	$(921,900)	$(567,420)	$(274,658)	$-

Total Liabilities and Stockholders’ Equity	$200	$-	$14,780	$242	$-

See Accompanying Notes to the Financial Statements.

Page F-2 of F-31

China Bio-Energy Corp.

Audited Statements of Operations and Comprehensive Loss

For the years ended December 31, 2014, 2013, 2012, and 2011, and

For the six months ended December 31, 2010

(Stated in US Dollars)

	For the years ended December 31,				For the six months ended December 31,
	2014	2013	2012	2011	2010

Revenue	$-	$-	$-	-	$-
Cost of revenue	-	-	-	-	-
Gross profit	-	-	-	-	-

General and administrative expenses	972,100	354,480	1,595,510	2,343,339	150
Impairment loss	-	-	-	-	9,742,657
Total operating expenses	972,100	354,480	1,595,510	2,343,339	9,742,807

Loss from operation	(972,100)	(354,480)	(1,595,510)	(2,343,339)	(9,742,807)

Other income/(expenses)	200	-	-	242	-
Total other expenses	200	-	-	242	-

Loss before income taxes	(971,900)	(354,480)	(1,595,510)	(2,343,097)	(9,742,807)

Provisions for income tax	-	-	-	-	-

Net loss	$(971,900)	$(354,480)	$(1,595,510)	(2,343,097)	$(9,742,807)

Other comprehensive income	-	-	-	-	-

Comprehensive loss	$(971,900)	$(354,480)	$(1,595,510)	(2,343,097)	$(9,742,807)

Loss per share
Basic	$(0.02)	$(0.01)	$(0.05)	(0.08)	$(0.36)
Diluted	$(0.02)	$(0.01)	$(0.05)	(0.08)	$(0.36)

Weighted average shares outstanding
Basic	44,103,635	38,405,005	33,722,846	28,329,640	27,194,159
Diluted	44,103,635	38,405,005	33,722,846	28,329,640	27,206,482

See Accompanying Notes to the Financial Statements.

Page F-3 of F-31

China Bio-Energy Corp.

Audited Statements of Cash Flows

For the years ended December 31, 2014, 2013, 2012, and 2011, and

For the six months ended December 31, 2010

(Stated in US Dollars)

	For the years ended December 31,				For the six months ended December 31,
	2014	2013	2012	2011	2010

Net loss	(971,900)	(354,480)	(1,595,510)	(2,343,097)	(9,742,807)
Adjustments to reconcile net income to net cash from operations:
Impairment loss	-	-	-	-	9,742,657
Stock-based compensation	600,000	-	1,152,748	2,068,439	-
Changes in operating assets and liabilities:
Increase in accounts payables and accruals	62,500	62,500	62,500	62,500	150
Increase in taxes and other payables	309,600	277,200	244,800	212,400	-
Net cash generated from/(used by) operating activities	200	(14,780)	(135,462)	242	-

Cash flows from investing activities
Net cash provided by investing activities	-	-	-	-	-

Cash flows from financing activities
Issuance of common stock	-	-	150,000	-	-
Net cash provided by financing activities	-	-	150,000	-	-

Net increase/(decrease) of cash and cash equivalents	200	(14,780)	14,538	242	-
Cash & cash equivalents at the beginning of year	-	14,780	242	-	-
Cash & cash equivalents at the end of year	200	-	14,780	242	-

Supplementary information
Interest received	-	-	-	-	-
Interest paid	-	-	-	-	-
Income taxes paid	-	-	-	-	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:

a)	In 2011, the Company issued a total of 1,478,752 shares of common stock valued at $2,068,439 to four consulting firms for corporate advisory services.
b)	In 2012, the Company issued a total of 9,613,738 shares of common stock valued at $1,152,748 to five consultants and one consulting firm for corporate advisory services.
c)	In 2014, the Company issued a total of 20,000,000 shares of common stock valued at $600,000 to a consulting firm for corporate advisory services.

See Accompanying Notes to the Financial Statements.

Page F-4 of F-31

China Bio-Energy Corp.

Audited Statements of Stockholders’ Equity/ (Deficiency)

For the fiscal years ended December 31, 2014, 2013, 2012, and 2011, and

For the six months ended December 31, 2010

(Stated in US Dollars)

				Retained	Accumulated
	Number		Additional	earnings/	other
	of	Common	paid in	(Accumulated	comprehensive
	Shares	stock	capital	deficit)	income	Total
Balance at July 1, 2010	40,000,000	40,000	86,360	(1,451,677)	740,901	(584,416)
Exercise of stock options	6,000,000	6,000	-	-	-	6,000
1 for 40 reverse split	(44,849,990)	(44,850)	-	-	-	(44,850)
Net loss from continuing operations	-	-	-	(9,742,807)	-	(9,742,807)
Share exchange agreement with Ding Neng Holdings and recapitalization	26,162,505	26,163	9,628,984	1,451,827	(740,901)	10,366,073
Balance at December 31, 2010	27,312,515	27,313	9,715,344	(9,742,657)	-	-
Balance at January 1, 2011	27,312,515	27,313	9,715,344	(9,742,657)	-	-
Stock-based compensation	1,478,752	1,478	2,066,961	-	-	2,068,439
Net loss	-	-	-	(2,343,097)	-	(2,343,097)
Balance at December 31, 2011	28,791,267	28,791	11,782,305	(12,085,754)	-	(274,658)
Balance at January 1, 2012	28,791,267	28,791	11,782,305	(12,085,754)	-	(274,658)
Issuance of shares for cash	750,000	750	149,250	-	-	150,000
Stock-based compensation	8,863,738	8,864	1,143,884	-	-	1,152,748
Net loss	-	-	-	(1,595,510)	-	(1,595,510)
Balance at December 31, 2012	38,405,005	38,405	13,075,439	(13,681,264)	-	(567,420)
Balance at January 1, 2013	38,405,005	38,405	13,075,439	(13,681,264)	-	(567,420)
Net loss	-	-	-	(354,480)	-	(354,480)
Balance at December 31, 2013	38,405,005	38,405	13,075,439	(14,035,744)	-	(921,900)
Balance at January 1, 2014	38,405,005	38,405	13,075,439	(14,035,744)	-	(921,900)
Stock-based compensation	20,000,000	20,000	580,000	-	-	600,000
Net loss	-	-	-	(971,900)	-	(971,900)
Balance at December 31, 2014	58,405,005	58,405	13,655,439	(15,007,644)	-	(1,293,800)

See Accompanying Notes to the Financial Statements.

Page F-5 of F-31

China Bio-Energy Corp.

Notes to Financial Statements

As of and for the years ended December 31, 2014, 2013, 2012, and 2011, and

As of and for the six months ended December 31, 2010

(Stated in US Dollars)

1.	The Company and Principal Business Activities

China Bio-Energy Corp. (the “Company”), formerly known as China INSOnline Corp., was incorporated on December 23, 1988 as Lifequest Medical, Inc., a Delaware corporation.

In June 2010, the Company ceased all operations conducted by its then subsidiaries: Ever Trend Investment Limited, Run Ze Yong Cheng (Beijing) Technology, San Teng Da Fei Technology, and Guang Hua Insurance Agency (“Ever Trend Group”); on January 27, 2015, the Company announced the completion of the disposition of the aforementioned subsidiaries. Accordingly, the Company has excluded the accounts of Ever Trend Group in these financial statements and the accompanying notes contained herein.

On November 12, 2010, the Company entered into a share exchange agreement with Ding Neng Holdings Ltd, an investment holdings company incorporated in the British Virgin Islands (“Ding Neng Holdings”); the share exchange agreement was amended on December 6, 2010, where by the Company, under the share exchange agreement and its related amendment, would have contemplated acquiring 100% of Ding Neng Holdings in exchange for the issuance of 26,162,505 shares of the Company’s common stock, par value $0.001. Under the share exchange agreement, the Company would have contemplated owning and operating Ding Neng Holdings and Ding Neng Holdings’ directly, and indirectly held subsidiaries: Ding Neng Bio-technology Co., Ltd. (“Ding Neng HK”), Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WOFE”), and Ding Neng Bio-tech. Ding Neng HK was incorporated under the laws of Hong Kong on September 10, 2010. Ding Neng HK did not have any operations. Ding Neng HK has been delinquent with its annual regulatory filings in Hong Kong, and should be considered dormant and defunct. Ding Neng HK was wholly-owned by Ding Neng Holdings. Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WFOE”) was incorporated as a wholly-foreign owned entity under the laws of the People’s Republic of China (“PRC”), on November 2, 2010. WFOE was wholly-owned by Ding Neng HK. Ding Neng Bio-tech was incorporated under the laws of the PRC on December 8, 2006. It was located in Zhangzhou city Fujian Province of PRC. Ding Neng Bio-tech was engaged in the production, refinement and distribution of bio-diesel fuel in Southern China. Ding Neng Bio-tech operated a biodiesel manufacturing facility in Zhangzhou city. On October 28, 2010, WFOE and Ding Neng Bio-tech entered into a set of variable interest entity agreements that included: (1) a Consulting Service Agreement with Ding Neng Bio-tech, which entitled WFOE to receive substantially all of the economic benefits of Ding Neng Bio-tech in consideration for services provided by WFOE to Ding Neng Bio-tech, (2) an Option Agreement with Xinfeng Nie, Sanfu Huang, and Shunlong Hu (the shareholders of Ding Neng Bio-tech) allowing the WFOE to acquire all the shares of Ding Neng Bio-tech as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WFOE with the all voting rights of the Ding Neng Bio-tech shareholders, and (4) an Equity Pledge Agreement that pledges the shares in Ding Neng Bio-tech to WFOE (VIE Agreements). These VIE Agreements granted effective control of Ding Neng Bio-tech to WFOE. On June 4, 2015, WFOE filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain executed VIE Agreements entered into by WFOE and Ding Neng Bio-Tech on October 28, 2010, had been frustrated, and that these VIE Agreements should be terminated. WFOE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WFOE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stocks. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WFOE and Ding Neng Bio-Tech entered into binding settlement (i) to terminate the VIE Agreements, (ii) that WFOE and Ding Neng Bio-Tech do not have any other disputes over this case, and (iii) that the litigation fee in the amount of RMB10,000 (approximately $1,610.5) would be borne by Ding Neng Bio-Tech. Ding Neng Holdings is delinquent with its regulatory filings and annual fees to the British Virgin Islands; accordingly, the Ding Neng Holdings should be considered dormant and defunct.

Page F-6 of F-31

China Bio-Energy Corp.

Notes to Financial Statements

As of and for the years ended December 31, 2014, 2013, 2012, and 2011, and

As of and for the six months ended December 31, 2010

(Stated in US Dollars)

Given that the Company has not been able to exercise effective control over Ding Neng Bio-Tech or to access Ding Neng Bio-tech’s financial information since 2011, and the VIE Agreements were terminated, the Company has excluded the accounts of Ding Neng Bio-Tech’s in these financial statements and the accompanying notes contained herein; the exclusion of such accounts is considered as a type two material subsequent event that occurred prior to the issuance of the financial statements but after the balance sheets dates that required material adjustments to the financial statements presented. Ding Neng Holdings is delinquent and defunct; the Company has determined that the Company was never registered as the sole shareholder of Ding Neng Holdings pursuant to the share exchange agreement dated November 12, 2010, and amended December 6, 2010; accordingly, the Company has excluded the accounts of Ding Neng and its subsidiaries in these financial statements and the accompanying notes as contained herein; the exclusion of such accounts is considered as a type two material subsequent event that occurred prior to the issuance of the financial statements but after the balance sheets dates that required material adjustments to the financial statements presented. The Company accounted for the issuance of shares to the shareholders of Ding Neng Holdings under the contemplated share exchange transaction as a recapitalization of the Company under reverse take-over accounting; accordingly, the Company’s historical stockholders’ equity has been retroactively restated to the first period presented; as a result of the Company not being updated to Ding Neng Holdings shareholder register, and that Ding Neng Holdings being defunct, the Company has written off all investments made in Ding Neng as loss on investment in subsidiary.

In connection with the share exchange agreement with the shareholders of Ding Neng Holdings that contemplated the acquisition of Ding Neng Holdings and its subsidiaries, the Company elected to adopt the fiscal year used by Ding Neng Holdings, which was a calendar year; accordingly, the Company’s financial statements presented herein have been, and on a go-forward basis, will be prepared using a December 31 year end date, and each operating period will cover twelve full calendar months.

2.	Significant Accounting Policies

A.	Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

B.	Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, impairment, inventory allowance, taxes and contingencies.

C.	Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Page F-7 of F-31

China Bio-Energy Corp.

Notes to Financial Statements

As of and for the years ended December 31, 2014, 2013, 2012, and 2011, and

As of and for the six months ended December 31, 2010

(Stated in US Dollars)

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

A valuation allowance is recognized for deferred tax assets if it is more likely than not, that the deferred tax assets will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

F.	Stock-based compensation

The Company has elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of stock options on the dates of grant. Also, the Company recognizes stock-based compensation using the straight-line method over the requisite service period.

The Company values stock awards using the market price on or around the date the shares were awarded and includes the amount of compensation as a period compensation expense over the requisite service period.

For the years ended December 31, 2014, 2013, 2012, and 2011, and for the six months ended December 31, 2010, the Company recognized stock-based compensation of $600,000; $0; $1,152,748; $2,068,439; and $0, respectively.

G.	Foreign currency translation

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

	As of December 31,
Exchange Rates	2014	2013	2012	2011	2010
Year-end RMB : US$ exchange rate	6.15350	6.11400	6.31610	6.36470	6.61180
Average 12-month RMB : US$ exchange rate	6.14821	6.19817	6.31984	6.47351	6.77875

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

Page F-8 of F-31

China Bio-Energy Corp.

Notes to Financial Statements

As of and for the years ended December 31, 2014, 2013, 2012, and 2011, and

As of and for the six months ended December 31, 2010

(Stated in US Dollars)

H.	Revenue recognition

In accordance to FASB ASC 605-10, The Company recognizes revenue net of value added tax (VAT) when persuasive evidence of an arrangement exists, delivery of the goods has occurred, customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured. No return allowance is made as products returns are insignificant based on historical experience. Costs of distributing products to the Company’s customers are included in selling expenses.

I.	Cost of revenue

Cost of goods sold consists primarily of raw materials, utility and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expense and direct overhead expenses necessary to manufacture finished goods as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs.

J.	Earnings per share

Basic earnings per share is computed on the basis of the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

K.	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company presents components of comprehensive income with equal prominence to other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

L.	Subsequent events

The Company evaluates subsequent events that have occurred after the consolidated balance sheet date but before the consolidated financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has identified material subsequent events that would require disclosure to the financial statements.

M.	Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers”, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfil a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The adoption of ASC 2014-9 is not expected to have a material effect on the Company’s financial statements.

Page F-9 of F-31

China Bio-Energy Corp.

Notes to Financial Statements

As of and for the years ended December 31, 2014, 2013, 2012, and 2011, and

As of and for the six months ended December 31, 2010

(Stated in US Dollars)

In August 2014, the FASB issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on the Company’s financial statements.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, “Consolidation” (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on the Company’s financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The adoption of this accounting guidance is not expected to have a material impact on the Company’s financial statements.

As of December 31, 2014, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Page F-10 of F-31

China Bio-Energy Corp.

Notes to Financial Statements

As of and for the years ended December 31, 2014, 2013, 2012, and 2011, and

As of and for the six months ended December 31, 2010

(Stated in US Dollars)

3.	Accrued Expenses

Accrued expenses consisted of the followings as of December 31, 2014, 2013, 2012, 2011, and 2010:

	As of December 31,
	2014	2013	2012	2011	2010
Audit Fee	$150,000	$112,500	$75,000	$37,500	$-
Legal Fee	100,000	75,000	50,000	25,000	-
	$250,000	$187,500	$125,000	$62,500	$-

4.	Taxes and Other Payables

Taxes and other payables consisted of the followings as of December 31, 2014, 2013, 2012, 2011, and 2010:

	As of December 31,
	2014	2013	2012	2011	2010
Franchise Tax	$720,000	$540,000	$360,000	$180,000	$-
Interest and Penalties	324,000	194,400	97,200	32,400	-
	$1,044,000	$734,400	$457,200	$212,400	$-

5.	General and Administrative Expenses

General and Administrative Expenses consisted of the followings for the years ended December 31, 2014, 2013, 2012, and 2011, and for the six months ended 2010:

	For the years ended December 31,				For the six months ended December 31,
	2014	2013	2012	2011	2010
Audit Fee	$37,500	$37,500	$37,500	$37,500	$-
Consulting Fee	-	-	132,000	-	-
Franchise Tax	180,000	180,000	180,000	180,000	-
Interest and Penalties	129,600	97,200	64,800	32,400	-
Legal Fee	25,000	25,000	25,000	25,000	-
Other Expense	-	14,780	3,462	-	150
Stock Compensation	600,000	-	1,152,748	2,068,439	-
	$972,100	$354,480	$1,595,510	$2,343,339	$150

Page F-11 of F-31

China Bio-Energy Corp.

Notes to Financial Statements

As of and for the years ended December 31, 2014, 2013, 2012, and 2011, and

As of and for the six months ended December 31, 2010

(Stated in US Dollars)

6.	Income Taxes

The Company was incorporated in the United States of America (“USA”). The Company does not generate any net income from its operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

The provision for income taxes consists of the following:

	For the years ended December 31,				For the six months ended December 31,
Current:	2014	2013	2012	2011	2010
USA	$-	$-	$-	$-	$-

Deferred:
USA	-	-	-	-	-
Provision for income taxes	-	-	-	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the years ended December 31,				For the six months ended December 31,
	2014	2013	2012	2011	2010
Income tax at USA statutory rate of 34%	$-	$-	$-	$-	$-
Others	-	-	-	-	-
Provision for income taxes	-	-	-	-	-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2014, 2013, 2012, 2011, and 2010, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of December 31, 2014, 2013, 2012, 2011, and 2010, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses` since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax assets.

Page F-12 of F-31

China Bio-Energy Corp.

Notes to Financial Statements

As of and for the years ended December 31, 2014, 2013, 2012, and 2011, and

As of and for the six months ended December 31, 2010

(Stated in US Dollars)

7.	Net Loss per Share

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the years ended December 31, 2014, 2013, 2012, and 2011, and for the six months ended 2010.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted income per common share from continuing operations attributable to the Company:

	For the years ended December 31,				For the six months ended December 31,
	2014	2013	2012	2011	2010
Numerator
Net Loss	$(971,900)	$(354,480)	$(1,595,510)	$(2,343,097)	$(9,742,807)

Denominator
Weighted-average common shares outstanding, basic	44,103,635	38,405,005	33,722,846	28,329,640	27,194,159

Potentially Dilutive Securities:
Addition to Common Stock from Exercise of Stock option	-	-	-	-	12,323
Weighted-average common shares outstanding, diluted	44,103,635	38,405,005	33,722,846	28,329,640	27,206,482

Loss per common share
Basic	$(0.02)	$(0.01)	$(0.05)	$(0.08)	$(0.36)
Diluted	$(0.02)	$(0.01)	$(0.05)	$(0.08)	$(0.36)

8.	Risks Concentration

For the years ended December 31, 2014, 2013, 2012, and 2011, and for the six months ended 2010, the Company does not generate any income and no risk is occurred during the years.

9.	Financial Instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Page F-13 of F-31

China Bio-Energy Corp.

Notes to Financial Statements

As of and for the years ended December 31, 2014, 2013, 2012, and 2011, and

As of and for the six months ended December 31, 2010

(Stated in US Dollars)

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10:

As of December 31, 2014:	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$200	$-	$-	$200
Total financial assets	$200	$-	$-	$200

As of December 31, 2013:	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$-	$-	$-	$-
Total financial assets	$-	$-	$-	$-

As of December 31, 2012:	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$14,780	$-	$-	$14,780
Total financial assets	$14,780	$-	$-	$14,780

Page F-14 of F-31

China Bio-Energy Corp.

Notes to Financial Statements

As of and for the years ended December 31, 2014, 2013, 2012, and 2011, and

As of and for the six months ended December 31, 2010

(Stated in US Dollars)

As of December 31, 2011:	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$242	$-	$-	$242
Total financial assets	$242	$-	$-	$242

As of December 31, 2010:	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$-	$-	$-	$-
Total financial assets	$-	$-	$-	$-

10.	Commitments

On January 15, 2015, the Company entered into a lease agreement for office space in New York. The monthly rental expense is approximately $2,831. The contract expires on January 31, 2016. The Company made a rental deposit of $4,700. The Company’s outstanding lease commitments for 2015 and 2016 are $33,875 and $2,939, respectively.

11.	Subsequent Events

(i) Termination of VIE agreement

On June 4, 2015, the Company, through its subsidiary Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WFOE”), filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain executed VIE Agreements entered into by WFOE and Ding Neng Bio-Tech on October 28, 2010 had been frustrated, and that these VIE Agreements should be terminated. WFOE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WFOE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stocks.

On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WFOE and Ding Neng Bio-Tech entered into a binding settlement (i) to terminate the VIE Agreements, (ii) that WFOE and Ding Neng Bio-Tech do not have any other disputes over this case, and (iii) that the litigation fee in the amount of RMB10,000 (approximately $1,610.5) would be borne by Ding Neng Bio-Tech.

Given that the Company has not been able to exercise effective control over Ding Neng Bio-Tech or access to Ding Neng Bio-tech’s financial information since 2011, and the VIE agreements were terminated, the Company has excluded the accounts of Ding Neng Bio-Tech’s in these consolidated financial statements and accompanying notes contained herein; the exclusion of such accounts is considered as a type two material subsequent event that occurred prior to the issuance of the financial statements but after the balance sheets dates that required material adjustments to the consolidated financial statements presented.

Page F-15 of F-31

China Bio-Energy Corp.

Notes to Financial Statements

As of and for the years ended December 31, 2014, 2013, 2012, and 2011, and

As of and for the six months ended December 31, 2010

(Stated in US Dollars)

(ii) Delinquent of statutory filings of certain subsidiaries

Ding Neng Holdings is delinquent with its regulatory filings and annual fees to the British Virgin Islands; accordingly, Ding Neng Holdings should be considered dormant and defunct.

Ding Neng Holdings is delinquent and defunct. The Company has also determined that the Company has not been registered as the sole shareholder of Ding Neng Holdings pursuant to the share exchange agreement dated November 12, 2010, which was amended on December 6, 2010; accordingly, the Company has excluded the accounts of Ding Neng and its subsidiaries in these consolidated financial statements and accompanying notes as contained herein. The exclusion of such accounts is considered as a type two material subsequent event that occurred prior to the issuance of the financial statements but after the balance sheets dates that required material adjustments to the consolidated financial statements presented. Accordingly, the Company has written off all investments made in Ding Neng Holdings as loss on investment in subsidiary.

12.	Going Concern Uncertainties

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2014, the Company had accumulated deficits of $15,007,644 and working capital deficit of current liabilities exceeding current assets by $1,293,800 due to the substantial losses in operation in previous years. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Page F-16 of F-31

China Bio-Energy Corp.

Unaudited Financial Statements

As of June 30, 2015 and December 31, 2014

(Stated in US Dollars)

Page F-17 of F-31

CHINA BIO-ENERGY CORP.

INDEX TO FINANCIAL STATEMENTS

Contents

Page(s)

Condensed Balance Sheets	F-19

Condensed Statements of Operations and Comprehensive Loss	F-20

Condensed Statements of Cash Flows	F-21

Notes to Condensed Financial Statements	F-22 – F-31

Page F- 18 of F-31

CHINA BIO-ENERGY CORP.

CONDENSED BALANCE SHEETS

 AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(Stated in US Dollars)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	264,851	200
Prepaid expenses	3,004	-
Prepaid taxes	14,051	-
Total Current Assets	281,906	200

Non-current Assets
Deposits	4,700	-
Total Non-Current Assets	4,700	-

Total Assets	286,606	200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Taxes and other payable	$1,376,565	$1,044,000
Wages payable	24,719	-
Accrued expenses	150,000	250,000
Total Current Liabilities	1,551,284	1,294,000

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 98,405,005 and 58,405,005 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	98,405	58,405
Additional paid in capital	14,115,439	13,655,439
Accumulated deficit	(15,478,522)	(15,007,644)
Total Stockholders' Equity	(1,264,678)	(1,293,800)

Total Liabilities and Stockholders' Equity	$286,606	$200

The accompanying notes are an integral part of these financial statements

Page F-19 of F-31

CHINA BIO-ENERGY CORP.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	79,591	15,625	470,878	340,850
Total operating expenses	79,591	15,625	470,878	340,850

Loss before income taxes	(79,591)	(15,625)	(470,878)	(340,850)

Provision for income tax	-	-	-	-

Net loss	$(79,591)	$(15,625)	(470,878)	(340,850)

Other comprehensive loss - foreign currency translation adjustment	-	-	-	-

Comprehensive loss	$(79,591)	$(15,625)	(470,878)	(340,850)

Net loss per share
Basic	$(0.00)	$(0.00)	(0.00)	(0.01)
Diluted	$(0.00)	$(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding
Basic	98,405,005	38,405,005	94,668,741	38,405,005
Diluted	98,405,005	38,405,005	94,668,741	38,405,005

The accompanying notes are an integral part of these financial statements

Page F-20 of F-31

CHINA BIO-ENERGY CORP.

CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

(Unaudited)

	Six Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(470,878)	$(340,850)
Adjustments to reconcile net loss to net cash provided by operating activities and Changes in operating assets and liabilities:
Increase in prepaid taxes	(3,004)	-
Increase in prepaid expense	(14,051)	-
Increase in deposit	(4,700)	-
Increase in wage payable	24,719	-
Increase in taxes payable	180,000	180,000
Increase in other payables	152,565	129,600
(Decrease)/increase in accrued expense	(100,000)	31,250
Net cash used in operating activities	(235,349)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	500,000	-
Net cash generated from financing activities	500,000	-

Net increase in cash and cash equivalents	264,651	-

Cash and cash equivalents, beginning balance	200	-
Cash and cash equivalents, ending balance	$264,851	$-

SUPPLEMENTAL DISCLOSURES:
Interest received	$-	$-
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

Page F-21 of F-31

CHINA BIO-ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

Note 1 – THE COMPANY AND PRINCIPAL BUSINESS ACTIVITIES

China Bio-Energy Corp. (the “Company”), formerly known as China INSOnline Corp., was incorporated on December 23, 1988 as Lifequest Medical, Inc., a Delaware corporation.

In June 2010, the Company ceased all operations conducted by its then subsidiaries: Ever Trend Investment Limited, Run Ze Yong Cheng (Beijing) Technology, San Teng Da Fei Technology, and Guang Hua Insurance Agency (“Ever Trend Group”); on January 27, 2015, the Company announced the completion of the disposition of the aforementioned subsidiaries. Accordingly, the Company has excluded the accounts of Ever Trend Group in these financial statements and the accompanying notes contained herein.

On November 12, 2010, the Company entered into a share exchange agreement with Ding Neng Holdings Ltd, an investment holdings company incorporated in the British Virgin Islands (“Ding Neng Holdings”); the share exchange agreement was amended on December 6, 2010, where by the Company, under the share exchange agreement and its related amendment, would have contemplated acquiring 100% of Ding Neng Holdings in exchange for the issuance of 26,162,505 shares of the Company’s common stock, par value $0.001. Under the share exchange agreement, the Company would have contemplated owning and operating Ding Neng Holdings and Ding Neng Holdings’ directly, and indirectly held subsidiaries: Ding Neng Bio-technology Co., Ltd. (“Ding Neng HK”), Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WOFE”), and Ding Neng Bio-tech. Ding Neng HK was incorporated under the laws of Hong Kong on September 10, 2010. Ding Neng HK did not have any operations. Ding Neng HK has been delinquent with its annual regulatory filings in Hong Kong, and should be considered dormant and defunct. Ding Neng HK was wholly-owned by Ding Neng Holdings. Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WFOE”) was incorporated as a wholly-foreign owned entity under the laws of the People’s Republic of China (“PRC”), on November 2, 2010. WFOE was wholly-owned by Ding Neng HK. Ding Neng Bio-tech was incorporated under the laws of the PRC on December 8, 2006. It was located in Zhangzhou city Fujian Province of PRC. Ding Neng Bio-tech was engaged in the production, refinement and distribution of bio-diesel fuel in Southern China. Ding Neng Bio-tech operated a biodiesel manufacturing facility in Zhangzhou city. On October 28, 2010, WFOE and Ding Neng Bio-tech entered into a set of variable interest entity agreements that included: (1) a Consulting Service Agreement with Ding Neng Bio-tech, which entitled WFOE to receive substantially all of the economic benefits of Ding Neng Bio-tech in consideration for services provided by WFOE to Ding Neng Bio-tech, (2) an Option Agreement with Xinfeng Nie, Sanfu Huang, and Shunlong Hu (the shareholders of Ding Neng Bio-tech) allowing the WFOE to acquire all the shares of Ding Neng Bio-tech as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WFOE with the all voting rights of the Ding Neng Bio-tech shareholders, and (4) an Equity Pledge Agreement that pledges the shares in Ding Neng Bio-tech to WFOE (VIE Agreements). These VIE Agreements granted effective control of Ding Neng Bio-tech to WFOE. On June 4, 2015, WFOE filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain executed VIE Agreements entered into by WFOE and Ding Neng Bio-Tech on October 28, 2010, had been frustrated, and that these VIE Agreements should be terminated. WFOE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WFOE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stocks. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WFOE and Ding Neng Bio-Tech entered into binding settlement (i) to terminate the VIE Agreements, (ii) that WFOE and Ding Neng Bio-Tech do not have any other disputes over this case, and (iii) that the litigation fee in the amount of RMB10,000 (approximately $1,610.5) would be borne by Ding Neng Bio-Tech. Ding Neng Holdings is delinquent with its regulatory filings and annual fees to the British Virgin Islands; accordingly, the Ding Neng Holdings should be considered dormant and defunct.

Given that the Company has not been able to exercise effective control over Ding Neng Bio-Tech or to access Ding Neng Bio-tech’s financial information since 2011, and the VIE Agreements were terminated, the Company has excluded the accounts of Ding Neng Bio-Tech’s in these financial statements and the accompanying notes contained herein; the exclusion of such accounts is considered as a type two material subsequent event that occurred prior to the issuance of the financial statements but after the balance sheets dates that required material adjustments to the financial statements presented. Ding Neng Holdings is delinquent and defunct; the Company has determined that the Company was never registered as the sole shareholder of Ding Neng Holdings pursuant to the share exchange agreement dated November 12, 2010, and amended December 6, 2010; accordingly, the Company has excluded the accounts of Ding Neng and its subsidiaries in these financial statements and the accompanying notes as contained herein; the exclusion of such accounts is considered as a type two material subsequent event that occurred prior to the issuance of the financial statements but after the balance sheets dates that required material adjustments to the financial statements presented. The Company accounted for the issuance of shares to the shareholders of Ding Neng Holdings under the contemplated share exchange transaction as a recapitalization of the Company under reverse take-over accounting; accordingly, the Company’s historical stockholders’ equity has been retroactively restated to the first period presented; as a result of the Company not being updated to Ding Neng Holdings shareholder register, and that Ding Neng Holdings being defunct, the Company has written off all investments made in Ding Neng as loss on investment in subsidiary.

Page F-22 of F-31

CHINA BIO-ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

In connection with the share exchange agreement with the shareholders of Ding Neng Holdings that contemplated the acquisition of Ding Neng Holdings and its subsidiaries, the Company elected to adopt the fiscal year used by Ding Neng Holdings, which was a calendar year; accordingly, the Company’s financial statements presented herein have been, and on a go-forward basis, will be prepared using a December 31 year end date, and each operating period will cover twelve full calendar months.

Note  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

B.	Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, impairment, inventory allowance, taxes and contingencies.

C.	Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Page F-23 of F-31

CHINA BIO-ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

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

A valuation allowance is recognized for deferred tax assets if it is more likely than not, that the deferred tax assets will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

F.	Stock-based compensation

The Company has elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of stock options on the dates of grant. Also, the Company recognizes stock-based compensation using the straight-line method over the requisite service period.

The Company values stock awards using the market price on or around the date the shares were awarded and includes the amount of compensation as a period compensation expense over the requisite service period.

For the six months ended June 30, 2015 and 2014, no stock-based compensation has been recognized.

G.	Foreign currency translation

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

Exchange Rates	6/30/2015	3/31/2015	12/31/2014	6/30/2014	3/31/2014
Year-end RMB : US$ exchange rate	6.0888	6.1091	6.1535	6.1552	6.1619
Average 12-month RMB : US$ exchange rate	6.1128	6.1358	6.1482	6.1397	6.1156

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

Page F-24 of F-31

CHINA BIO-ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

H.	Revenue recognition

In accordance to FASB ASC 605-10, The Company recognizes revenue net of value added tax (VAT) when persuasive evidence of an arrangement exists, delivery of the goods has occurred, customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured. No return allowance is made as products returns are insignificant based on historical experience. Costs of distributing products to the Company’s customers are included in selling expenses.

I	Cost of revenue

Cost of goods sold consists primarily of raw materials, utility and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expense and direct overhead expenses necessary to manufacture finished goods as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs.

J.	Earnings per share

Basic earnings per share is computed on the basis of the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common stock and common stock equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Dilution is computed by applying the treasury stock method for options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

K.	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company presents components of comprehensive income with equal prominence to other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

L.	Subsequent events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has identified material subsequent events that would require disclosure to the financial statements.

M.	Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update ASU No. 2014-09, “Revenue from Contracts with Customers”, a converged standard on revenue recognition. The new pronouncement requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfil a contract with a customer, as well as enhanced disclosure requirements. ASU 2014-9 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The adoption of ASC 2014-9 is not expected to have a material effect on the Company’s financial statements.

Page F-25 of F-31

CHINA BIO-ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

In August 2014, the FASB issued Accounting Standards Update ASU No. 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on the Company’s financial statements.

In February 2015, the FASB issued Accounting Standards Update ASU No. 2015-02, “Consolidation” (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The accounting guidance requires that debt issuance costs related to a recognized debt liability be reported on the Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The adoption of this accounting guidance is not expected to have a material impact on the Company’s financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The adoption of this accounting guidance is not expected to have a material impact on the Company’s financial statements.

As of June 30, 2015, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

O.	Unaudited Interim Financial Information

These unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Page F-26 of F-31

CHINA BIO-ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

The balance sheets and certain comparative information as of December 31, 2014 are derived from the audited financial statements and related notes for the year ended December 31, 2014 (“2014 Annual Financial Statements”), included in the Company’s 2014 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2014 Annual Financial Statements.

P.	Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, loan receivables and short-term bank loans, the carrying amounts approximate fair value due to their relatively short maturities. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of June 30, 2015:	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$264,851	$-	$-	$264,851
Total financial assets	$264,851	$-	$-	$264,851

As of December 31, 2014:	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$200	$-	$-	$200
Total financial assets	$200	$-	$-	$200

Page F-27 of F-31

CHINA BIO-ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

Note 3 – ACCRUED EXPENSES

Accrued expenses consisted of the followings as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Audit Fee	$100,000	$150,000
Legal Fee	50,000	100,000
	$150,000	$250,000

Note 4 – TAXES AND OTHER PAYABLES

Taxes and other payables consisted of the followings as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Franchise Tax	$900,000	$720,000
Interest and Penalties	476,565	324,000
	$1,376,565	$1,044,000

Note 5 – GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative Expenses consisted of the followings for the six months period ended June 30, 2015 and 2014

	For the six months period ended June 30,
	2015	2014
Audit Fee	$-	$18,750
Bank charges	55	-
Consulting Fee	40,000	-
Franchise Tax	180,000	180,000
Insurance	1,186	-
Interest and Penalties	154,608	129,600
Legal Fee	-	12,500
Office expense	556	-
Other expense	2,027	-
Professional fee	4,050	-
Rental expense	22,747	-
Salaries and wages	62,977	-
Stock transfer fee	2,672	-
	$470,878	$340,850

Page F-28 of F-31

CHINA BIO-ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

Note 6 – STOCKHOLDERS’ EQUITY

(a) Common stock

As of June 30, 2015 and December 31, 2014, the Company has 100,000,000 shares of common stock authorized, 98,405,005 and 58,405,005 shares issued and outstanding at par value of $0.001 per share.

For the six months ended June 30, 2015, the Company issued 40,000,000 shares to an selected consultant at $0.0125 per share.

Note 7 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any net income from its operations for the six months ended June 30, 2015 and 20114

The provision for income taxes consists of the following:

For the six months ended June 30,
Current:	2015	2014
USA	$-	$-

Deferred:
USA	-	-
Provision for income taxes	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

For the six months ended June 30,
	2015	2014
Income tax at USA statutory rate of 34%	$-	$-
Others	-	-
Provision for income taxes	-	-

Page F-29 of F-31

CHINA BIO-ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the six months ended June 30, 2015 and 2014, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of June 30, 2015 and December 31, 2014, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses` since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax assets.

Note 8 – EARNINGS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the six months ended June 30, 2015 and 2014.

Page F-30 of F-31

CHINA BIO-ENERGY CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(79,591)	$(15,625)	$(470,878)	$(340,850)

Denominator:
Weighted average common shares outstanding	98,405,005	38,405,005	94,668,741	38,405,005
Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(79,591)	$(15,625)	$(470,878)	$(340,850)

Denominator:
Weighted average common shares outstanding	98,405,005	38,405,005	94,668,741	38,405,005
Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

Note 9 – SUBSEQUENT EVENTS

No significant event occurred from June 30, 2015 to the date these financial statements are filed with the Securities Exchange Commission that would have a material impact on the Company’s financial statements.

Note 10 – GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2015, the Company had accumulated deficits of $15,478,522 and working capital deficit of current liabilities exceeding current assets by $1,264,378 due to the substantial losses in operation in previous years/periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 11 – COMMITMENTS

On January 15, 2015, the Company entered into a lease agreement for office space in New York. The monthly rental expense is approximately $2,831. The contract expires on January 31, 2016. The Company made a rental deposit of $4,700. At June 30, 2015, the Company’s outstanding lease commitments for 2015 and 2016 were $20,573 and $2,939, respectively.

Page F-31 of F-31