Form 10-K/A
period 2014-12-31
Wave Sync Corp.
filed 2015-10-28
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 0-20532

WAVE SYNC CORP.

(Exact name of registrant as specified in its charter)

Delaware	74-2559866
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

40 Wall street, 28th Floor, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-646-512-5855

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

As of October 28, 2015, the registrant had 98,405,005 shares of common stock outstanding.

EXPLANATORY NOTE

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Wave Sync Corp. (formerly known as China Bio-Energy Corp.) and its subsidiaries unless the context indicates otherwise.

The sole purpose of this Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on August 31, 2015 (the “Original 10-K”), is to amend Part II Item 9 “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure”.

In accordance with applicable SEC rules, this Amendment includes new certifications required under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), dated as of the filing date of this Amendment.

Except for the item amended in this Amendment described above, we have not updated items in this Amendment to reflect events occurring after the Original 10-K date. Accordingly, this Amendment should be read in conjunction with the Company’s Original 10-K and the Company’s subsequent filings with the SEC.

PART I

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 20, 2011, the Board approved the dismissal of Malone Bailey, LLP (“Malone Bailey”) as the Company’s independent registered public accounting firm, effective as of June 21, 2011 (the “Dismissal Date”).

During the Company’s fiscal years ended December 31, 2009 and December 31, 2008, Malone Bailey’s audit reports on the Company’s financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 31, 2009 and December 31, 2008 and the subsequent period through the Dismissal Date: (i) there were no disagreements between the Company and Malone Bailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to Malone Bailey’s satisfaction, would have caused Malone Bailey to make reference in connection with Malone Bailey’s opinion to the subject matter of the disagreement; and (ii) there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K disclosing that, except as reported on the Company’s Current Report on Form 8-K, filed with the SEC on April 22, 2011, Malone Bailey notified the Company on March 30, 2011 that during Malone Bailey’s revenue and account receivables confirmation process, Malone Bailey discovered that Fujian Union Oil & Chemistry Ltd., allegedly one of the Company’s customers during the fiscal years of 2008, 2009 and 2010, did not conduct transactions with the Company as recorded in the Company’s books. The Company formed an independent committee and conducted a thorough investigation with respect to this matter. Based on such investigation, the committee concluded that the aforementioned transactions were entered into by the Company and a PRC resident who wrongfully presented himself as one of Union Oil’s authorized representatives and the Company recorded the related revenues as received from Union Oil based on those transactions.

Concurrently with the decision to dismiss Malone Bailey as the Company’s independent auditor, the Board appointed WWC, P.C., formerly known as Samuel H. Wong & Co., LLP, (“WWC”) as the Company’s independent registered public accounting firm as of June 22, 2011 (the “Engagement Date”).

During the years ended December 31, 2010 and December 31, 2009 and through the Engagement Date, neither the Company nor anyone acting on its behalf consulted WWC with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that WWC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
2.1	Share Exchange Agreement, dated November 12, 2010, by and among the Registrant, Ding Neng Holdings and Shareholders of Ding Neng Holdings (1)
2.2	Amendment to the Share Exchange Agreement, by and among the Registrant, Ding Neng Holdings and Shareholders of Ding Neng Holdings (2)
3.1	Certification of Incorporation of the Registrant (3)
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation, dated February 26, 2008 (4)
3.3	Certificate of Amendment to the Company's Certificate of Incorporation, dated January 31, 2011 (5)
3.4	Amended and Restated Bylaws of the Registrant (4)
10.1	Consulting Services Agreement, dated January 20,2011, between Ding Neng Bio-tech and the WFOE (5)
10.2	Operating Agreement, dated January 20,2011, by and among Ding Neng Bio-tech, its shareholders and the WFOE (5)
10.3	Voting Rights Proxy Agreement, dated January 20,2011, by and among Ding Neng Bio-tech, its shareholders and the WFOE (5)
10.4	Equity Pledge Agreement, dated January 20,2011, by and among Ding Neng Bio-tech, its shareholders and the WFOE (5)
10.5	Option Agreement, dated January 20,2011, by and among Ding Neng Bio-tech, its shareholders and the WFOE (5)
10.6	Unofficial Translation of Forest and Plants Transfer Agreement, by and between Tiantai County Manyuanchun Agriculture and Forestry Development Co., Ltd., and Fujian Zhangzhou Ding Neng Bio- Tech Co., Ltd., dated November 23, 2009(5)
10.8	Unofficial Translation of Employment Agreement between Ding Neng Bio-tech and Sanfu Huang dated June 1, 2010 (5)
10.9	Unofficial Translation of Settlement Agreement between Ding Neng Bio-Tech and Zhangzhou Fuhua Biomass Energy Technology Co., Ltd., dated July 14, 2015 (6)
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	CEO and CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document(6)
101.SCH	XBRL Taxonomy Schema Document(6)
101.CAL	XBRL Taxonomy Calculation Document(6)
101.DEF	XBRL Taxonomy Linkbase Document(6)
101.LAB	XBRL Taxonomy Label Linkbase Document(6)
101.PRE	XBRL Taxonomy Presentation Linkbase Document(6)

*	Filed herewith
(1)	Incorporated by reference to Annex A to the Registrant’s Schedule 14(c), filed on December 30, 2010.
(2)	Incorporated by reference to Annex B to the Registrant’s Schedule 14(c), filed on December 30, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on February 11, 2011.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2014 filed with the SEC on August 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2015	WAVE SYNC CORP.

	By:	/s/ Zuyue Xiang
Name: Zuyue Xiang
Title: Chief Executive Officer

Signature	Title	Date

/s/ Zuyue Xiang	Director, chief executive officer (principal executive officer)	October 28, 2015

/s/ Ming Yi	Director, chief financial officer (principal financial officer)	October 28, 2015

/s/ Mei Yang	Chairman of the Board	October 28, 2015

/s/ PokKam Li	Director	October 28, 2015

/s/ Hongxia Zhao	Director	October 28, 2015

/s/ Xiaoqiang Zuo	Director	October 28, 2015