Form 10-Q
period 2015-03-31
Wave Sync Corp.
filed 2015-10-28
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015, or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-34113

WAVE SYNC CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2559866
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

646-512-5855

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2015
Common stock, par value $0.001	98,405,005

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to Wave Sync Corp. (formerly known as “China Bio-Energy Corp.”), a Delaware corporation, and its subsidiaries, unless otherwise indicated or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

●	our ability to produce, market and generate sales of our products and services;

●	our ability to develop and/or introduce new products and services;

●	our projected future sales, profitability and other financial metrics;

●	our future financing plans;

●	our anticipated needs for working capital;

●	the anticipated trends in our industry;

●	our ability to expand our sales and marketing capability;

●	acquisitions of other companies or assets that we might undertake in the future;

●	competition existing today or that will likely arise in the future; and

●	other factors discussed elsewhere herein.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q.  Such statements are presented only as a guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report on Form 10-Q. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

Condensed Consolidated Financial Statements (unaudited)

March 31, 2015

(Stated in US Dollars)

1

Condensed Consolidated Financial Statements (unaudited)

WAVE SYNC CORP. (F/K/A CHINA BIO-ENERGY CORP.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents

Page(s)
Financial Statements

Condensed Consolidated Balance Sheets (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited)	4

Condensed Consolidated Statements of Cash Flows (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-12

WAVE SYNC CORP. (F/K/A CHINA BIO-ENERGY CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	336,778	200
Prepaid expenses	-	-
Prepaid taxes	-	-
Total Current Assets	336,778	200

Non-current Assets
Deposits	4,700	-
Total Non-Current Assets	4,700	-

Total Assets	341,478	200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Taxes and other payable	$1,376,565	$1,044,000
Wages payable	-	-
Accrued expenses	150,000	250,000
Total Current Liabilities	1,526,565	1,294,000

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 98,405,005 and 58,405,005 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.	98,405	58,405
Additional paid in capital	14,115,439	13,655,439
Accumulated deficit	(15,398,931)	(15,007,644)
Total Stockholders' Equity	(1,185,087)	(1,293,800)

Total Liabilities and Stockholders' Equity	$341,478	$200

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAVE SYNC CORP. (F/K/A CHINA BIO-ENERGY CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue	$-	$-

Operating expenses:
General and administrative expenses	391,287	325,225
Total operating expenses	391,287	325,225

Loss before income taxes	(391,287)	(325,225)

Provision for income tax	-	-

Net loss	$(391,287)	$(325,225)

Other comprehensive loss - foreign currency translation adjustment	-	-

Comprehensive loss	$(391,287)	$(325,225)

Net loss per share
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	98,405,005	58,405,005
Diluted	98,405,005	58,405,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAVE SYNC CORP. (F/K/A CHINA BIO-ENERGY CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(391,287)	$(325,225)
Adjustments to reconcile net loss to net cash provided by operating activities and Changes in operating assets and liabilities:
Increase in prepaid taxes
Increase in prepaid expense
Increase in deposit	(4,700)	-
Increase in wage payable	-	-
Increase in taxes payable	332,565	309,600
Increase in other payables	-	-
(Decrease)/increase in accrued expense	(100,000)	15,625
Net cash used in operating activities	(163,422)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	500,000	-
Net cash generated from financing activities	500,000	-

Net increase in cash and cash equivalents	336,578

Cash and cash equivalents, beginning balance	200	-
Cash and cash equivalents, ending balance	$336,778	$-

SUPPLEMENTAL DISCLOSURES:
Interest received	$-	$-
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAVE SYNC CORP. (F/K/A CHINA BIO-ENERGY CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – ORGANIZATION AND NATURE OF OPERATIONS

Wave Sync Corp. formerly known as China Bio-Energy Corp. (the “Company”), and prior to that known as China INSOnline Corp., was incorporated on December 23, 1988 as Lifequest Medical, Inc., a Delaware corporation.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the three months ended March 31, 30, 2015 and 2014, no stock-based compensation has been recognized.

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

As of March 31, 2015, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

P	Fair Value of Financial Instruments

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

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, loan receivables and short-term bank loans, the carrying amounts approximate fair value due to their relatively short maturities. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of March 31, 2015:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$336,778	$-	$-	$336,778
Total financial assets	$336,778	$-	$-	$336,778

As of December 31, 2014:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$200	$-	$-	$200
Total financial assets	$200	$-	$-	$200

Note 3 – STOCKHOLDERS’ EQUITY

(a)	Common stock

As of March 31, 2015 and December 31, 2014, the Company has 100,000,000 shares of common stock authorized, 58,405,005 and 98,405,005 shares issued and outstanding at par value of $0.001 per share.

For the three months ended March 31, 2014, the Company issued 40,000,000 shares to selected consultants at $0.001 per share.

Note 4 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”) and has operations in one tax jurisdiction, i.e. the PRC. The Company suffered substantially all of its net loss from its operations for the three months ended March 31, 2015 and 2014, and no income tax provision has recorded for the periods.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the three months ended March 31, 2015 and 2014, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 5 – STATUTORY RESERVES

The Company’s subsidiaries and VIE in the PRC are required to make appropriations to certain non-distributable reserve funds. In accordance with the laws and regulations applicable to China’s foreign investment enterprises and with China’s Company Laws, an enterprise’s income, after the payment of the PRC income taxes, must be allocated to the statutory surplus reserves. The proportion of allocation for reserves is 10 percent of the profit after tax to the surplus reserve fund, and the cumulative amount shall not exceed 50 percent of registered capital.

Use of the statutory reserve fund is restricted to set offs against losses, expansion of production and operation or increase in the registered capital of a company. Use of the statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation.

Note 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended March 31,
	2015	2014

Basic earnings per share:
Numerator:
Net loss used in computing basic earnings per share	$(82,500)	$(406,641)

Denominator:
Weighted average common shares outstanding	98,405,005	58,405,005
Basic earnings per share	$(0.00)	$(0.0)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted earnings per share	$(82,500)	$(406,641)

Denominator:
Weighted average common shares outstanding	98,405,005	58,405,005
Diluted earnings per share	$(0.00)	$(0.00)

Note 7 – OTHER COMPREHENSIVE INCOME

Balance of related after-tax components comprising accumulated other comprehensive income included in stockholders’ equity as of March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014

Accumulated other comprehensive loss, beginning of period	$(20)	$(20)
Change in cumulative translation adjustment	-	-
Accumulated other comprehensive income, end of period	$(20)	$(20)

Note 8 – SUBSEQUENT EVENT

On June 4, 2015, the Company sued Fujian Zhangzhou Ding Neng Bio-technology Co., Ltd. due to violation of variable interest entity by Fujian Zhangzhou Ding Neng Bio-technology Company Limited. The PRC court has issued the order to cancel the variable interest entity agreement. All liabilities and assets in Fujian Zhangzhou Ding Neng Bio-technology Co., Ltd. will be cancelled in the consolidated report of Wave Sync Corp. (f/k/a China Bio-Energy Corp.).

Note 9 – GOING CONCERN

The Company has incurred loss for the period. At the end of the reporting period, the current liabilities of the Company exceeded its current assets and the Company sustained substantial capital deficiency. These conditions indicate the existence of a material uncertainty that may cast significant doubt about the Company’s ability to continue as a going concern. In preparing these financial statements, the management has given careful consideration to the current and future liquidity of the Company. Accordingly, the management is satisfied that it is appropriate to prepare these financial statements on a going concern basis.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

At March 31, 2015, we had current assets of 336,778, current liabilities of 1,526,565, and a working capital deficiency of 1,189,787.  We have no credit facilities.

Results of Operations

Three months ended March 31, 2015 and 2014

Revenues for the 3 months ended March 31, 2015 were 0, a decrease of $0, or 0%, as compared to the 3 months ended March 31, 2014.  Gross loss for the quarterly period ended March 31, 2015 was $391,287, an increase of $66,062, or 20%, as compared to the quarterly period ended March 31, 2014.  The increase in gross loss reflected increased general and administrative expenses in the quarterly period ended March 31, 2015.

Operating expenses for the 3 months ended March 31, 2015 increased by $66,062, or 20%, from $325,225 in the 3 months ended March 31, 2014 to approximately $391,287 in the 3 months ended March 31, 2015.  Our principal operating expense for the quarterly period ended March 31, 2015 and the quarterly period ended March 31, 2014 was administrative expenses.

As a result of the foregoing, we had a net loss of approximately $391,287, or $0 per share (basic and diluted) for the 3 months ended March 31, 2015 as compared to net loss of approximately $325,225, or $0 per share (basic and diluted), for the 3 months ended March 31, 2014.

Going Concern

As of March 31, 2015, the Company had accumulated deficits of $15,398,931 and working capital deficit of current liabilities exceeding current assets by $1,189,787 due to the substantial losses in operation in previous years/periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of March 31, 2015, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There have been no material changes for the risk factors disclosed in the “Risk Factors” section of our current report on Company’s Form 8-K filed on October 20, 2015, which updated the risk factors previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on August 31, 2015.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this Quarterly Report, the Company issued 40,000,000 restricted shares of common stock to Mei Yang, the CEO of the Company from January to October 2015, as employee shares. We have issued the above securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. No underwriting discounts or commissions were paid with respect to any of the transactions.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE SYNC CORP.

October 28, 2015	By:	/s/ Zuyue Xiang
Zuyue Xiang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Finance and Accounting Officer)

