Form 10-Q
period 2015-06-30
Wave Sync Corp.
filed 2015-10-28
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015, or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to _____________

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

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to Wave Sync Corp. (formerly known as “China Bio-Energy Corp.”, which was amended effective as of September 3, 2015), a Delaware corporation, and its subsidiaries, unless otherwise indicated or the context otherwise requires.

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

ITEM 1.  FINANCIAL STATEMENTS

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

Unaudited Financial Statements

As of June 30, 2015 and December 31, 2014

(Stated in US Dollars)

1

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

INDEX TO FINANCIAL STATEMENTS

Contents

Page(s)

Condensed Balance Sheets	3

Condensed Statements of Operations and Comprehensive Loss	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6 – 16

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

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

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	79,591	15,625	470,878	340,850
Total operating expenses	79,591	15,625	470,878	340,850

Loss before income taxes	(79,591)	(15,625)	(470,878)	(340,850)

Provision for income tax	-	-	-	-

Net loss	$(79,591)	$(15,625)	(470,878)	(340,850)

Other comprehensive loss - foreign currency translation adjustment	-	-	-	-

Comprehensive loss	$(79,591)	$(15,625)	(470,878)	(340,850)

Net loss per share
Basic	$(0.00)	$(0.00)	(0.00)	(0.01)
Diluted	$(0.00)	$(0.00)	(0.00)	(0.01)

Weighted average number of common shares outstanding
Basic	98,405,005	38,405,005	94,668,741	38,405,005
Diluted	98,405,005	38,405,005	94,668,741	38,405,005

The accompanying notes are an integral part of these financial statements

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

CONDENSED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Stated in US Dollars)

(Unaudited)

	Six Months Ended June 30,
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

Note 1 – THE COMPANY AND PRINCIPAL BUSINESS ACTIVITIES

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of June 30, 2015:	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$264,851	$-	$-	$264,851
Total financial assets	$264,851	$-	$-	$264,851

As of December 31, 2014:	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$200	$-	$-	$200
Total financial assets	$200	$-	$-	$200

Note 3 – ACCRUED EXPENSES

Accrued expenses consisted of the followings as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Audit Fee	$100,000	$150,000
Legal Fee	50,000	100,000
	$150,000	$250,000

Note 4 – TAXES AND OTHER PAYABLES

Taxes and other payables consisted of the followings as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Franchise Tax	$900,000	$720,000
Interest and Penalties	476,565	324,000
	$1,376,565	$1,044,000

Note 5 – GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative Expenses consisted of the followings for the six months period ended June 30, 2015 and 2014.

	For the six months period ended June 30,
	2015	2014
Audit Fee	$-	$18,750
Bank charges	55	-
Consulting Fee	40,000	-
Franchise Tax	180,000	180,000
Insurance	1,186	-
Interest and Penalties	154,608	129,600
Legal Fee	-	12,500
Office expense	556	-
Other expense	2,027	-
Professional fee	4,050	-
Rental expense	22,747	-
Salaries and wages	62,977	-
Stock transfer fee	2,672	-
	$470,878	$340,850

Note 6 – STOCKHOLDERS’ EQUITY

(a)	Common stock

As of June 30, 2015 and December 31, 2014, the Company has 100,000,000 shares of common stock authorized, 98,405,005 and 58,405,005 shares issued and outstanding at par value of $0.001 per share.

For the six months ended June 30, 2015, the Company issued 40,000,000 shares to an selected consultant at $0.0125 per share.

Note 7 – INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any net income from its operations for the six months ended June 30, 2015 and 2014.

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

Liquidity and Capital Resources

At June 30, 2015, we had current assets of 281,906, current liabilities of 1,551,284, and a working capital deficiency of 1,269,378.  We have no credit facilities.

Results of Operations

Three and Six months ended June 30, 2015 and 2014

Revenues for the three months ended June 30, 2015 and June 30, 2014 were 0. Revenues for the six months ended June 30, 2015 and six months ended June 30, 2014 were 0. Gross loss for the three months ended June 30, 2015 was 79,591, an increase of $63,966 or 400.9%, as compared to three months ended June 30, 2014. The increased loss was due to more general and administrative expenses. Gross loss for the six months ended June 30, 2015 was approximately $470,000, an increase of approximately $130,000, or 38% operating expenses for the six months ended June 30, as compared to six months ended June 30, 2014. The increase in gross loss reflected increased general and administrative expenses. Operating expenses for the three months ended June 30, 2015 increased 79,591, or 400.9%, as compared to the three months ended June 30, 2014. Operating expenses for the six months ended June 30, 2015 increased by approximately $130,000, or 38%. Operating expenses for the six months ended June 30, 2015 and 2014 were approximately $470,000 and $340,000. Our principal operating expense for the three and six months ended June 30, 2015 was administrative expenses. As a result of the foregoing, we sustained a net loss of $79,591 or $0.00 per share (basic and diluted), for the three months ended June 30, 2015 and a net loss of $470,878, or $0.00 per share (basic and diluted), for the six months ended June 30, 2015, as compared to net loss of $15,625, or $0.00 per share (basic and diluted), and $340,850, or $0.00 per share (basic and diluted), for the three and six months ended June 30, 2014, respectively.

Going Concern

As of June 30, 2015, the Company had accumulated deficits of $15,398,931 and working capital deficit of current liabilities exceeding current assets by $1,269,378 due to the substantial losses in operation in previous years/periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of June 30, 2015, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

We have not made any issuance of unregistered securities in the period covered by this Form 10-Q.

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

