Form 10-Q
period 2015-09-30
Wave Sync Corp.
filed 2015-11-19
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015, or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2015
Common stock, par value $0.001	98,405,005

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to Wave Sync Corp., a Delaware corporation, and its subsidiaries, unless otherwise indicated or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements.  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

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

Unaudited Financial Statements

As of September 30, 2015 and December 31, 2014

(Stated in US Dollars)

1

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

INDEX TO FINANCIAL STATEMENTS

Contents

Page(s)

Report of Independent Accountant	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations and Comprehensive Loss	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7– 19

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Wave Sync Corp.

We have reviewed the accompanying interim consolidated balance sheets of Wave Sync Corp. (f/k/a China Bio-Energy Corp.) (the “Company”) as of September 30, 2015 and December 31, 2014, and the related statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2015 and 2014, and the statements of cash flows for the nine month periods ended September 30, 2015 and 2014. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company had incurred substantial losses in previous years, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 12. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	WWC, P.C.
November 19, 2015	Certified Public Accountants

WAVE SYNC CORP. (f/k/a China Bio-Energy Corp.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Stated in US Dollars)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$119,236	$71,405
Other receivables	323,830	325,812
Related party receivables	1,573,861	1,630,352
Prepaid expenses	2,950	-
Prepaid taxes	15,348	-
Total Current Assets	2,035,225	2,027,569

Non-current Assets
Property, plant and equipment, net	21,764	29,146
Intangible asset, net	1,354	-
Deposits	4,700	-
Total Non-Current Assets	27,818	29,146

Total Assets	$2,063,043	$2,056,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	233,761	315,746
Taxes payable	1,226,319	722,023
Other payables	183,708	324,000
Related party payables	644,658	332,697
Accrued expenses	26,667	250,000
Capital lease – current portion	8,794	8,987
Convertible promissory note – due to shareholders	1,286,638	1,286,638
Total Current Liabilities	3,610,545	3,240,091

Non-current Liabilities
Capital lease	19,700	20,159
	3,630,245	3,260,250

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 98,405,005 and 58,405,005 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.	98,405	58,405
Additional paid in capital	14,457,865	13,997,865
Accumulated deficit	(16,078,968)	(15,259,612)
Total Stockholders' Equity	(44,504)	(193)

Total Liabilities and Stockholders' Equity	$2,063,043	$2,056,715

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP. (f/k/a China Bio-Energy Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Revenue	$-	$-	$160,746	$247,075
Cost of revenue	-	38,985	579	40,579
Gross profit	-	38,985	160,167	206,496

Operating expenses:
General and administrative expenses	260,405	-	978,867	1,133,588
Total operating expenses	260,405	-	978,867	(927,092)

Other income (expenses)
Interest expense	(1,719)	-	(1,719)	-
Interest income	95	-	121	164
Other income	941	-	941	200
Total other income/(expenses)	(683)	-	(657)	364

Loss before income taxes	(261,088)	(38,985)	(819,357)	(926,728)

Income tax	-	-	-	9,533

Net loss	$(261,088)	$(38,985)	$(819,357)	$(936,261)

Other comprehensive loss
foreign currency translation adjustment	35,925	327,563	44,502	193

Comprehensive loss	$(225,163)	$288,578	$(774,855)	$(936,068)

Net loss per share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted average number of common shares outstanding
Basic	98,405,005	38,405,005	94,668,741	38,405,005
Diluted	98,405,005	38,405,005	94,668,741	38,405,005

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP. (f/k/a China Bio-Energy Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(819,357)	$(936,261)
Depreciation	7,187	-
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	-	-
(Increase)/decrease in other receivable	1,982	(325,431)
(Increase)/decrease in related party receivable	56,491	(1,628,443)
(Increase)/decrease in prepaid expenses	(18,298)	-
Increase/(decrease) in accounts payable	(81,986)	325,139
Increase/(decrease) in accrued liabilities	(223,984)	62,500
Increase/(decrease) in other payable	(140,291)	-
Increase/(decrease) in related party advances	311,962	47,716
Increase/(decrease) in taxes payable	504,296	319,975
Net cash used in operating activities	(401,998)	(2,134,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investments	-	(1,290)
Purchase intangible asset	(1,354)	-
Increase in deposits	(4,700)	-
Net cash generated from investing activities	(5,860)	(1,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in capital	500,000	2,228,444
Net cash generated from financing activities	500,000	2,228,444

Net increase in cash and cash equivalents	92,144	92,349

Effect of foreign currency translation on cash and cash equivalents	(44,311)	(115)

Cash and cash equivalents, beginning balance	71,405	-
Cash and cash equivalents, ending balance	$119,236	$92,234

SUPPLEMENTAL DISCLOSURES:
Interest received	$121	$164
Interest paid	$1,719	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

1.	THE COMPANY AND PRINCIPAL BUSINESS ACTIVITIES

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

On November 12, 2010, the Company entered into a share exchange agreement with Ding Neng Holdings Ltd, an investment holdings company incorporated in the British Virgin Islands (“Ding Neng Holdings”); the share exchange agreement was amended on December 6, 2010, whereby the Company, under the share exchange agreement and its related amendment, would have contemplated acquiring 100% of Ding Neng Holdings in exchange for the issuance of 26,162,505 shares of the Company’s common stock, par value $0.001. Under the share exchange agreement, the Company would have contemplated owning and operating Ding Neng Holdings and Ding Neng Holdings’ directly, and indirectly held subsidiaries: Ding Neng Bio-technology Co., Ltd. (“Ding Neng HK”), Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WOFE”), and Ding Neng Bio-tech. Ding Neng HK was incorporated under the laws of Hong Kong on September 10, 2010. Ding Neng HK did not have any operations. Ding Neng HK has been delinquent with its annual regulatory filings in Hong Kong, and should be considered dormant and defunct. Ding Neng HK was wholly-owned by Ding Neng Holdings. Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WFOE”) was incorporated as a wholly-foreign owned entity under the laws of the People’s Republic of China (“PRC”), on November 2, 2010. WFOE was wholly-owned by Ding Neng HK. Ding Neng Bio-tech was incorporated under the laws of the PRC on December 8, 2006. It was located in Zhangzhou city Fujian Province of PRC. Ding Neng Bio-tech was engaged in the production, refinement and distribution of bio-diesel fuel in Southern China. Ding Neng Bio-tech operated a biodiesel manufacturing facility in Zhangzhou city. On October 28, 2010, WFOE and Ding Neng Bio-tech entered into a set of variable interest entity agreements that included: (1) a Consulting Service Agreement with Ding Neng Bio-tech, which entitled WFOE to receive substantially all of the economic benefits of Ding Neng Bio-tech in consideration for services provided by WFOE to Ding Neng Bio-tech, (2) an Option Agreement with Xinfeng Nie, Sanfu Huang, and Shunlong Hu (the shareholders of Ding Neng Bio-tech) allowing the WFOE to acquire all the shares of Ding Neng Bio-tech as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WFOE with the all voting rights of the Ding Neng Bio-tech shareholders, and (4) an Equity Pledge Agreement that pledges the shares in Ding Neng Bio-tech to WFOE (VIE Agreements). These VIE Agreements granted effective control of Ding Neng Bio-tech to WFOE. On June 4, 2015, WFOE filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain executed VIE Agreements entered into by WFOE and Ding Neng Bio-Tech on October 28, 2010, had been frustrated, and that these VIE Agreements should be terminated. WFOE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WFOE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stocks. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WFOE and Ding Neng Bio-Tech entered into binding settlement, among other things, (i) to terminate the VIE Agreements, and (ii) that the litigation fee in the amount of RMB10,000 (approximately $1,610.5) would be borne by Ding Neng Bio-Tech. Ding Neng Holdings is delinquent with its regulatory filings and annual fees to the British Virgin Islands; accordingly, the Ding Neng Holdings should be considered dormant and defunct.

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

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

Share Purchase Agreement

On October 19, 2015, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with EGOOS Mobile Technology Company Limited, a British Virgin Islands holding company (“EGOOS BVI”), which owns 100% of EGOOS Mobile Technology Company Limited, a Hong Kong company (“EGOOS HK”), which owns 100% of Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”), a foreign investment enterprise organized under the laws of the PRC, and which has, through various contractual agreements known as variable interest entity (“VIE”) agreements. These VIE agreements provide the WOFE management control and the rights to the profits of Guangzhou Yuzhi Information Technology Co., Ltd., a corporation organized under the laws of the PRC as a variable interest entity (“GZYZ”), which owns 100% of Shenzhen Qianhai Exce-card Technology Co., Ltd., a Chinese corporation (“SQEC”), which owns 100% of Guangzhou Rongsheng Information Technology Co., Ltd., a Chinese corporation (“GZRS”) and the sole shareholder of EGOOS BVI. The VIE agreements include: (1) an Exclusive Service Agreement between WOFE and GZYZ, which entitles WOFE to receive substantially all of the economic benefits of GZYZ in consideration for services provided by WOFE to GZYZ, (2) a Call Option Agreement with the shareholders of GZYZ, Yang Wenbin and Li Ping, allowing the WOFE to acquire all the shares of GZYZ as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WOFE with the all voting rights of the GZYZ’s shareholders, and (4) an Equity Pledge Agreement that pledges the shares in GZYZ to WOFE.

SQEC was incorporated on November 11, 2013. The Company is in the business of design, development, and proliferation of next generation debit and credit cards for financial institutions employing innovative secured encryption technology transmitted via audio wave technology; the Company intends to work with China Union Pay and China Construction Bank under a potential pilot program to develop and market to end user bank customers and business operators to adopt these next generation of cards by developing point of sale and commercial interfaces via software and other solutions to generate demand for these cards as a value-added alternative to current generation debit and credit cards.

On January 28, 2015, ownership of SQEC’s was transferred from Bao, Shanshan to Xiang, Zuyue for a consideration of approximately $1,629,062 (RMB 10,000,000). Simultaneously, Xiang, Zuyue transferred 40% of ownership to Li, Na for a consideration of $651,625 (RMB 4,000,000). On July 24, 2015, SQEC entire ownership was collectively transferred from Xiang, Zuyue and Li, Na to Guangzhou Yuzhi Information Technology Co. Ltd. (“GZYZ”) for a consideration of approximately $1,629,062 (RMB 10,000,000).

On March 16, 2015, the GZRS was incorporated as a wholly-owned subsidiary of SQEC. GZRS has an authorized capital of RMB 1,000,000. As of the date of this report, GZRS has not been capitalized.

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

Pursuant to the Share Purchase Agreement the Company issued a convertible note to EGOOS BVI’s sole shareholder for 100% equity interest in EGOOS BVI. The note is convertible into 15,000,000 shares of the Company’s common stock contingent on the following conditions: (i) the Company has effectuated a reverse split of all of the issued and outstanding Common Stock as of the date of the issuance of the note (the “Reverse Split”) and (ii) the average closing price of the common stock for 3 business days within any period of 10 consecutive business days exceeds $1.00 per share (the “Conversion Conditions”). Upon conversion of the note, the existing shareholders of the Registrant will own an aggregate of 24.7% of the post-acquisition entity. The note was issued at Par, it is unsecured, interest free, and is due on the second anniversary of the issuance date of the note. In accounting for the note, the Company has assumed that the note does not carry any discount from face that requires accretion as interest expense to its results of operations, including any potential beneficial conversion features.

The condensed consolidated financial statements were prepared assuming that the Company has controlled EGOOS BVI and its intermediary holding companies, operating subsidiaries, and variable interest entities: EGOOS HK, WOFE, GZYZ, SQEC, and GZRS from the first period presented. The transactions detailed above have been accounted for as reverse takeover transactions and a recapitalization of the Company; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and EGOOS BVI (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded. As a result of this transaction, the Company is deemed to be a continuation of the business of EGOOS BVI and SQEC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Method of Accounting

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements.

B.	Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

C.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

As of September 30, 2015, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
EGOOS Mobile Technology Company Limited ("EGOOS BVI")	BVI	100%	$1
EGOOS Mobile Technology Company Limited ("EGOOS HK")	Hong Kong	100%	1,290
Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”)	P.R.C. (WOFE)	100%
Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”)	P.R.C.	100%	157,386
Shenzhen Qianhai Exce-card Technology Co., Ltd. (“SQEC”)	P.R.C.	100%	157,386
Guangzhou Rongsheng Information Technology Co., Ltd. (“GZRS”)	P.R.C.	100%	1,573,861

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

D.	Use of estimates

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

E.	Contingencies

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

F.	Cash and cash equivalents

The Company classifies the following instruments as cash and cash equivalents: cash on hand, unrestricted bank deposits, and all highly liquid investments purchased with original maturities of three months or less.

G.	Accounts receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

H.	Other receivables

Other receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

I.	Property, plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with a salvage value of 10%. Estimated useful lives of the plant and equipment are as follows:

Computer equipment	3 years
Office furniture	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

J.	Accounting for the Impairment of Long-lived assets

The long-lived assets held by the Company are reviewed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10-35, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Impairment is present if carrying amount of an asset is less than its undiscounted cash flows to be generated.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.The Company believes no impairment has occurred to its assets during 2015.

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

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

L.	Stock-based compensation

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

For the nine months ended September 30, 2015 and 2014, no stock-based compensation has been recognized.

M.	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB) and Hong Kong dollar (HKD). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange Rates	9/30/2015	12/31/2014	9/30/2014
Period/Year-end RMB : US$ exchange rate	6.3538	6.1385	6.1534
Average period/annual RMB : US$ exchange rate	6.1606	6.1432	6.1457

Period/Year-end HKD : US$ exchange rate	7.74990	7.75560	7.76490
Average period/annual HKD : US$ exchange rate	7.75270	7.75440	7.75400

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

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

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

S.	Recent accounting pronouncements

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

In September 2015, the FASB issued ASU 2015-16, the guidance eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The Company is currently evaluating the impact the pronouncement will have on the Company’s consolidated financial statements.

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

As of September 30, 2015, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

T.	Unaudited Interim Financial Information

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

U.	Fair Value of Financial Instruments

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of September 30, 2015:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$119,236	$-	$-	$119,236
Total financial assets	$119,236	$-	$-	$119,236

As of December 31, 2014:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$71,405	$-	$-	$71,405
Total financial assets	$71,405	$-	$-	$71,405

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

3.	OTHER RECEIVABLES

Other receivables consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
Project guarantee fee	$314,772	$325,812
Advance to employees	9,058	-
	323,830	325,812

Advances to employees for job/travel disbursements consisted of advances to employees for transportation, meals, client entertainment

4.	RELATED PARTY RECEIVABLES

Related party receivable consisted of the following:

	9/30/2015	12/31/2014
Xiang, Zuyue, director of SQEC	$1,573,861	$1,630,352
	1,573,861	1,630,352

The amounts are unsecured, interest-free and due on demand.

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

Related party payable consisted of the following:

	9/30/2015	12/31/2014
Beijing Xinyu Shangfang Technology Co., Ltd.	$481,349	$330,268
Bao, Shanshan, former director of GZYZ	-	1,140
Lim, Jehn Ming, shareholder of EGOOS BVI	-	1,289
Wang, Yue, director of EGOOS HK	163,219	-
	644,658	332,697

The amounts are unsecured, interest-free and due on demand.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
At Cost:
Office equipment	17,608	17,405
Office furniture	11,343	11,741
	$28,951	$29,146

Less: Accumulated depreciation	(7,187)	-

	$21,764	$29,146

Depreciation expense for the nine month periods ended September 30, 2015 and 2014 was $7,187 and $0, respectively. Depreciation expense for the three month periods ended September 30, 2015 and 2014 was $2,396 and $0, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
Interest	1,667	-
Audit fee	-	150,000
Legal Fee	25,000	100,000
	$26,667	$250,000

7.	TAXES AND OTHER PAYABLES

Taxes and other payables consisted of the followings as of September 30, 2015 and December 31, 2014:

	9/30/2015	12/31/2014
Franchise tax	$1,224,000	$720,000
Individual Income tax	2,319	2,023
	$1,226,319	$722,023

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

8.	STOCKHOLDERS’ EQUITY

(a.)	Common stock

As of September 30, 2015 and December 31, 2014, the Company has 100,000,000 shares of common stock authorized, 98,405,005 and 58,405,005 shares issued and outstanding at par value of $0.001 per share.

For the nine months ended September 30, 2015, the Company issued 40,000,000 shares to a selected consultant at $0.0125 per share.

9.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any net income from its operations for the nine months ended September 30, 2015 and 2014

The provision for income taxes consists of the following:

For the nine months ended September 30,
Current:	2015	2014
USA	$-	$-

Deferred:
USA	-	-
Provision for income taxes	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the nine months ended September 30,
	2015	2014
Income tax at USA statutory rate of 34%	$-	$-
Others	-	9,533
Provision for income taxes	-	9,533

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the nine months ended September 30, 2015 and 2014, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of September 30, 2015 and December 31, 2014, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses` since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax assets.

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

10.	EARNINGS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the nine months ended September 30, 2015 and 2014.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(261,088)	$(38,985)	$(819,357)	$(936,261)

Denominator:
Weighted average common shares outstanding	98,405,005	38,405,005	94,668,741	38,405,005
Basic loss per share	$(0.00)	$(0.00)	$0.01	$0.02

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(261,088)	$(38,985)	$(819,357)	$(936,261)

Denominator:
Weighted average common shares outstanding	98,405,005	38,405,005	94,668,741	38,405,005
Diluted loss per share	$(0.00)	$(0.00)	$0.01	$0.02

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

11.	SUBSEQUENT EVENTS

On October 19, 2015, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with EGOOS Mobile Technology Company Limited, a British Virgin Islands holding company (“EGOOS BVI”), which owns 100% of EGOOS Mobile Technology Company Limited, a Hong Kong company (“EGOOS HK”), which owns 100% of Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”), a foreign investment enterprise organized under the laws of the PRC, and which has, through various contractual agreements known as variable interest entity (“VIE”) agreements. These VIE agreements provide the WOFE management control and the rights to the profits of Guangzhou Yuzhi Information Technology Co., Ltd., a corporation organized under the laws of the PRC as a variable interest entity (“GZYZ”), which owns 100% of Shenzhen Qianhai Exce-card Technology Co., Ltd., a Chinese corporation (“SQEC”), which owns 100% of Guangzhou Rongsheng Information Technology Co., Ltd., a Chinese corporation (“GZRS”) and the sole shareholder of EGOOS BVI. The VIE agreements include: (1) an Exclusive Service Agreement between WOFE and GZYZ, which entitles WOFE to receive substantially all of the economic benefits of GZYZ in consideration for services provided by WOFE to GZYZ, (2) a Call Option Agreement with the shareholders of GZYZ, Yang Wenbin and Li Ping, allowing the WOFE to acquire all the shares of GZYZ as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WOFE with the all voting rights of the GZYZ’s shareholders, and (4) an Equity Pledge Agreement that pledges the shares in GZYZ to WOFE.

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 AND

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Stated in US Dollars)

12.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2015, the Company had accumulated deficits of $16,078,968 and working capital deficit of current liabilities exceeding current assets by $1,575,320 due to the substantial losses in operation in previous periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

13.	COMMITMENTS

(a.)	On January 15, 2015, the Company entered into a lease agreement for office space in New York. The monthly rental expense is approximately $2,831. The contract expires on January 31, 2016. The Company made a rental deposit of $4,700.

(b.)	On April 29, 2015, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on May 1, 2015 for a two-year lease term. The monthly rental expense is approximately $2,833 (RMB 18,000).

As of September 30, 2015, the outstanding lease commitments were:

Year 1	$38,711
Year 2	22,976
$61,688

14.	CAPITAL LEASE

The Company leases certain computer equipment and furnishing under lease classified as capital lease. During the period ended September 30, 2015, the Company entered into the following capital lease:

On December 31, 2014, the Company entered into a capital lease agreement in the amount of RMB 181,050, which was approximately $ 28,494, with a related party leasing the following: eighteen computers, two mobile phones, one printer, and office furniture with an interest rate of 7.8% for a period of 36 months with an expiration date of December 31, 2017 where the title of the leased assets will be transferred to the Company at date of expiration of the lease.

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2015:

Year 1	$10,503
Year 2	10,462
Year 3	10,418
Total minimum lease payments	31,384
Less: Amount representing interest	(2,890)
Present value of net minimum lease payments	$28,494

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $8,794 and $19,700, respectively.

As of September 30, 2015, the present value of minimum lease payments due within one year is $8,794.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition since the Company’s inception should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this quarterly report . All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “possible,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, adverse results of lawsuits against us and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate and speak only as of the date hereof. Management undertakes no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This cautionary statement is applicable to all forward-looking statements contained in this report.

Overview of Business

The Company is a development stage in the business of design, development, and proliferation of next generation debit and credit cards for financial company institutions employing innovative secured encryption technology transmitted via audio wave technology; the Company intends to work with China Union Pay and China Construction Bank under a potential pilot program to develop and market to the to end using bank customers and business operators to adopt these next generation of cards by developing point of sale and commercial interfaces via software and other solutions to generate demand for these cards as a value-added alternative to the current generation debit and credit cards.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Results of Operations

We are a development stage company and have generated minimal revenues from operations since our inception on November 11, 2013 to September 30, 2015.  As of September 30, 2015, we had total assets of $2,063,043 and total liabilities of $3,630,245. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are in the process of developing our products and services. Consequently, we generated minimal revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2015.

Revenue

Revenues for the three months ended September 30, 2015 were 0, due to the waiting period for security test on the card. We did not generate revenue in this quarter. We commenced to generate revenues during May 2015 from our audio banking card operations (including software and hardware).  We earned revenues of $160,746 for the nine months ended September 30, 2015.

Expenses

During the three month period ended September 30, 2015, we incurred general and administrative expenses and professional fees of $260,405. During the nine month ended September 30, 2015, we incurred general and administrative expenses and professional fees of $978,867. General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing. As of the date of this report, we do not have any current arrangements or understandings for the sale of debt or equity securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to our company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on our company's present or future consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Subsequent Events

On October 19, 2015, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with EGOOS BVI, and its sole shareholder. The Share Purchase Agreement provides for an acquisition transaction (the “Acquisition”) in which the Company, through the issuance of a convertible note to EGOOS BVI’s sole shareholder, acquired 100% of EGOOS BVI. Such note is convertible into 15,000,000 shares of the Company’s common stock, on a post Reverse Split (as defined below) basis, at noteholder’s election, at any time after 30 days following issuance of such note but prior to two year anniversary of the date of such note, provided that the Company has effectuated a reverse split of all of the issued and outstanding common stock as of the date of the issuance of the note (the “Reverse Split”). Upon conversion of the note, the existing shareholders of the Company will own an aggregate of 24.7% of the post-acquisition entity.

The closing of the Acquisition (the “Closing”) took place on October 19, 2015 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the outstanding equity securities of EGOOS BVI from the sole shareholder of EGOOS BVI; and the shareholder of EGOOS BVI transferred and contributed all of his issued and outstanding shares of EGOOS BVI to the Company. In exchange, the Company issued to the sole shareholder of EGOOS BVI a convertible note, which may be converted into an aggregate of 15,000,000 Post-Split Common Shares of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2015, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of September 30, 2015, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not made any issuance of unregistered securities in the period covered by this Quarterly Report on Form 10-Q.

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

WAVE SYNC CORP.

November 19, 2015	By:	/s/ Zuyue Xiang
Zuyue Xiang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Finance and Accounting Officer)

