Form 10-K
period 2015-12-31
Wave Sync Corp.
filed 2016-04-13
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 001-34113

WAVE SYNC CORP.

(Exact name of registrant as specified in its charter)

Delaware	74-2559866
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

40 Wall street, 28th Floor, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 646-512-5855

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter approximately $35 million as of June 30, 2015.

As of April 13, 2016, the registrant has 19,920,876 shares of common stock outstanding.

EXPLANATORY NOTE

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Wave Sync Corp. (formerly known as China Bio-Energy Corp.) and all of its subsidiaries unless the context indicates otherwise.

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

PART I

Item 1. Business

History of the Company

Wave Sync Corp. (the “Company”), formerly known as China Bio-Energy Corp., formerly known as China INSOnline Corp., was initially incorporated on December 23, 1988 as Lifequest Medical, Inc. (“DEXT”) as a Delaware corporation. On December 6, 2010, the Company entered into an Amendment (the “Amendment”) to a certain share exchange agreement dated November 12, 2010 with Ding Neng Holdings, a British Virgin Islands company (“Ding Neng Holdings”). This share exchange agreement and the Amendment provides for an acquisition transaction in which the Company, through the issuance of 25,875,000 shares of its common stock, par value $0.001, representing 90% of the issued and outstanding common stock immediately following the closing of this acquisition, acquired 100% of Ding Neng Holdings.

The closing of this acquisition took place on February 10, 2011, on which date, pursuant to the terms of the share exchange agreement as amended, the Company shall acquire all of the outstanding equity securities of Ding Neng Holdings from the shareholders of Ding Neng Holdings; and the shareholders of Ding Neng Holdings shall transfer and contribute all of their issued and outstanding shares of Ding Neng Holdings to the Company. Accordingly, the Company, via Ding Neng Holdings, held 100% of Ding Neng Bio-technology Co., Limited, a Hong Kong Company, which held 100% of Zhangzhou Fuhua Biomass Energy Technology Co., Ltd., a wholly-foreign owned enterprise in China (“Fuhua Biomass”), which, via a series of variable interest entity (or VIE) arrangements, controlled the operating company Fujian Zhangzhou Ding Neng Bio-technology Co., Ltd. (“Ding Neng Bio-tech”). In connection of this share exchange, the Company changed its fiscal year end from June 30 to December 31.

In or about early October 2011, Mr. Nie Xinfeng, the Company’s former chairman of the Board of Directors, took possession, among other things, the company seal, financial seal, and original books and records of Ding Neng Bio-tech. Since then, the Company was prevented from obtaining and did not have access to the financial information of Ding Neng Bio-tech.

It is within the Company’s knowledge that from late 2011 to 2014, due to change in law, unfavorable market conditions, and lack of effective management, the business of Ding Neng Bio-tech deteriorated significantly and eventually defaulted on various loan obligations. The Company also believes that Ding Neng Bio-tech guaranteed some of Mr. Nie’s personal debts. From 2011 to 2014, multiple legal proceedings were brought against Ding Neng Bio-tech by creditors, service vendors and former employees of the Company and against Mr. Nie by his creditors. As a result, substantially all of Ding Neng Bio-tech’s assets were seized or disposed of by Ding Neng Bio-tech’s or Mr. Nie’s creditors. Eventually, Ding Neng Bio-tech completely ceased its operations.

On June 4, 2015, Fuhua Biomass filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain Consulting Service Agreement, Operating Agreement, Pledge and Security Agreement, Option Agreement, and Voting Rights Proxy Agreement (the “VIE Agreements”) entered into by Fuhua Biomass and Ding Neng Bio-tech on October 28, 2010 had been frustrated, and that these VIE Agreements should be terminated. Fuhua Biomass alleged that Ding Neng Bio-tech did not make any payment of service fees to Fuhua Biomass, and that Ding Neng Bio-tech failed to perfect the security interest in the pledged stock. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, Fuhua Biomass and Ding Neng Bio-tech entered into binding settlement (i) to terminate the VIE Agreements, (ii) that Fuhua Biomass and Ding Neng Bio-tech did not have any other disputes over this case, and (iii) that the litigation fee in the amount of RMB10,000 (approximately $1,610.5) would be borne by Ding Neng Bio-tech.

Given that the Company was unable to exercise effective control over Ding Neng Bio-tech or gain access to Ding Neng Bio-tech’s financial information since 2011, and that the VIE Agreements were terminated, the Company deconsolidated Ding Neng Bio-tech’s financial results.

During a review of the Company’s financial statements by its auditor, the auditor examined the share register and all transactional bought note, sold notes, and instruments of transfer provided by the Secretary of the Company. There was no evidence that ownership of Ding Neng Holdings was ever registered to be transferred and held by the Company. The Company also discovered that Ding Neng Holdings was delinquent and defunct. Accordingly, it was unable to determine whether the Company was registered as the sole shareholder of Ding Neng Holdings pursuant to the share exchange agreement dated November 12, 2010, as amended on December 6, 2010. As a result, the Company excluded the accounts of Ding Neng Holdings and its subsidiaries in the Company’s consolidated financial statements and accompanying notes as contained herein. The Company has written off all investments made in Ding Neng Holdings as loss on investment in subsidiary.

Share Purchase Agreement with EGOOS Mobile Technology Co. Ltd.

On October 19, 2015, the Registrant entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with EGOOS Mobile Technology Company Limited, a British Virgin Islands holding company (“EGOOS BVI”), which owns 100% of EGOOS Mobile Technology Company Limited, a Hong Kong company (“EGOOS HK”), which owns 100% of Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE” or “Yigou”), a foreign investment enterprise organized under the laws of the PRC, and which has, through various contractual agreements, management control and the rights to the profits of Guangzhou Yuzhi Information Technology Co., Ltd., a corporation organized under the laws of the PRC as a variable interest entity(“Guangzhou Yuzhi”), which owns 100% of Shenzhen Qianhai Exce-card Technology Co., Ltd., a Chinese corporation (“Shenzhen Exce-card”), which owns 100% of Guangzhou Rongsheng Information Technology Co., Ltd., a Chinese corporation (“Guangzhou Rongsheng”, together with Guangzhou Yuzhi and Shenzhen Exce-card, is collectively referred to herein as “Guangzhou Yuzhi and its Subsidiaries”), and the sole shareholder of EGOOS BVI. Guangzhou Yuzhi and its Subsidiaries engage in research, development, marketing and distribution of inlays/audio chips for audio bank card products.

The Share Purchase Agreement provides for an acquisition transaction (the “Acquisition”) in which the Registrant, through the issuance of a convertible note in the principal sum of Fifteen Million U.S. Dollars ($15,000,000) to EGOOS BVI’s sole shareholder, will acquire 100% of EGOOS BVI.

The closing of the Acquisition (the “Closing”) took place on October 19, 2015 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Share Purchase Agreement, the Registrant acquired all of the outstanding equity securities of EGOOS BVI from the sole shareholder of EGOOS BVI; and the shareholder of EGOOS BVI transferred and contributed all of his issued and outstanding shares of EGOOS BVI to the Registrant. In exchange, the Registrant issued to the sole shareholder of EGOOS BVI a convertible note, which was subsequently converted into an aggregate of 15,000,000 post-Reverse Split (as defined below) Common Shares of the Registrant. There is no material relationship between the sole shareholder of EGOOS BVI and/or EGOOS BVI, on one hand, and the Company and its affiliates or associates, on the other hand. Upon conversion of the note (the “Conversion”), the then existing shareholders of the Registrant collectively own an aggregate of 24.7% of the post-Acquisition entity.

On August 5, 2015, Yigou entered into an Exclusive Service Agreement which entitles Yigou to receive substantially all of the economic benefits of Guangzhou Yuzhi and its Subsidiaries in consideration of services provided by Yigou to Guangzhou Yuzhi and its Subsidiaries. In addition, Yigou entered into certain agreements with each of Wenbin Yang, Ping Li, (collectively, the “Guangzhou Yuzhi shareholders”), as well as Guangzhou Yuzhi and its Subsidiaries, including (i) a Call Option Agreement allowing Yigou to acquire the shares of Guangzhou Yuzhi as permitted by PRC laws, (ii) a Voting Rights Proxy Agreement that provides Yigou with the voting rights of the Guangzhou Yuzhi shareholders and those of Guangzhou Yuzhi, and (iii) an Equity Pledge Agreement that pledges the shares in Guangzhou Yuzhi and its Subsidiaries to Yigou. This VIE structure provides Yigou, a wholly-owned subsidiary of EGOOS HK, with control over the operations and benefits of Guangzhou Yuzhi and its Subsidiaries without having a direct equity ownership in Guangzhou Yuzhi and its Subsidiaries (EGOOS BVI, EGOOS HK, Guangzhou Yuzhi, Shenzhen Exce-card, Guangzhou Rongsheng and Yigou are collectively referred to herein as the “Group”).

EGOOS BVI’s organizational structure was crafted to abide by the laws of the PRC and maintain tax benefits as well as internal organizational efficiencies. EGOOS BVI’s post–Acquisition organization structure is summarized below:

Reverse Stock Split

On October 13, 2015, the Company’s board of directors and stockholders collectively holding approximately 70.5% of the Company’s outstanding common stock executed a joint written consent approving a reverse stock split at a ratio of one-for-twenty (the “Reverse Split”). A Certificate of Amendment to our Certificate of Incorporation effecting the Reverse Split was filed with the Secretary of State of Delaware on December 1, 2015.

Business Overview

EGOOS BVI, a British Virgin Islands business company, acts as a holding company and indirectly controls Guangzhou Yuzhi (a variable interest entity in China) and its Subsidiaries. EGOOS BVI’s sole source of income and operations is through its indirect, contractual control of Guangzhou Yuzhi and its Subsidiaries.

Based in the city of Guangzhou, Guangdong Province, China, Guangzhou Yuzhi and Guangzhou Rongsheng are principally engaged in software and information technology services and share full-time employees with Shenzhen Exce-card.

Shenzhen Exce-card is based in the city of Guangzhou, Guangdong Province, China, with a business development department in New York, NY. Additionally, Shenzhen Exce-card has entered into a partnership agreement with UINT France located in Saint Aubin, France (“UINT”), amended and supplemented by an amendment dated March 27, 2015 (as amended and supplemented, the “Partnership Agreement”), pursuant to which UINT is engaged by Shenzhen Exce-card to conduct product research and development (“R&D”) and other related services in connection with new audio signals, testing and producing new inlays for audio bank card and assisting the card manufacturers with lamination test, new generation of audio card, and assisting the card manufacturers with certification of the new audio card products.

Shenzhen Exce-card is principally engaged in the design and production of inlays composed of flexible circuit boards for active smart cards and other products in the related technological field, which provide a comprehensive solution for mobile payment. As of the date of this annual report, Shenzhen Exce-card has approximately 23 full-time employees.

In February 2015, Shenzhen Exce-card developed an electronic inlay utilizing innovative audio technology and embedded in a specialized IC card product, namely, “audio bank card.” We were granted the patent (expiring in 2023) pertaining to such audio bank cards inlay. The audio bank cards meet innovative product standards set forth by UnionPay, the only domestic bank card organization in China as well as the only interbank network in mainland China. UnionPay has authorized its logo to be displayed on the audio bank cards. However, it should be noted that we have no contractual agreement or arrangement with UnionPay with respect to audio bank cards.

We supply and sell electronic inlays embedded with audio chips and other modules to card manufacturers, such as Hengbao Co., Ltd. (“Hengbao”) and Wuhan Tianyu Information Industry Co., Ltd. (“Tianyu”), which have established relationships with major banks in China. As of December 31, 2015, we generated revenue in the amount of RMB150,000 (approximately $23,602.72), from the aforementioned sales to Tianyu.

Our Business Plan

We believe our growth in the coming years may be supported by the continuing expansion of the market for bank cards and electronic payment in the PRC. According to data compiled by the People’s Bank of China (the “PBOC”), by the end of 2015, the amount of bank cards issued in aggregate reached 5.4 billion in the PRC, with on average 3.99 cards held by each citizen.

We are seeking to develop and maintain long-term relationships with major card issuers in China. Since 2014, we have been actively communicating with China Construction Bank (“CCB”), one of China’s four major banks, in the pursuit of promoting new audio bank cards embedded with our inlays, which communications led to CCB’s desire to launch a pilot audio bank card program to be operated by its Guangdong branch offices (“CCB Guangdong”). Under this proposed program, 500,000 audio cards are expected to be manufactured by Tianyu, with inlays supplied by Shenzhen Exce-card, and issued and distributed by CCB Guangdong to some of its 25 million customers. At a meeting among Shenzhen Exce-card, Tianyu, and CCB Guangdong in Guangzhou, Guangdong Province, PRC held on September 24, 2015, CCB Guangdong indicated that they would report to the individual finance department and procurement department of CCB’s headquarters for approval to start the procurement process regarding these 500,000 audio bank cards. In March 2016, CCB Guangdong started testing the audio cards internally (Phase I of the pilot program), and 500,000 audio bank cards are expected to be gradually introduced to the bank’s customers three to six months from Phase I. We also plan to pursue CCB’s Guangxi branch offices to promote another pilot program in the province of Guangxi, a province to the west of Guangdong, with a population of approximately 47 million. If these two pilot programs are launched and proved to be successful, CCB is expected to issue 4 million audio bank cards in various locations throughout China. Additionally, we are currently negotiating with China Southern Airlines, one of the biggest airlines in the world by passengers carried, to issue China Southern Airlines-branded audio cards, as well as Qilong.com, an e-commerce platform offering discounted products or services to subscribers by connecting subscribers with local merchants, to issue “Bai Hui Long” branded audio cards.

We also plan to develop relationships with the other three of China’s four major banks, i.e., China Industrial and Commercial Bank, Bank of China, and Agricultural Bank of China, with the goal of substituting 10% of their bank card issuance with audio bank cards, which represents up to 75 million audio bank cards annually.

Other than the research, development, marketing and distribution of inlays for audio bank cards, we will seek to develop and expand our product and services to other fields, which may include providing business consulting services, solutions and software products, and system development services to card issuing banks, third party payment entities, and other card issuing entities, and may also include entering into cooperation agreements with banks to issue co-branded cards in order to share annual fees and transaction fees generated by these co-branded cards, and developing customers and commercial users via the operation of audio payment platform. In fiscal 2015, we generated revenue in the amount of RMB900,000 (approximately $141,616.31) from selling a set of audio payment platform software to Tianyu.

Our Market

The Global Bank Card Market

A report published by the Euromonitor International in March 2015 titled “Consumer Payments 2015: Trends, Developments and Prospects” indicates that the global consumer payment market has more than doubled over the last decade, to reach US$47 trillion in payment volume in 2014. American Express, Diners Club, JCB, MasterCard, UnionPay, and Visa brand cards generated 168.56 billion transactions at merchants in 2013, an increase of 19.17 billion or 12.8% over 2012, according to the Nilson Report on “Global Cards – 2013” published in July 2015. Credit, debit, and prepaid cards in circulation totaled 8.33 billion at the end of 2013, up 13.3% or 975.0 million cards over year-end 2012.

The Global Contactless Bank Card Market

Contactless bank cards are bank cards that allow holders to make a transaction without actually swiping or inserting the card into a payment terminal. Instead, at the point of transaction, the card holder taps or touches the contactless reader with their bank cards. The contactless reader then scans the payment information using radio frequency identification (RFID) technology for secure payments. An audio bank card, a type of contactless bank card, is an IC card embedded with active integrated circuit, which enable it to communicate via unique audio frequency with receiving devices without any physical contact (“audio chip”). Audio bank cards can be broadly used in electronic payment and card transactions, providing safer and more convenient card-using experience for cardholders in the internet era. Audio bank cards embedded with our inlays are described as bank cards with audio dynamic password. Such innovative technology meets international standards of bank cards such as those standards established by MasterCard for active smart bank cards. Audio chips for bank cards are highly innovative and are new to the industry, world-wide and in the PRC.

The Chinese Bank Card Market

According to a report published by the PBOC, in 2015, an aggregate of 5.442 billion bank cards were issued in China, an increase of 10.25% over 2014; national cardholding per capita was 3.99, an increase of 9.62% over 2014. Furthermore, in 2015, 105.234 billion transactions were made electronically in China, totaling 2506.23 trillion renminbi or RMB, among which 108.22 trillion RMB was mobile payment, an increase of 379.06% over 2014; 14.99 trillion RMB was telephone payment, an increase of 148.18% over 2014; 2018.2 trillion RMB was online payment, an increase of 46.67% over 2014. Additionally, with the promotion by the PBOC on upgrading magnetic stripe cards to IC cards with a statement that national commercial banks should no longer issue magnetic stripe bank cards after January 2015, leading banks in China have been making great efforts to such replacement.

The Chinese Contactless Bank Card Market

Audio bank cards enable a direct communication between bank cards and electronic devices (including telephones, cell phones, tablets, and computers), allowing electronic payment by bank cards. Audio bank cards can be used in swiped transactions (including point of sale payment and ATM deposit, withdrawal and transfer) as a regular bank card as well as transactions via electronic payment which, according to the Payment and Settlement System Report published by the PBOC in April 2014, is a combined market of potentially up to 1.85 quadrillion RMB.

Supportive Government Policies and Legislation in the PRC

On January 1, 2008, the National People’s Congress of China passed “the Enterprise Income Tax Law of the People's Republic of China.” Accordingly, “the enterprise income tax on important high- and new-tech enterprises that are necessary to be supported by the state shall be levied at the reduced tax rate of 15%”, which applies to Guangzhou Yuzhi and its Subsidiaries. The regular enterprise income tax rate is 25% in China.

On July 18, 2015, the PBOC, the Ministry of Industry and Information Technology, the Ministry of Finance and 7 other state government authorities jointly issued the Guideline Opinions on Promoting the Healthy Development of Internet Finance (the “Guidelines”), which aim to encourage innovation and to support the steady development of internet finance.

In April 2005, the PBOC and other state departments jointly promulgated Certain Opinions on Promoting the Development of Bank Card Industry, which encouraged and promoted work emphasis of related government authorities on, among other things, meeting the demand and improving the varieties and functions of bank cards, promoting a fast and sound development of bank card handling market, enhancing the risk management of bank cards, and implementing industrial incentive policies to support the bank card industry.

Our Customers

Our inlays and relevant technology support are expected to be sold to bank card manufacturers. Audio bank cards embedded with our inlays are then expected to be sold to the CCB Guangdong via its pilot program. In addition, we expect to develop and maintain our relationships with other banks throughout China.

Shenzhen Exce-card has entered into cooperation agreements on July 23, 2014 and July 7, 2014, respectively, to partner with two bank card manufacturers in China, Hengbao and Tianyu, both of which are publicly traded on China’s Shenzhen Stock Exchange and have established relationships with major commercial banks in China as their bank card providers, including Bank of China, Bank of Communications, CCB, Agricultural Bank of China, and Industrial and Commercial Bank of China.

Additionally, Shenzhen Exce-card and Tianyu signed a more detailed audio bank card production preparation service agreement (the “Service Agreement”), according to which, from May 1, 2015 to May 1, 2016, Shenzhen Exce-card is to provide inlays for testing, technology and support to Tianyu for the manufacturing of the audio bank card end product, and in return, Tianyu pays RMB150,000 (approximately $23,630.61) for Shenzhen Exce-card’s services. Tianyu, headquartered at Huazhong University of Science and Technology Science Park in Wuhan City, Hubei Province, China, is a high-tech enterprise focusing on the research and development, manufacturing, and sale of products and services related to data security, mobile internet, and payment services. It has an annual production capacity of 500 million IC cards, and an estimated annual production capacity of 10 million audio bank cards. At present, Tianyu is testing and digesting the technics for the lamination of audio bank cards, and thus, is manufacturing a portion of the 10,000 beta testing audio bank cards for Guangzhou Yuzhi and its Subsidiaries.

A second cooperation agreement was entered into between Shenzhen Exce-card and Tianyu on September 16, 2015, with a 10-year term, confirming terms of services and cooperation between the parties detailed in the Service Agreement.

Shenzhen Exce-card has also entered into a cooperation agreement with Hengbao on September 28, 2015, according to which, for 10 years from the date of this agreement, Shenzhen Exce-card is to provide inlays, technology and support to Hengbao for the manufacturing of the audio card end product, and in return, Hengbao pays RMB200,000 (approximately $31,507.48) for Shenzhen Exce-card’s services. Shenzhen Exce-card and Hengbao also agree to cooperate and develop the market application and to gradually increase the market shares of audio bank cards. Hengbao, headquartered in Beijing, China, with a manufacturing facility in Danyang City, Jiangsu Province, China, is one of the largest card manufacturers and providers in China. Hengbao has recently started to test and adjust the technics for the lamination of audio bank cards according to the cooperation agreement between Shenzhen Exce-card and Hengbao.

Change of Management and Directors of the Company

On January 6, 2015, the Board elected Ms. Mei Yang as a director and the Chief Executive Officer of the Company.

On March 9, 2015, the Board elected Ms. Hongxiao Zhao as the director of the Company. On March 9, 2015, the Board elected Mr. Xiaoqiang Zuo as the director of the Company.

On March 9, 2015, Mr. Jianjun Xu, Mr. Mingyong Hu, Mr. Bin Zhao submitted to the Board their resignations as directors of the Company, which became effective on March 9, 2015.

On October 16, 2015, the Board elected Mr. Zuyue Xiang as CEO and director of the Company. On October 16, 2015, the Board elected Ms. Xinqian Zhang as Director and Secretary.

Marketing

Since we supply audio chips/inlays for bank cards, we have not engaged in direct advertising efforts for marketing our products to the mass bank card end users.

Our marketing strategy is to develop relationships with large banks in China, starting with the pilot program launched in March of 2016  when CCB started testing internally the audio bank cards embedded with our flexible circuit board with the audio chips. Upon a consistent positive response from the market and relying on the success of this pilot program, we may seek to further develop relationships with other card issuers as well as banks, such as China Industrial and Commercial Bank, Bank of China, Agricultural Bank of China, and Bank of Communications.  Issuance of audio bank cards by these card issuers and large banks may in turn encourage other smaller banks and issuers in China to work with us and market our products to their customers.

Pricing

At present, there are no similar products on the market. Taking into account the level of acceptance by the market and the negotiation with issuing banks, we suggest that the unit price of the audio bank cards with our inlays to be set at RMB 55, approximately $8.65, and inlay audio chip at RMB 45, approximately $7.08. Price will be adjusted downwards upon the increase of volume issued and appearance of competitors.

Research and Development

Pursuant to the Partnership Agreement between Shenzhen Exce-card and UINT, for the period from May 1, 2014 to April 30, 2016, Shenzhen Exce-card paid UINT €120,000 for R&D services, €20,000 of which was for developing new audio signals of new audio card product, €30,000 of which was for the testing of new Inlay and assisting the card manufacturers with lamination test, €50,000 of which was for the conception of new generation audio cards, and the last €20,000 of which was for assisting the card manufacturers with certification of the new audio card product. Another €60,000 was loaned to UINT to cover its operation costs. We plan to continue our cooperation relationship with UINT after the expiration of the Partnership Agreement, and plan to engage UINT for R&D and other related services for next generations of our audio card products in the future.

UINT currently have 12 employees for R&D. We expect to invest resources to retain more qualified employees and update our R&D equipment in China for our second generation audio bank cards with one chip of a combined function of audio chip and financial chip, and third generation audio bank cards with fingerprint sensor chips and other personalized functions.

Seasonality

We do not expect our operating results and operating cash flows to be subject to seasonal variations.

Employees

Substantially all of our employees are located in China. As of the date of this annual report, Guangzhou Yuzhi and its Subsidiaries have 23 employees. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and workers’ compensation insurance, and a housing assistance fund, in accordance with relevant regulations. Guangzhou Yuzhi and its Subsidiaries are currently paying social insurance for all of their 23 full-time employees through a third party agent. We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we could face liability from the interruption of our business.

Intellectual Property

Currently we have two granted patents whose terms are ten years from April 21, 2015 and September 4, 2013, the dates of application, respectively, and four pending patent applications in the PRC, all of which are related to the technology and design utilized in the audio bank card and its transaction system. We also have three pending trademark applications in the PRC, two of which are with respect to financial and monetary affairs and one is with respect to computer programs, magnetic data media and internet communication devices.

Pursuant to the Partnership Agreement, any background information and know-how used in connection with the agreement remain the property of the party introducing such background information. UINT’s know-how relating to the services it provides under this agreement remains the exclusive property of UINT and it may use such know-how for other clients. Additionally, the costs and rights of any patent related to the new audio bank card product arises during the Term are borne by and shared equally by both parties.

Government Approval and Regulation

We believe that we have been compliant to date with all requirements required by the applicable governing authorities in China for the research, development, production and distribution of audio bank cards embedded with our inlays, and that such laws, rules and regulations do not currently have a material impact on our operations. However, it is possible that more stringent rules or regulations could be adopted, which may increase our operating costs and expenses.

Additionally, since 1997, the PBOC has issued several versions of Financial IC Card Specifications. On November 3, 2014, PBOC published a Notice on Further Application of Financial IC Card, proposing a time frame, i.e., from April 1, 2015, new financial IC cards issued by any issuing banks should comply with the PBOC Financial IC Card Specifications version 3.0. We believe that we are in compliance with these requirements by the PBOC.

Competition

We currently are not aware of any other companies in China or outside of China which is producing or marketing the similar products as ours.

However, upon the introduction of our products and technology into the market, our potential competitors worldwide may include NagraID Security SA, a Switzerland-based technology and security services supplier for governments, enterprises, the banking industry and online electronic transactions; SmartPlayer Technology Co., Ltd., a Taiwan-based developer of viable display module for smart card applications; Suzhou HierStar System Limited, a PRC-based company that focuses on display cards embedded with one-time password (OTP) and public key infrastructure (PKI) technologies; and UINT.

Going Concern

As reflected in the accompanying financial statements, as of December 31, 2015, the Company had accumulated deficits of $16,734,254 and working capital deficit of current liabilities exceeding current assets by $966,149 due to the substantial losses in operation in previous periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 1A. RISK FACTORS

Our business, operations and financial condition are subject to various risks. Some of these risks are described below and you should take these risks into account in making a decision to invest in our common Stock. If any of the following risks actually occurs, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed. In that case, the market price of our common Stock could decline and you could lose all or part of your investment in our common Stock.

Risks Related to the Business and Operations of Guangzhou Yuzhi and its Subsidiaries

Risks Related to the Overall Business of Guangzhou Yuzhi and its Subsidiaries

Guangzhou Yuzhi and its Subsidiaries have a limited operating history, which makes it difficult to evaluate their financial position and future success.

Guangzhou Yuzhi and its Subsidiaries have had a limited prior operating history by which to evaluate the likelihood of success or their ability to continue as a going concern. Although Guangzhou Yuzhi and its Subsidiaries have been developing technology for and producing inlays for audio bank cards, and are participating in a pilot program with China Construction Bank to launch 500,000 audio bank cards through the bank’s branches in Guangdong Province, China, there is no assurance our production capacity and sales will keep increasing in a profitable manner.

Guangzhou Yuzhi and its Subsidiaries are expected to be heavily dependent on sales of one key product, namely, inlays for audio bank cards.

Guangzhou Yuzhi and its Subsidiaries are expected to begin generating revenue in 2016 from the sale of inlays for audio bank cards, and are expected to continue to derive a significant portion of their future revenue from sales of inlays for audio bank cards.

Audio bank cards embedded with our inlays are expected to be sold in the People’s Republic of China as a new generation of bank cards, seeking to substitute the traditional magnetic stripe bank cards. Demand for audio bank cards may not meet our expectation if audio bank cards do not gain broad market acceptance and build consumer confidence in their quality, security and availability, or if the technology in audio bank cards is replaced by a more innovative alternate, our prospects will be negatively impacted.

The results of operations, financial position and business outlook of Guangzhou Yuzhi and its Subsidiaries will be highly dependent on the market’s response.

Although the audio bank card meets the international standards such as those established by Mastercard for active smart bank cards and the innovative product standards set forth by UnionPay, CCB will only be testing the market’s response in Guangdong Province, China with the first 500,000 cards. In addition, bank cards with IC chips have just been popularized in China since January 1, 2015. The market may not respond immediately to another new bank card technology. Further, the market may perceive the traditional cash payment method or the cardless payment method (e.g., mobile wallet) to be more convenient or secured. If the market does not respond to the product as quickly or does not accept the product as widely as expected, the results of operations, financial position and business outlook of Guangzhou Yuzhi and its Subsidiaries will be negatively affected.

The results of operations, financial position and business outlook of Guangzhou Yuzhi and its Subsidiaries will be highly dependent on Shenzhen Exce-card being and remaining the exclusive distributor of audio chips and audio bank card products in the Greater China Area.

According to the Partnership Agreement with UINT, Shenzhen Exce-card will be the exclusive distributor in the Greater China Area for five years from the date on which the first audio bank card is officially deployed by any commercial banks in China, and to keep its exclusivity status, Shenzhen Exec-card has to order 1 million audio card products from UINT annually. In the event that Shenzhen Exce-card does not meet this annual quota, it will lose its status of exclusive distributor in the Greater China Area, which may have an adverse effect on our results of operations, financial position and business outlook.

EGOOS BVI is a holding company and there are significant limitations on its ability to receive distributions from its subsidiaries.

EGOOS BVI conducts substantially all of its operations through subsidiaries and through contractual arrangements with Guangzhou Yuzhi, an affiliated variable interest entity (“VIE”) and Guangzhou Yuzhi’s subsidiaries Shenzhen Exce-card and Guangzhou Rongsheng, and is dependent on dividends and other intercompany transfers of funds from its subsidiaries and affiliated VIE to meet its financial obligations. EGOOS BVI’s subsidiaries have not made significant distributions to it and may not have funds legally available for dividends or distributions in the future. In addition, EGOOS BVI may enter into credit or other agreements that would contractually restrict its subsidiaries or affiliated VIE from paying dividends or making distributions. Any inability of EGOOS BVI to receive funds from its subsidiaries including Guangzhou Yuzhi can be expected to impair its ability to pay dividends on the Common Stock and may otherwise have an adverse effect on our future operating or growth prospects.

The research and development of audio chip/inlay is entirely dependent on the partnership relationship between Guangzhou Yuzhi and UINT.

Shenzhen Exce-card engaged UINT pursuant to the Partnership Agreement with a term from May 1, 2014 to April 30, 2016 to research and develop audio bank card technology. Although Guangzhou Yuzhi and its Subsidiaries intend to continue to cooperate with UINT, and to eventually acquire UINT, there is no assurance that the merger transaction will be consummated, or that UINT will continue to develop any audio bank card technology for Guangzhou Yuzhi. In addition, pursuant to the Partnership Agreement, the know-how relating to the services provided by UINT will remain the exclusive property of UINT, and UINT may use such know-how for its other clients. Competitors of Guangzhou Yuzhi and its Subsidiaries may engage UINT to develop new technology and potentially compete with the audio bank card product of Guangzhou Yuzhi and its Subsidiaries. Any such incidents may harm the financial condition, results of operations and future growth prospects of Guangzhou Yuzhi and its Subsidiaries.

Currently, the production of inlays for audio bank cards is entirely dependent on the operations of UINT in Limoges, France.

A significant portion of EGOOS BVI’s revenues will be derived from the sale of inlays for audio bank cards and some end product manufacturing of which is in Limoges, France. Although Guangzhou Yuzhi and its Subsidiaries will probably construct and operate production factories in China in the near future. Manufacturing operations are subject to inherent risks, all of which could have a material adverse effect on its financial condition or results of operations. Risks affecting operations include:

●	unexpected changes in regulatory requirements;

●	political and economic instability;

●	terrorism and civil unrest;

●	equipment and machinery breakdowns;

●	injuries or accidents at our facilities

●	severe weather or other natural disasters;

●	work stoppages or strikes;

●	difficulties in staffing and managing operations; and

●	variations in tariffs, quotas, taxes and other market barriers.

Some of these hazards may cause severe damage to, or destruction of, property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Any such delay or disruption can be expected to harm EGOOS BVI’s financial condition, results of operations and future growth prospects.

Guangzhou Yuzhi and its Subsidiaries have not entered into and may not be able to enter into any enforceable agreement with CCB in connection with the pilot program in which CCB will distribute 500,000 of audio bank cards with our inlays.

Although Guangzhou Yuzhi and its Subsidiaries have negotiated with CCB and have obtained an oral agreement from CCB Guangdong for CCB to issue 500,000 audio bank cards with our inlays through its Guangdong branches, and CCB has started an internal testing since March 2016, in the event that CCB partially or completely fails to implement the rest of the pilot program, such oral agreement is not enforceable against CCB. Moreover, there is no assurance that an enforceable agreement in writing between CCB and Guangzhou Yuzhi or its Subsidiaries will be entered into regarding this pilot program. Our future operating results and financial condition could be significantly disrupted if the pilot program is not implemented as planned.

In the near future, the distribution of audio bank cards embedded with our inlays may be entirely dependent on one pilot program of the Guangdong branches of CCB in China.

In the near future, CCB may remain the only distributor of the audio bank cards with our inlays in China. In the event that the CCB’s pilot program in Guangdong Province, China fails to gain positive market response as expected, CCB may elect to discontinue the distribution of audio bank card products. Although Guangzhou Yuzhi and its Subsidiaries are actively developing relationships with other potential issuers and other major banks in China for the distribution of the audio bank cards with our inlays, there is no assurance such efforts will be successful or will result in steady income cash flow for the Company. Therefore, the financial condition, results of operations and future growth prospects may be materially negatively affected in the event that CCB discontinues the distribution of the audio bank cards with our inlays.

Currently, our revenues are primarily dependent on two customers that are engaged in the mass production of audio bank cards.

We cooperate with our two customers, Hengbao and Tianyu, based on cooperation agreements with each of them, and there is no assurance that these agreements will not be terminated earlier, and Guangzhou Yuzhi and its Subsidiaries may not be able to secure orders from other card manufacturers. Any such incidents may harm the financial condition, results of operations and future growth prospects of Guangzhou Yuzhi and its Subsidiaries.

Gross margins are principally dependent on the spread between development and production cost and sale price. If the cost of development and production increases and sale price does not increase or if the sale price decreases and the cost of development and production does not decrease, gross margins will decrease and EGOOS BVI’s results of operations could be harmed should the sales volume of the product does not increase.

EGOOS BVI’s gross margins depend principally on the spread between development and production cost and sale price.

While moving the production from France to China could potentially decrease the cost of production, the sale price of audio chips/inlays may decrease as well, as potential competitors start developing and producing like products, which may narrow the gross margins should the sales volume does not increase. Any event that tends to negatively impact the sales volume of audio chips of Guangzhou Yuzhi and its Subsidiaries will potentially harm its financial condition and results of operation.

Consumer acceptance or rejection of audio bank cards will have a material impact on EGOOS BVI’s future prospects.

The market in China for audio bank cards has not developed. Therefore, widespread acceptance of audio bank cards is not assured and depends on market acceptance of audio bank cards as an addition, or an alternative, to traditional bank cards or other channels to bank or make payment. Because this market is new, it is difficult to predict its potential size or future growth rate. In addition, a long-term customer base has not been adequately defined. The success of Guangzhou Yuzhi and its Subsidiaries in generating revenue in this emerging market will depend, among other things, on its ability to educate potential customers and end-users about the practical benefits of audio bank cards. In the event a substantial market for audio bank cards fails to materialize, or if we fail to properly capitalize on such market, our growth and future operating prospects will be materially harmed.

Unanticipated problems or delays with product quality or product performance could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

EGOOS BVI’s cash flow depends on the timely and economical operations of and its partnership with the R&D and production centers in France, and potentially other production facilities in China.

The development and production of audio chips are complex, and the audio chips must meet detailed quality requirements in order to ensure the safety and efficiency of use. Concerns about audio chips quality may impact the ability of Guangzhou Yuzhi and its Subsidiaries to successfully market their audio chips and audio bank cards embedded with our inlays to a larger market. If the product does not meet its promised and marketed quality standards, its credibility and the market acceptance and sales volume could be negatively affected. In addition, actual or perceived problems with protection of user’s information in the industry generally may lead to a lack of consumer confidence in bank cards encrypted with chips of new technology. Prolonged problems may threaten the commercial viability of audio bank cards generally or the production and sale of the product specifically.

Guangzhou Yuzhi and its Subsidiaries plan to primarily sell their audio chips/inlays and relevant technology to card manufacturers, which are expected to sell audio bank cards through banks in China and if their relationships with one or more of these card manufacturers or banks were to end, their operating results could be harmed.

Guangzhou Yuzhi and its Subsidiaries are expected to market and distribute a substantial portion of its audio chips/inlays and relevant technology to card manufacturers, which are expected to sell audio bank cards through major banks in China. Their future operating results and financial condition could be significantly disrupted by the loss of one or more of these card manufacturers or banks with current or future relationships, order cancellations or the failure of the card manufacturers or banks to successfully sell the products.

Financial instability in the Chinese financial markets could materially and adversely affect our results of operations and financial condition.

The Chinese financial markets and the Chinese economy are influenced by economic and market conditions in other countries, particularly in other Asian emerging market countries and the United States. Financial turmoil in Asia, Russia and elsewhere in the world in recent years has affected the Chinese economy. Although economic conditions are different in each country, investors’ reactions to developments in one country can have adverse effects on the securities of companies operating in other countries, including China. A loss in investor confidence in the financial systems of other countries may cause increased volatility in Chinese financial markets and, indirectly, in the Chinese economy in general. Financial disruptions could harm Guangzhou Yuzhi’s operation or its stock price, results of operations and financial condition.

Natural calamities could have a negative impact on the Chinese economy and harm the business of Guangzhou Yuzhi and its Subsidiaries.

China has experienced natural calamities such as earthquakes, floods, droughts and a tsunami in recent years. The extent and severity of these natural disasters determines their impact on the economies in the local communities that experience these calamities. Natural disasters could have an adverse impact on the economies in the geographic regions in which Guangzhou Yuzhi and its Subsidiaries operate, which could adversely affect their operating and growth prospects.

Growth may impose a significant burden on the administrative and operational resources of Guangzhou Yuzhi and its Subsidiaries which, if not effectively managed, could impair their growth.

The strategy of Guangzhou Yuzhi and its Subsidiaries envisions a period of rapid growth that may impose a significant burden on their administrative and operational resources. The growth of their business will require significant investments of capital and management’s close attention. Their ability to effectively manage their growth will require them to substantially expand the capabilities of their administrative and operational resources and to attract, train, manage and retain qualified management, technicians and other personnel. Failure to successfully manage their growth could result in their sales not increasing commensurately with capital investments. If Guangzhou Yuzhi and its Subsidiaries are unable to successfully manage their growth, they may be unable to achieve their growth goals.

Guangzhou Yuzhi and its Subsidiaries may be unable to protect their intellectual property, which could negatively affect its ability to compete.

Guangzhou Yuzhi and its Subsidiaries rely on a combination of patent, registered trademark, confidentiality agreements, and other contractual restrictions on disclosure to protect their intellectual property rights. They also enter into confidentiality agreements with their employees, consultants, and corporate partners, and control access to and distribution of their confidential information. These measures may not preclude the disclosure of their confidential or proprietary information. Despite efforts to protect their proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use their proprietary technologies and information. Monitoring unauthorized use of confidential information is difficult, and Guangzhou Yuzhi and its Subsidiaries cannot be certain that the steps they takes to prevent unauthorized use of its proprietary technologies and confidential information, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the U.S., will be effective. Failure to protect our intellectual property rights can be expected to have a material, adverse impact on our competitive advantage and potentially on our financial condition, stock price and future growth prospects.

Guangzhou Yuzhi and its Subsidiaries will be required to hire and retain skilled technical and managerial personnel.

Personnel qualified to continue researching and developing, and to operate and manage production center and other facilities are in demand. The success of Guangzhou Yuzhi and its Subsidiaries depends in large part on their ability to attract, train, motivate and retain qualified management and highly-skilled employees, particularly managerial, technical, sales and marketing personnel, technicians, and other critical personnel. Any failure to attract and retain such personnel may have a negative impact on the operations of Guangzhou Yuzhi and its Subsidiaries, which would have a negative impact on revenues.

Guangzhou Yuzhi and its Subsidiaries are dependent upon their officers and directors for management and direction and the loss of any of these persons could adversely affect their operations and results.

Guangzhou Yuzhi and its Subsidiaries are dependent upon their officers and directors for implementation and execution of their business plan. The loss of any of their officers or directors could have a material adverse effect upon their results of operations and financial position. Guangzhou Yuzhi and its Subsidiaries do not maintain “key person” life insurance for any of their officers. The loss of any of their officers or directors could delay or prevent the achievement of their business objectives.

EGOOS BVI’s lack of business diversification could result in the devaluation of its securities if it does not generate revenue from its primary products, or such revenues decrease.

The current business of Guangzhou Yuzhi and its Subsidiaries consists solely of the research and development, production and sale of audio chips in China. Currently, sales of the products account for almost 100% of EGOOS BVI’s revenues. The lack of business diversification could cause you to lose all or some of your investment, since EGOOS BVI does not have any other lines of business or alternative revenue sources.

Failure to fully comply with PRC labor laws, including laws relating to social insurance, may expose Guangzhou Yuzhi and its Subsidiaries to potential liability and increased costs.

Companies operating in China must comply with a variety of labor laws, including certain pension, health insurance, unemployment insurance and other welfare-oriented payment obligations. Guangzhou Yuzhi and its Subsidiaries are currently paying social insurance for all of 23 of their full-time employees through a third party agent. If the PRC regulatory authorities take the view that payment of social insurance through a third party agent is invalid, the failure to comply may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on Guangzhou Yuzhi and its Subsidiaries therefor, which could have a material adverse effect on the financial condition and results of operations of Guangzhou Yuzhi and its Subsidiaries.

In addition, the new PRC Labor Contract Law took effect January 1, 2008 and governs standard terms and conditions for employment, including termination and lay-off rights, contract requirements, compensation levels and consultation with labor unions, among other topics. In addition, the law limits non-competition agreements with senior management and other employees who have access to confidential information to two years and imposes restrictions or geographical limits. This new labor contract law will increase the labor costs of Guangzhou Yuzhi and its Subsidiaries, which could adversely impact the results of operations.

EGOOS BVI may have difficulty establishing adequate management, governance, legal and financial controls in the PRC.

The PRC historically has been deficient in western style management, governance and financial reporting concepts and practices, as well as in modern banking and other control systems. Our current management has little experience with western style management, governance and financial reporting concepts and practices, and we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, and especially given that we expect to be a publicly listed company in the U.S. and subject to regulation as such, we may experience difficulty in establishing management, governance legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. We may have difficulty establishing adequate management, governance, legal and financial controls in the PRC. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under applicable U.S. laws, rules and regulations. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

The Company has not yet developed comprehensive independent corporate governance.

Although the Company has formed audit, compensation and nominating committees of its board of directors, it is inexperienced in formal U.S. corporate governance procedures. A lack of functioning independent controls over the Company’s corporate affairs may result in potential or actual conflicts of interest between controlling shareholders and other shareholders. It presently has no policy to resolve such conflicts. The absence of customary standards of corporate governance may leave its shareholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide the Company with funds necessary to expand its operations.

Although our financial statements have been prepared on a going concern basis, we must raise additional capital to fund our operations in order to continue as a going concern.

WWC, P.C., our independent registered public accounting firm for the fiscal year ended December 31, 2015, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2015, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely, which could cause investors to suffer the loss of all or a substantial portion of their investment.

Risks Related to the VIE Agreements

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

EGOOS BVI manages and operates the business of Guangzhou Yuzhi and its Subsidiaries through Yigou pursuant to the rights it holds under the VIE Agreements. Almost all economic benefits and risks arising from the operations of Guangzhou Yuzhi and its Subsidiaries are transferred to EGOOS BVI under these agreements.

There are risks involved with the operation of the business of Guangzhou Yuzhi and its Subsidiaries in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. If the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;

●	discontinuing or restricting the operations of Yigou or Guangzhou Yuzhi and its Subsidiaries;

●	imposing conditions or requirements in respect of the VIE Agreements with which the Group may not be able to comply;

●	requiring EGOOS BVI to restructure the relevant ownership structure or operations;

●	taking other regulatory or enforcement actions that could adversely affect its business; and

●	revoking the business licenses or certificates of Guangzhou Yuzhi and its Subsidiaries and/or voiding the VIE Agreements.

Any of these actions could adversely affect EGOOS BVI’s ability to manage, operate and gain the financial benefits of Guangzhou Yuzhi and its Subsidiaries, which represents its sole operations, which would have a material adverse impact on its business, financial condition and results of operations.

EGOOS BVI’s ability to manage and operate Guangzhou Yuzhi and its Subsidiaries under the VIE Agreements may not be as effective as direct ownership.

EGOOS BVI’s plans for future growth are based substantially on growing the operations of Guangzhou Yuzhi and its Subsidiaries. However, the VIE Agreements may not be as effective in providing EGOOS BVI with control over Guangzhou Yuzhi and its Subsidiaries as direct ownership.  Under the current VIE arrangements, as a legal matter, if Guangzhou Yuzhi and its Subsidiaries fail to perform their obligations, EGOOS BVI may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which it cannot be sure would be effective.  Therefore, if EGOOS BVI is unable to effectively control Guangzhou Yuzhi and its Subsidiaries, it may have an adverse effect on its ability to achieve its business objectives and grow its revenues.

Risks Related to Doing Business in the PRC

The Chinese government exerts substantial influence over the manner in which Guangzhou Yuzhi and its Subsidiaries must conduct their business activities.

Guangzhou Yuzhi and its Subsidiaries are dependent on its relationship with the local government in Guangdong province where they operate. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The ability of Guangzhou Yuzhi and its Subsidiaries to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of the PRC may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on Guangzhou Yuzhi and its Subsidiaries’ part to ensure compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy, or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require EGOOS BVI to divest itself of any interest it then holds in Chinese properties.

Future inflation in China may inhibit the ability of Guangzhou Yuzhi and its Subsidiaries to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for the products of Guangzhou Yuzhi and its Subsidiaries rise at a rate or unchanged or even decrease so that they are insufficient to compensate for the rise in the costs of development and production, it may have an adverse effect on profitability. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action which could inhibit economic activity in China, and thereby harm the market for audio chips and audio bank cards products.

The operations and assets of Guangzhou Yuzhi and its Subsidiaries in China are subject to significant political and economic uncertainties and EGOOS BVI may lose all of their assets and operations if the Chinese government alters its policies to further restrict foreign participation in business operating in the PRC.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the business, results of operations and financial condition of. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. EGOOS BVI may lose all of its assets and operations if the Chinese government alters its policies to further restrict foreign participation in business operating in the PRC.

EGOOS BVI derives all of its sales in China and a slowdown or other adverse development in the PRC economy may materially and adversely affect the customers and end-users of Guangzhou Yuzhi and its Subsidiaries, demand for their products and their business.

All of the sales of Guangzhou Yuzhi and its Subsidiaries are generated in China and they anticipates that sales of their audio bank cards and audio chips in China will continue to represent all of their total sales in the near future. Although the PRC economy has grown significantly in recent years, no assurances can be given that such growth will continue. The industry in which Guangzhou Yuzhi and its Subsidiaries is involved in the PRC is new and growing, but Guangzhou Yuzhi and its Subsidiaries do not know how sensitive this industry is to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for audio chips and audio bank cards products. In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for biodiesel products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for bank cards in general or audio bank cards in particular and materially and adversely affect the business, results of operations and future operating prospects of Guangzhou Yuzhi and its Subsidiaries.

Currency fluctuations and restrictions on currency exchange may adversely affect the business of Guangzhou Yuzhi and its Subsidiaries, including limiting the ability to convert Chinese Renminbi into foreign currencies and, if Chinese Renminbi were to decline in value, reducing EGOOS BVI’s financial results in U.S. dollar terms.

EGOOS BVI’s reporting currency is the U.S. dollar and the operations of Guangzhou Yuzhi and its Subsidiaries in China use China’s local currency as their functional currency. Substantially all of EGOOS BVI’s revenues and expenses are in the Chinese currency, the Renminbi, or RMB. EGOOS BVI is subject to the effects of exchange rate fluctuations with respect to both of these currencies. For example, the value of the Renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of the Renminbi to the U.S. dollar had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. In July 2005, the Chinese government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under this policy, which was halted in 2008 due to the worldwide financial crisis, the Renminbi was permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. In June 2010, the Chinese government announced its intention to again allow the Renminbi to fluctuate within the 2005 parameters. It is possible that the Chinese government could adopt an even more flexible currency policy, which could result in more significant fluctuation of Renminbi against the U.S. dollar, or it could adopt a more restrictive policy. Thus, no assurance can be given that the Renminbi will remain stable against the U.S. dollar or any other foreign currency.

EGOOS BVI’s financial statements are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against the RMB, the translation of RMB-denominated transactions will result in reduced revenue, operating expenses and net income. Similarly, to the extent the U.S. dollar weakens against the RMB, the translation of RMB-denominated transactions will result in increased revenue, operating expenses and net income. EGOOS BVI is also exposed to foreign exchange rate fluctuations as it converts the financial statements of its foreign consolidated subsidiaries into U.S. dollars in consolidation. If there is a change in RMB exchange rates, such conversion into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. EGOOS BVI has not entered into agreements or purchased instruments to hedge its exchange rate risks, although it may do so in the future. The availability and effectiveness of any hedging transaction may be limited and EGOOS BVI may not be able to effectively hedge its exchange rate risks.

The State Administration of Foreign Exchange (“SAFE”) restrictions on currency exchange may limit EGOOS BVI’s ability to receive and use its funds effectively and to pay dividends.

All of EGOOS BVI’s sales revenue and expenses are denominated in RMB. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, Guangzhou Yuzhi and its Subsidiaries may purchase foreign currencies for settlement of current account transactions, including distributions in the form of consulting fees and payments of dividends to EGOOS BVI, without the approval of SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate their ability to purchase foreign currencies in the future.

All of EGOOS BVI’s income is derived from the consulting fees it receives from Guangzhou Yuzhi and its Subsidiaries through the VIE Agreements. SAFE restrictions may delay the payment of dividends, since Guangzhou Yuzhi and its Subsidiaries have to comply with certain procedural requirements and they may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the distribution of consulting fees or payment of dividends.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if Guangzhou Yuzhi and its Subsidiaries borrow foreign currency through loans from EGOOS BVI or other foreign lenders, these loans must be registered with SAFE, and if Guangzhou Yuzhi and its Subsidiaries refinance by means of additional capital contributions, these capital contributions must be approved by certain PRC government authorities, including the PRC Ministry of Commerce, or their respective local counterparts. These limitations could affect the ability of Guangzhou Yuzhi and its Subsidiaries to conduct foreign exchange through debt or equity financing.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents Guangzhou Yuzhi and its Subsidiaries from obtaining foreign currency, they may be unable to pay dividends or meet obligations that may be incurred in the future that require payment in foreign currency.

PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries or limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits.

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls. According to the Notice on Further Simplifying and Improving Policies for the Foreign Exchange Administration of Direct Investment released on February 13, 2015 by SAFE, local banks will examine and handle foreign exchange registration for overseas direct investment, including the initial foreign exchange registration and amendment registration, under SAFE Circular 37 from June 1, 2015.

The nationality of EGOOS BVI’s sole shareholder, Mr. Jie Yang, is the Republic of Guinea-Bissau and he resides in the PRC. We do not have control over our beneficial owner and our future beneficial owner(s), and cannot assure you that all of our PRC-resident beneficial owners will comply with SAFE Circular 37 and subsequent implementation rules. The failure of our beneficial owners who are PRC resident to register or amend their foreign exchange registration in a timely manner pursuant to SAFE Circular 37 and subsequent implementation rules, or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject such beneficial owners or our PRC subsidiaries to fines and legal sanctions. Furthermore, since SAFE Circular 37 was recently promulgated and it is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiaries and limit our PRC subsidiaries’ ability to distribute dividends to our company. These risks may have a material adverse effect on our business, financial condition and results of operations.

Because all of EGOOS BVI’s assets are located outside of the United States and its sole director resides outside of the United States, and because all of Guangzhou Yuzhi and its Subsidiaries’ officers reside outside of the United States, it may be difficult for you to enforce your rights against EGOOS BVI based on United States federal securities laws or against these persons in the United States or to enforce judgments of United States courts against EGOOS BVI or the officers or directors of EGOOS BVI in the PRC.

The sole director of EGOOS BVI, Mr. Jie Yang, as well as all of Guangzhou Yuzhi and its Subsidiaries’ officers reside outside of the United States. Furthermore, the operating subsidiaries, Guangzhou Yuzhi and its Subsidiaries, are located in the PRC. All of their assets are located outside of the United States. China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against EGOOS BVI in the courts of either the United States or the PRC or France and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts or French courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against EGOOS BVI or its officers and directors of criminal penalties, under the United States federal securities laws or otherwise.

EGOOS BVI may have limited legal recourse under PRC laws if disputes arise under contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and EGOOS BVI’s ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights Guangzhou Yuzhi and its Subsidiaries may have to specific performance, or to seek an injunction under PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, Guangzhou Yuzhi and its Subsidiaries may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on EGOOS BVI’s business, financial condition and results of operations. Although legislation in China has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to Guangzhou Yuzhi and its Subsidiaries as well as foreign investors. The inability to enforce or obtain a remedy under any of the future agreements of Guangzhou Yuzhi and its Subsidiaries could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on EGOOS BVI’s results of operations and future business prospects.

Failure to comply with the registration requirements for employee share option plans may subject our PRC equity incentive plan participants or us to fines and other legal or administrative sanctions.

On February 15, 2012, SAFE promulgated the Circular of the SAFE on Relevant Issues Concerning the Foreign Exchange Administration for Domestic Individuals’ Participating in the Share Incentive Schemes of Overseas-Listed Companies, or SAFE Circular 7, to replace the previous Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of Offshore Listed Companies issued by SAFE in March 2007, also known as “SAFE Circular 8.” SAFE Circular 7 regulates foreign exchange matters associated with employee stock option incentives or similar incentives permitted under applicable laws and regulations granted to PRC residents by companies whose shares are listed on offshore stock exchanges.

In accordance with SAFE Circular 7, all PRC residents who participate in share incentive plans of an overseas publicly-listed company are required, through the PRC subsidiary of the overseas publicly-listed company, to jointly entrust a PRC agent to handle foreign exchange registration with SAFE or its local office and complete procedures relating to the share incentive schemes such as opening accounts and capital transfers. PRC residents include PRC nationals or foreign citizens having been consecutively residing in PRC for not less than one year, acting as directors, supervisors, senior management personnel or other employees of PRC companies affiliated with such offshore listed company. A PRC agent can be one of the PRC subsidiaries of the offshore listed company participating in the share incentive scheme or another PRC institution qualified for asset trusteeship s as designated by the PRC subsidiary and in accordance with PRC laws. The foreign exchange proceeds received by the PRC residents from sale of shares under share incentive plans granted by offshore listed companies must be remitted to bank accounts in China opened by the PRC agents. Further, a Notice Concerning Individual Income Tax on Earnings from Employee Stock Options, jointly issued by the Ministry of Finance and the State Administration of Taxation provides that domestic companies that implement employee share option programs must file the employee share option plans and other relevant documents with local tax authorities having jurisdiction over the companies before implementing such plans, and must file share option exercise notices and other relevant documents with local tax authorities before their employees exercise any share options.

We may adopt an equity incentive plan and make numerous stock option grants under the plan to its officers, directors and employees, some of whom are PRC citizens and may be required to complete the relevant foreign exchange registration procedures in accordance with SAFE Circular 7. We plan to advise our employees to complete these procedures in connection with our future share incentive plans. However, we cannot assure you that registration procedures with SAFE or its local counterparts in full compliance with SAFE Circular 7 will be completed on a timely basis, if at all. The failure to complete these procedures may subject us or our PRC employees holding restricted shares or share options under our share incentive plans to fines and other legal or administrative sanctions.

Due to various restrictions under PRC laws on the distribution of dividends by PRC operating subsidiaries and VIE affiliates, EGOOS BVI may not be able to pay dividends to its stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended, and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended, and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as Yigou, may pay dividends only out of their accumulated profits, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, Yigou is required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes.

Furthermore, if the consolidated subsidiaries incur debt on their own in the future, the instruments governing the debt may restrict EGOOS BVI’s ability to pay dividends or make other payments. If EGOOS BVI or its consolidated subsidiaries and VIE affiliates are unable to receive all of the revenues from operations due to these contractual or dividend arrangements, EGOOS BVI may be unable to pay dividends.

EGOOS BVI may have difficulty establishing adequate management, governance, legal and financial controls in the PRC.

The PRC historically has been deficient in western style management, governance and financial reporting concepts and practices, as well as in modern banking, and other control systems. EGOOS BVI’s current management has little experience with western style management, governance and financial reporting concepts and practices, and it may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, and especially given that EGOOS BVI expects to be a publicly listed company in the U.S. and subject to regulation as such, it may experience difficulty in establishing management, governance legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. EGOOS BVI may have difficulty establishing adequate management, governance, legal and financial controls in the PRC. Therefore, it may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under applicable U.S. laws, rules and regulations. This may result in significant deficiencies or material weaknesses in its internal controls which could impact the reliability of its financial statements and prevent it from complying with SEC rules and regulations. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on EGOOS BVI’s business and the public announcement of such deficiencies could adversely impact its stock price.

Risks Related to Our Common Stock

Trading in our common stock over the last 12 months has been non-existent, so investors may not be able to sell as many of their shares as they want at prevailing prices.

Shares of our common stock are quoted on the OTC Market Pink Sheets under the symbol “WAYS.PK”. If limited trading in the Common Stock continues, it may be difficult for investors to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of Common Stock could depress the market price of the Common Stock to a greater degree than a company that has a higher volume of trading of its securities.

An active and visible trading market for our Common Stock may not develop.

We cannot predict whether an active market for our Common Stock will develop in the future. In the absence of an active trading market:

●	Investors may have difficulty buying and selling or obtaining market quotations;

●	Market visibility for our Common Stock may be limited; and

●	A lack of visibility for our Common Stock may have a depressive effect on the market price for our Common Stock.

The Pink Sheets market is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other OTC market, NASDAQ or the NYSE AMEX. The trading price of the Common Stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our Common Stock.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	announcements by us or our competitors of acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between RMB and the U.S. dollar;

●	intellectual property or other litigation; and

●	general economic or political conditions in China.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

Compliance with changing regulation of corporate governance and public disclosure, and our management’s inexperience with such regulations will result in additional expenses and creates a risk of non-compliance.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. In addition, our management located in the PRC has little experience with compliance with U.S. laws (including securities laws). This inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of Common Stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their Common Stock at or above the price they paid for them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable because we are a smaller reporting company.

ITEM 2. PROPERTIES

Guangzhou Yuzhi’s office is located at Suite 1601-A, 437 Middle Dongfeng Road, Yuexiu District, Guangzhou City, Guangdong Province, China. We lease a total of approximately 40 square meters (approximately 431 square feet) of office space at the aforementioned address pursuant to one lease agreement. Pursuant to this agreement, which will expire on May 1, 2017, the monthly rent is approximately RMB 6,004 (approximately $941).

Shenzhen Exce-card’s corporate headquarters is located at Suite 1601-C, 437 Middle Dongfeng Road, Yuexiu District, Guangzhou City, Guangdong Province, China. We lease a total of approximately 126 square meters (approximately 1,356 square feet) of office space at the aforementioned address pursuant to one lease agreement. Pursuant to this agreement, which will expire on May 1, 2017, the monthly rent is approximately RMB 16,000 (approximately $2,508).

Shenzhen Exce-card’s New York branch is located at 40 Wall Street, 28th Floor, New York, NY. We lease a total of approximately 323 square feet of two offices at the aforementioned address pursuant to two lease agreements. Accordingly, the lease term for one office expired in October 2016, and the other will expire in November 2016, both of which will be automatically renewed unless a 90-day notice is given. The total monthly rent for these two offices is approximately $5,439.

Currently, we do not have our own manufacturing facility.

For more details please refer to the section titled “Risks Related to the Overall Business of Guangzhou Yuzhi and its Subsidiaries” included in “Item 1A Risk Factors” above.

ITEM 3. LEGAL PROCEEDINGS

On June 4, 2015, Zhangzhou Fuhua Biomass Technology Co., Ltd. (“Fuhua Biomass”) filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech alleging that the purposes of those certain Consulting Service Agreement, Operating Agreement, Pledge and Security Agreement, Option Agreement, and Voting Rights Proxy Agreement (the “VIE Agreements”) executed entered into by Fuhua Biomass and Ding Neng Bio-tech on October 28, 2010 had been frustrated, and that these VIE Agreements should be terminated. Fuhua Biomass alleged that Ding Neng Bio-tech did not make any payment of service fees to Fuhua Biomass, and that Ding Neng Bio-tech failed to perfect the security interest in the pledged stocks. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, Fuhua Biomass and Ding Neng Bio-tech entered into binding settlement (i) to terminate the VIE Agreements, (ii) that Fuhua Biomass and Ding Neng Bio-tech does not have any other disputes over this case, and (iii) that the litigation fee in the amount of RMB10,000 (approximately $1,610.5) would be borne by Ding Neng Bio-tech.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Market Pink Sheets under the trading symbol “WAYS.PK”. The OTCPink is a quotation service that displays real time quotes, last sale prices, and volume information in over the counter ("OTC") equity securities. An OTC equity security generally is any equity that is not listed or traded on a national securities exchange.

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

	Fiscal Year Ended December 31, 2015		Fiscal Year Ended December 31, 2014		Fiscal Year Ended December 31, 2013
	Low	High	Low	High	Low	High
First Quarter ended March 31	$0.03	$0.03	$0.04	$0.04	$0.03	$0.29
Second Quarter ended June 30	$0.03	$0.08	$0.03	$0.49	$0.03	$0.20
Third Quarter ended September 30	$0.08	$1.00	$0.05	$0.03	$0.04	$0.70
Fourth Quarter ended December 31	$0.51	$0.51	$0.03	$0.48	$0.04	$0.04

On December 31, 2015, the closing price for our common stock, as reported by the OTC Market, was $0.51 per share. As of April 13, 2016, the Company had an aggregate of 19,920,876 shares of common stock issued and outstanding and 121 shareholders of record.

Stockholders of Record

As of April 13, 2016, we had 121 record holders of our common stock. Corporate Stock Transfer, 3200 Cherry Creek Drive S #430, Denver, CO 80209 is the transfer agent for our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition since the Company’s inception should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Prospectus. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “possible,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at our facilities, adverse results of lawsuits against us and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate and speak only as of the date hereof. Management undertakes no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This cautionary statement is applicable to all forward-looking statements contained in this report.

Overview of Business

The Company is a development stage in the business of design, development, and proliferation of next generation debit and credit cards for financial institutions employing innovative secured encryption technology transmitted via audio wave technology; the Company has partnered with China Construction Bank under a pilot program to develop and market to the end using bank customers and business operators to adopt these next generation of cards by developing point of sale and commercial interfaces via software and other solutions to generate demand for these cards as a value-added alternative to current generation debit and credit cards, and China UnionPay has authorized our Company to use its logo on these debit and credit cards.

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

Results of Operations

We are a development stage company and have generated minimal revenues from operations since our inception on November 11, 2013 to December 31, 2015.  As of December 31, 2015, we had total assets of $1,728,943 and total liabilities of $2,673,532. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are in the process of developing our products and services. Consequently, we generated minimal revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2015.

Revenue

Revenue commenced during May 2015 from our audio banking card operations (including software and services).  We earned revenues of $190,505 for the year ended December 31, 2015.

Expenses

During the 12 months period ended December 31, 2015, we incurred general and administrative expenses and professional fees of $1,666,641. During the year ended December 31, 2014, we incurred general and administrative expenses and professional fees of $1,458,325. General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

We expect to continue to expend cash in 2016 as we continue to expand research and development efforts for the audio cards and related technologies. As of December 31, 2015, the Company had accumulated deficits of $16,734,254 and working capital deficit of current liabilities exceeding current assets by $966,149 due to the substantial losses in operation in previous periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2015 and the notes thereto are set forth on page F-1 through F-18 of this Annual Report.

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

Concurrently with the decision to dismiss Malone Bailey as the Company’s independent auditor, the Board appointed WWC, P.C. (“WWC”) as the Company’s independent registered public accounting firm as of June 22, 2011.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this annual report, our Chief Executive Officer and Principal Accounting Officer (the "Certifying Officers"), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2015, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

We have instituted certain procedures to mitigate our internal control risks. Our Chief Executive Officer and our Controller based in China review and approve substantially all of our major transactions to ensure the completeness and fair presentation of our consolidated financial statements. We have, when needed, hired outside experts to assist us with implementing complex accounting principles. Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters.

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Issuance of Shares

The Company’s common stock issued within the past 4 years were summarized as follows:

		Number of	Issue Value
Name of Shareholder	Date	Shares	Per Share	Reason for Issuance

Ming Yi	April 11, 2012	863,738	$0.001	Employee shares
Zhenyu Wang	April 11, 2012	2,000,000	$0.001	Consulting service fee
PokKam Li	June 26, 2012	1,000,000	$0.001	Employee shares
Johnson Chen	June 26, 2012	500,000	$0.2	Purchase
Chi Yuen Andrew Chu	June 26, 2012	250,000	$0.2	Purchase
Elite International Group Ltd	August 10, 2012	5,000,000	$0.001	Consulting service fee
US New Media Holding Group Inc	September 18, 2014	20,000,000	$0.003	Consulting service fee
Mei Yang	January 16, 2015	40,000,000	$0.0075	Employee shares
Jie Yang	February 4, 2016	15,000,000	$0.001	Exercise of convertible note
Total		84,613,738

The Company relied upon the exemption from registration under Section 4(2) in connection with these issuances.

Subsequent Events

On February 4, 2016, Jie Yang, holder of the convertible note in the principal sum of $15,000,000 acquired in connection with the Acquisition took place on October 19, 2015, pursuant to the terms and conditions of the note, notified the Company with his intention to convert such note into 15,000,000 shares of the Company’s common stock at $1.00 per share, par value $0.001 per share. As a result, Jie Yang owns 15,000,000 shares of the Company’s common stock, which represents 75.30% of the Company’s issued and outstanding shares.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board and executive officers of the Company as of the date of this annual report are as follows:

Directors and Executive Officers	Age	Position / Title
Zuyue Xiang	45	Chief Executive Officer and Director
Hongxia Zhao	45	Director
Xiaoqiang Zuo	47	Director
PokKam Li	58	Director
Ming Yi	35	Chief Financial Officer and Director
Xinqian Zhang	25	Director and Secretary
Mei Yang	44	Chairman of the Board

Mr. Zuyue Xiang has served as the chief executive officer and director of the Company since October 16, 2015. Mr. Xiang commenced his employment with Shenzhen Exce-card as managing staff in July 2014, and since April 2015, he served as the president of Shenzhen Exce-card overseeing the company’s software product and IT solution business, including its financial IC card business, as well as the research and development of its financial IC card technology. From March 2007 to March 2015, Mr. Xiang served as the general manager of Beijing Yuxin Shangfang Technology Company Limited, a PRC-based technology company, responsible for and oversaw the operation and development of the company’s business, the human resources and coordination with government agencies. Mr. Xiang holds a B.S. in management from South China University of Technology.

Ms. Mei Yang has ample managerial experience in businesses in the field of bank card technology solution. She has served as the chairman of the Board of the Company since January 2015. She has also served as the vice president of Shenzhen Exce-card since December 2013. From June 2009 to November 2013, Ms. Yang served as the chief financial officer of Beijing Yuxin ShangFang Technology Company, a PRC-based debit card technology solution company. Ms. Yang holds a B.S. in economic information management from Xinjiang Agricultural University.

Ms. Hongxia Zhao has more than 10 years of experience in information technology and more than 5 years of experience in financial consulting. He has served as the director of the Company since March 2015. She has also served as manager of Wall Street Standard Capital Inc., a financial consulting company since January 2010, and as the president of Huayuan Kaituo Limited Company, an information technology company since January 2004. Ms. Zhao holds a B.S. in renewable resources engineering from Anhui Finance and Economics University.

Mr. Xiaoqiang Zuo has more than 20 years of experience in the engineering and technology in banking and clearing systems. Mr. Zuo has served as the director of the Company since March 2015. He has also served as the president of Shenzhen Tianshi Future Electronic Technology Company, a PRC-based company specializing in surface mounted technology and manufacturing electronics since June 2010, and as the president of Huayuan Runtong (Beijing) Technology Company, a PRC-based software development company since December 2004. Mr. Zuo holds a B.S. in electronics and information system from Mongolia University.

Mr. PokKam Li has extensive experience in providing consulting services to large companies in various industries, including but not limited to hotel development and management, real estate investment, and international trading of petroleum products. Mr. Li has served as a director of the Company since May 2012. From May 2012 to January 2015, he served as the chief executive officer of the Company. Since August 2007, Mr. Li has served as consultant to China Grand Forestry Green Resources Group Ltd., a public company traded on the Hong Kong Stock Exchange (910.HK) engaged in the ecological forestry business in China. Since May 2008, Mr. Li has acted as consultant to China E-Learning Group Ltd., a company traded on the Hong Kong Stock Exchange (8055.HK) providing occupational education, industry certification course, skills training, and education consultation services in China. Mr. Li holds a B.S. in International Trade from the University of International Business and Economics in Beijing, China.

Mr. Ming Yi has years of experience in accounting. He served as the chief financial officer and director of the Company since June 2011, overseeing the issuance of the Company’s financial information, reviewing and approving the Company’s quarterly and annual reports, its budgets and tax returns. From September 2009 to April 2011, he served as a senior manager in Qi He Certified Public Accountants Co. Ltd., a PRC-based accounting firm, responsible for client acquisition and project management, and managed different aspects of business operation such as staffing, budgeting, and global resource coordination. Mr. Yi holds a B.S. in Accounting from School of Business Administrations of Liaoning University, and an M.S. in Accounting and Finance from Victory University, Australia. Mr.Yi is a Certified Public Account in Australia.

Ms. Xinqian Zhang has acute business sense due to her unique background and experience, and is familiar with the financial markets in both the U.S. and China. She served as the secretary of the board of the Company since March 2015 and a director of the Company since October 16, 2015. From January 2013 to December 2014, she served as an accounting research and teaching assistant of the University of Massachusetts, Boston, and the fund administrator of the global service department of State Street, a U.S.-based financial services firm. Ms. Zhang holds a dual B.S. in business management from Dongbei University of Finance and Economics and the University of Surrey, and an M.S. in accounting from the University of Massachusetts, Boston.

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

Term of Office

Our directors are appointed to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the period ended December 31, 2015, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, have not filed all required reports on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the period through December 31, 2015, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non -Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Zuyue Xiang, CEO	2015	66,062.67	-	-	-	-	-	-	66,062.67

Ming Yi, CFO	2015	0	-	-	-	-	-	-	0

Mr. Zuyue Xiang (in his capacity as general manager of Shenzhen Exce-card) has a written employment agreement with Shenzhen Exce-card for a term of 5 years from January 1, 2015 to December 31, 2019.  He commenced his employment with Shenzhen Exce-card as managing staff in July 2014, and since April 2015, he served as the President of Shenzhen Exce-card. Mr. Xiang receives an annual salary of RMB 420,000 (approximately $66,062.67).

None of the officers and directors receives any other compensation or reimbursement from the Group.

Employment Agreements

We do not have any other employment agreements with our officers or directors.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2015)

There were no outstanding equity awards for the year ended December 31, 2015.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of April 13, 2016, by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of April 13, 2016, the Company has 19,920,876 shares of Common Stock outstanding.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class
Directors and Executive Officers
Mei Yang, Chairman of the Board	2,000,000	10.04%
Ming Yi, Chief Financial Officer and Director	43,187	*
Zuyue Xiang, Chief Executive Officer and Director	0	*
Xinqian Zhang, Director and Secretary	0	*
PokKam Li, Director	50,000	*
Hongxia Zhao, Director	0	*
Xiaoqiang Zuo, Director	0	*
All directors and executive officers as a group (7 persons)	2,093,187	10.05%

5% Holders
Mei Yang	2,000,000	10.04%
US New Media Holding Group Inc. (3) 86 Bowery St Ste 201, New York, NY 10013	1,000,000	5.02%
Jie Yang	15,000,000	75.30%
All 5% holders as a group (3 persons)	18,000,000	90.36%

*	Less than 1%.
(1)	Unless otherwise noted, the address is c/o 40 Wall Street, 28th Floor, New York, NY.
(2)

The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/ or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within sixty (60) days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities.  This table has been prepared based on 19,920,876 shares of common stock outstanding as of April 13, 2016.

(3)	Mr. Xiaodong Wang is the 100% owner of this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Reorganization Related Transactions

On August 5, 2015, Yigou entered into an Exclusive Service Agreement which entitles Yigou to substantially all of the economic benefits of Guangzhou Yuzhi and its Subsidiaries in consideration of services provided by Yigou to Guangzhou Yuzhi and its Subsidiaries. In addition, Yigou entered into certain agreements with each of Wenbin Yang and Ping Li, (collectively, the “Guangzhou Yuzhi shareholders”), as well as Guangzhou Yuzhi and its Subsidiaries, including (i) a Call Option Agreement allowing Yigou to acquire the shares of Guangzhou Yuzhi as permitted by PRC laws, (ii) a Voting Rights Proxy Agreement that provides Yigou with the voting rights of the Guangzhou Yuzhi shareholders and those of Guangzhou Yuzhi, and (iii) an Equity Pledge Agreement that pledges the shares in Guangzhou Yuzhi and its Subsidiaries to Yigou. This VIE structure provides Yigou, a wholly-owned subsidiary of EGOOS HK, with control over the operations and benefits of Guangzhou Yuzhi and its Subsidiaries without having a direct equity ownership in Guangzhou Yuzhi and its Subsidiaries.

Acquisition

A director and former CEO of the Company, Ms. Mei Yang, has since December 2013 worked as a vice president of Shenzhen Exce-Card, a wholly owned subsidiary of Guangzhou Yuzhi, which is indirectly wholly-controlled by EGOOS BVI. Ms. Yang therefore was on both sides of the Company’s transactions with EGOOS BVI. Ms. Yang does not hold any equity interest in EGOOS BVI or Shenzhen Exce-Card.

Loan to Management

Guangzhou Yuzhi extended a loan to Xiang, Zuyue, our Chief Executive Officer, in the amount of RMB 9,999,998 (approximately $1,541,956), which is unsecured and does not bear interest. Such referenced loan was extended to Mr. Xiang by Guangzhou Yuzhi in May 2014, prior to the consummation of our acquisition of EGOOS BVI (as well as Guangzhou Yuzhi) on October 19, 2015. In addition, there was an additional immaterial increase of the amount due from Mr. Xiang in the amount of RMB 7,918 (approximately $1,285), which was petty cash issued to Mr. Xiang for prepaid travel expenses. The Company and Mr. Xiang has established a repayment schedule and such loan is expected to be fully repaid by December 2016. The Company is aware of the ramifications of Section 13(k) of the Exchange Act, which prohibits any issuer from extending or maintaining any personal loans to or for any director or executive officer of the issuer, and the Company has implemented control procedure to prevent violation of Section 13(k) in the future, which includes, without limitation, that any loan to or for any director or executive officer of the Company (and any other related transaction with an aggregate amount of more than $100,000) will require prior written consent from the Board of Director (with interested directors, if any, excluded from voting on such matter).

Director Independence

Each of Ms. Xinqian Zhang, Mr. PokKam Li, Ms. Hongxia Zhao, and Mr. Xiaoqiang Zuo is an “independent” directors as defined by the NASDAQ Marketplace Rules and will meet the independence standards set forth in Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2015, we engaged, WWC, Professional Corporation as our independent auditor. For the year ended December 31, 2015, the audit fee was in the amount of $35,000 and all other audited related fees was in the amount of $5,000.

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

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Audited Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Financial Statements on pages F-1 through F-18 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Share Purchase Agreement, dated October 19, 2015, by and among the Registrant, EGOOS BVI and Shareholders of EGOOS BVI (1)
3.1	Certification of Incorporation of the Registrant (2)
3.2	Company’s Restated Certificate of Incorporation, dated August 12, 1998 (2)
3.3	Certificate of Amendment to the Company’s Certificate of Incorporation, dated August 8, 2006 (2)
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation, dated September 8, 2006 (2)
3.5	Certificate of Amendment to the Company’s Certificate of Incorporation, dated December 1, 2015 (3)
3.6	Amended and Restated Bylaws of the Registrant (4)
10.1	Exclusive Service Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.2	Voting Rights Proxy Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.3	Equity Pledge Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.4	Call Option Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.5	Partnership Agreement with UINT dated August 7, 2014 and its Amendment dated March 27, 2015 (1)
10.6	Unofficial English translation of Cooperation Agreement, dated July 23, 2014, by and between Shenzhen Exce-card and Hengbao (3)
10.7	Unofficial English translation of Cooperation Agreement, dated July 7, 2014, by and between Shenzhen Exce-card and Tianyu (3)
10.8	Unofficial English translation of Cooperation Agreement, dated September 28, 2015, by and between Shenzhen Exce-card and Hengbao (3)
10.9	Unofficial English translation of Preparation Service Agreement, dated May 1, 2015, by and between Shenzhen Exce-card and Tianyu (3)
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 20, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007.
(3)	Incorporated by reference to the Amendment No. 1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 14, 2015.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 13, 2016

WAVE SYNC CORP.

By:	/s/ Zuyue Xiang
Name: Zuyue Xiang
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Zuyue Xiang as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Zuyue Xiang	Director, chief executive officer (principal executive officer)	April 13, 2016
Zuyue Xiang

/s/ Ming Yi	Director, chief financial officer (principal financial officer)	April 13, 2016
Ming Yi

/s/ Mei Yang	Chairman and Director	April 13, 2016
Mei Yang

/s/ Hongxia Zhao	Director	April 13, 2016
Hongxia Zhao

/s/ Xiaoqiang Zuo	Director	April 13, 2016
Xiaoqiang Zuo

/s/ PokKam Li	Director	April 13, 2016
PokKam Li

/s/ Xinqian Zhang	Director and Secretary	April 13, 2016
Xinqian Zhang

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

Audited Financial Statements

As of December 31, 2015 and 2014

(Stated in US Dollars)

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

INDEX TO FINANCIAL STATEMENTS

36

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Wave Sync Corp.

We have audited the accompanying consolidated balance sheets of Wave Sync Corp. (f/k/a China Bio-Energy Corp.) (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wave Sync Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 11. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
April 13, 2016	Certified Public Accountants

WAVE SYNC CORP. (f/k/a China Bio-Energy Corp.)

CONSOLIDATED BALANCE SHEETS

 AS OF DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

	December 31,	December 31,
	2015	2014

ASSETS

Current Assets
Cash and cash equivalents	$141,437	$71,405
Accounts receivable, net	6,163	-
Other receivables	-	325,812
Related party receivables	1,541,956	1,630,352
Prepaid expenses	7,775	-
Prepaid taxes	47	-
Total Current Assets	1,697,378	2,027,569

Non-current Assets
Property, plant and equipment, net	21,037	29,146
Intangible asset, net	828	-
Deposits	9,700	-
Total Non-Current Assets	31,565	29,146

Total Assets	$1,728,943	$2,056,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$	$
Accounts payable	184,863	315,746
Taxes payable	1,234,888	722,023
Other payables	307,365	324,000
Related party payables	892,131	332,697
Accrued expenses	35,000	250,000
Capital lease – current portion	9,280	8,987
Convertible promissory note – due to shareholders	-	-
Total Current Liabilities	2,663,527	1,953,453

Non-current Liabilities
Capital lease	10,005	20,159
	2,673,532	1,973,612

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,920,325 and 17,920,325 shares issued and outstanding as of December 31, 2015 and 2014, respectively.	19,920	17,920
Statutory reserve
Additional paid in capital	15,822,988	15,324,988
Accumulated deficit	(16,734,254)	(15,259,612)
Accumulated other comprehensive loss	(53,243)	(193)
Total Stockholders' (Deficit) Equity	(944,589)	83,103

Total Liabilities and Stockholders' Equity	$1,728,943	$2,056,715

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP. (f/k/a China Bio-Energy Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

	For the years ended December 31,
	2015	2014

Revenue	$190,505	$247,175
Cost of revenue	686	1,593
Gross profit	189,819	245,582

Operating expenses:
General and administrative expenses	1,666,641	1,458,325
Total operating expenses	1,666,641	1,458,325

Other income (expenses)
Interest expense	(2,271)	-
Interest income	176	234
Other income	4,275	200
Total other income/(expenses)	2,180	434

Loss before income taxes	(1,474,642)	(1,212,309)

Income tax	-	11,559

Net loss	$(1,474,642)	$(1,223,868)

Other comprehensive loss
Foreign currency translation adjustment	(53,243)	(193)

Comprehensive loss	$(1,527,885)	$(1,224,061)

Net loss per share
Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)

Weighted average number of common shares outstanding
Basic	19,117,511	17,205,182
Diluted	19,117,511	17,205,182

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP. (f/k/a China Bio-Energy Corp.)

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

(Unaudited)

	For the years ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,474,642)	$(1,223,868)
Depreciation and amortization	9,972	-
Stock compensation	-	600,000
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(6,163)	-
(Increase)/decrease in other receivable	325,812	(325,812)
(Increase)/decrease in related party receivable	88,396	(1,630,352)
(Increase)/decrease in prepaid expenses	(7,822)	-
Increase/(decrease) in accounts payable	(130,883)	315,746
Increase/(decrease) in accrued liabilities	(224,861)	91,646
Increase/(decrease) in other payable	(16,635)	324,000
Increase/(decrease) in related party advances	559,434	332,697
Increase/(decrease) in taxes payable	512,866	(12,377)
Net cash used in operating activities	(364,526)	(1,528,320)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in investments	(1,367)	(29,146)
Purchase intangible asset	(1,325)	-
Increase in deposits	(9,700)	-
Net cash generated from investing activities	(12,392)	(29,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash	500,000	-
Capital injection into operating subsidiary prior to reverse takeover	-	1,629,064
Net cash generated from financing activities	500,000	1,629,064

Net increase in cash and cash equivalents	123,082	71,598

Effect of foreign currency translation on cash and cash equivalents	(53,050)	(193)

Cash and cash equivalents, beginning balance	71,405	-
Cash and cash equivalents, ending balance	$141,437	$71,405

SUPPLEMENTAL DISCLOSURES:
Interest received	$176	$234
Interest paid	$2,271	$-
Income tax paid	$-	$11,559

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP. (f/k/a China Bio-Energy Corp.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 AS OF DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

					Retained	Accumulated
	Number			Additional	earnings/	other
	of	Common	Statutory	paid in	(Accumulated	comprehensive
	shares	stock	reserve	capital	deficit)	income	Total
Balance at January 1, 2014	38,405,005	38,405	-	13,075,439	(14,035,744)	-	(921,900)
Reverse stock split	(36,484,680)	(36,485)	-	36,485	-	-	-
Conversion of convertible debt as part of reverse takeover transaction	15,000,000	15,000	-	1,614,064	-	-	1,629,064
Stock-based compensation	1,000,000	1,000	-	599,000	-	-	600,000
Foreign currency translation adjustment loss	-	-	-	-	-	(193)	(193)
Net loss	-	-	-	-	(1,223,868)	-	(1,223,868)
Balance at December 31, 2014	17,920,325	17,920	-	15,324,988	(15,259,612)	(193)	83,103

Balance at January 1, 2015	17,920,325	17,920	-	15,324,988	(15,259,612)	(193)	83,103
Issuance of shares for cash	2,000,000	2,000	-	498,000	-	-	500,000
Foreign currency translation adjustment loss	-	-	-	-	-	(53,050)	(53,050)
Net loss			-	-	(1,474,642)	-	(1,474,642)
Balance at December 31, 2015	19,920,325	19,920	-	15,822,988	(16,734,254)	(53,243)	(944,589)

The accompanying notes are an integral part of these financial statements

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

In connection with the share exchange agreement with the shareholders of Ding Neng Holdings that contemplated the acquisition of Ding Neng Holdings and its subsidiaries, the Company elected to adopt the fiscal year used by Ding Neng Holdings, which was a calendar year; accordingly, the Company’s financial statements presented herein have been, and on a go-forward basis, will be prepared using a December 31 year-end date, and each operating period will cover twelve full calendar months.

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

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

Pursuant to the Share Purchase Agreement the Company issued a convertible note to EGOOS BVI’s sole shareholder for 100% equity interest in EGOOS BVI. The note is convertible into 15,000,000 shares of the Company’s common stock contingent on the following conditions: (i) the Company has effectuated a reverse split of all of the issued and outstanding Common Stock as of the date of the issuance of the note (the “Reverse Split”) and (ii) the average closing price of the common stock for 3 business days within any period of 10 consecutive business days exceeds $1.00 per share (the “Conversion Conditions”). Upon conversion of the note, the existing shareholders of the Registrant will own an aggregate of 24.7% of the post-acquisition entity. The note was issued at Par, it is unsecured, interest free, and is due on the second anniversary of the issuance date of the note. In accounting for the note, the Company has assumed that the note does not carry any discount from face that requires accretion as interest expense to its results of operations, including any potential beneficial conversion features. On January 26, 2016, the reverse split was effectuated, and subsequently, on February 4, 2016, the convertible promissory note was converted into 15 million newly issued shares of the Company’s common stock. The conversion of the promissory note has been recognized retroactively to the first period presented as a component of the reverse takeover transactions detailed below.

The consolidated financial statements were prepared assuming that the Company has controlled EGOOS BVI and its intermediary holding companies, operating subsidiaries, and variable interest entities: EGOOS HK, WOFE, GZYZ, SQEC, and GZRS from the first period presented. The transactions detailed above have been accounted for as reverse takeover transactions and a recapitalization of the Company, including the conversion of the convertible promissory note; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and EGOOS BVI (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded. As a result of this transaction, the Company is deemed to be a continuation of the business of EGOOS BVI and SQEC.

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

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

As of December 31, 2015, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
EGOOS Mobile Technology Company Limited ("EGOOS BVI")	BVI	100%	$1
EGOOS Mobile Technology Company Limited ("EGOOS HK")	Hong Kong	100%	1,290
Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”)	P.R.C. (WOFE)	100%	-
Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”)	P.R.C.	100%	157,386
Shenzhen Qianhai Exce-card Technology Co., Ltd. (“SQEC”)	P.R.C.	100%	157,386
Guangzhou Rongsheng Information Technology Co., Ltd. (“GZRS”)	P.R.C.	100%	1,573,861

D.	Use of estimates

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

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2015.

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

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

The Company values stock awards using the market price on or around the date the shares were awarded and includes the amount of compensation as a period compensation expense over the requisite service period.

For the years ended December 31, 2015 and 2014, $0 and $600,000 of stock-based compensation has been recognized.

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

Exchange Rates	12/31/2015	12/31/2014
Year-end RMB : US$ exchange rate	6.4907	6.1385
Average annual RMB : US$ exchange rate	6.2175	6.1432

Year-end HKD : US$ exchange rate	7.7504	7.7556
Average annual HKD : US$ exchange rate	7.7521	7.7544

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

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

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

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

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

In November 2015, the Financial Accounting Standards Board issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The objective of this Update is to simplify the presentation of deferred income taxes. The amendments in this Update require that deferred assets and liabilities be classified as long-term on the balance sheet instead of separating the deferred taxes into current and noncurrent amounts. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted for financial statements that have not been previously issued. The Company believes that this treatment of deferred taxes reduces the complexity of financial reporting while improving the usefulness of the information provided to users of the financial statements. As a result, the Company has elected to early adopt this Update prospectively as of December 31, 2015 and prior periods have not been retrospectively adjusted.

As of December 31, 2015, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of December 31, 2015:	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$141,437	$-	$-	$141,437
Total financial assets	$141,437	$-	$-	$141,437

Financial liabilities:
Capital lease	$19,285	$-	$-	$19,285
Total financial assets	$19,285	$-	$-	$19,285

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

As of December 31, 2014:	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$71,405	$-	$-	$71,405
Total financial assets	$71,405	$-	$-	$71,405

Financial liabilities:
Capital lease	$29,146	$-	$-	$29,146
Total financial assets	$29,146	$-	$-	$29,146

3.	OTHER RECEIVABLES

Other receivables consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Project guarantee fee	$-	$325,812
	-	325,812

The Company’s management wrote off the outstanding balance as result of its uncertainty on the timing and the amount of recoverability; however, management will exercise diligence to recover the funds.

4.	RELATED PARTY RECEIVABLES

Related party receivable consisted of the following:

	12/31/2015	12/31/2014
Xiang, Zuyue, director of SQEC	$1,541,956	$1,630,352
	1,541,956	1,630,352

The amounts are unsecured, interest-free and due on demand.

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

Related party payable consisted of the following:

	12/31/2015	12/31/2014
Beijing Xinyu Shangfang Technology Co., Ltd.	$470,532	$330,268
Bao, Shanshan, former director of GZYZ	-	1,140
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Xiang, Zuyue, director of SQEC	7,102	-
Wang, Yue, director of EGOOS HK	163,208	-
Wang, Zaixian, director of Wave Sync Corp.	250,000	-
	892,131	332,697

The amounts are unsecured, interest-free and due on demand.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
At Cost:
Office equipment	19,408	17,405
Office furniture	11,104	11,741
	$30,512	$29,146

Less: Accumulated depreciation	(9,475)	-

	$21,037	$29,146

Depreciation expense for the years ended December 31, 2015 and 2014 was $9,475 and $0, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Audit fee	35,000	150,000
Legal Fee	-	100,000
	$35,000	$250,000

7.	TAXES AND OTHER PAYABLES

Taxes and other payables consisted of the followings as of December 31, 2015 and 2014:

	12/31/2015	12/31/2014
Franchise tax	$1,224,000	$720,000
Payroll tax	8,633	-
Individual income tax	2,255	2,023
	$1,234,888	$722,023

8.	STOCKHOLDERS’ EQUITY

(a.)	Common stock

As of December 31, 2015 and 2014, the Company has 100,000,000 shares of common stock authorized, 19,920,325 and 17,920,325 shares issued and outstanding at par value of $0.001 per share.

For the year ended December 31, 2014, the Company issued 600,000 shares to selected consultants at $0.01 per share.

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

9.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any net income from its operations for the nine months ended December 31, 2015 and 2014

The provision for income taxes consists of the following:

For the nine months ended December 31,
Current:	2015	2014
USA	$-	$-

Deferred:
USA	-	-
Provision for income taxes	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the year ended December 31,
	2015	2014
Income tax at USA statutory rate of 34%	$-	$-
Others	-	11,559
Provision for income taxes	-	11,559

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the years ended December 31, 2015 and 2014, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of December 31, 2015 and 2014, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses` since the Company is not currently generating any revenue; accordingly, the Company has not recognized deferred tax assets.

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

10.	EARNINGS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the years ended December 31, 2015 and 2014.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the years ended December 31,
	2015	2014

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(1,474,642)	$(1,223,868)

Denominator:
Weighted average common shares outstanding	19,117,511	17,205,182
Basic loss per share	$(0.08)	$(0.07)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(1,474,642)	$(1,223,868)

Denominator:
Weighted average common shares outstanding	19,117,511	17,205,182
Diluted loss per share	$(0.08)	$(0.07)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

11.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2015, the Company had accumulated deficits of $16,734,254 and working capital deficit of current liabilities exceeding current assets by $966,149 due to the substantial losses in operation in previous periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Wave Sync Corp. (f/k/a China Bio-Energy Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND DECEMBER 31, 2014 AND

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Stated in US Dollars)

12.	COMMITMENTS

(a.)	On January 15, 2015, the Company entered into a lease agreement for an office space in New York. The monthly rental expense is approximately $2,939. The contract was extended during the year and expires on November 30, 2016. The Company made a rental deposit of $4,700.

(b.)	On November 18, 2015, the Company entered into a lease agreement for an additional office space in New York. The monthly rental expense is approximately $2,500. The contract was extended during the year and expires on October 31, 2016. The Company made a rental deposit of $5,000.

(c.)	On April 29, 2015, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on May 1, 2015 for a two-year lease term. The monthly rental expense is approximately $2,508 (RMB 16,000).

(d.)	On April 29, 2015, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on May 1, 2015 for a two-year lease term. The monthly rental expense is approximately $941 (RMB 6,004)

As of December 31, 2015, the outstanding lease commitments are:

Year 1	$98,010
Year 2	13,560
$111,570

13.	CAPITAL LEASE

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2015:

Year 1	10,785
Year 2	10,786
Total minimum lease payments	21,571
Less: Amount representing interest	(2,286)
Present value of net minimum lease payments	$19,285

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $9,280 and $10,005, respectively.

As of December 31, 2015, the present value of minimum lease payments due within one year is $9,280.

14.	CONCENTRATION OF RISKS

A.	Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable. For the year ended December 31, 2015, one customers accounted for 84% and one customer accounted for 16% of revenue, respectively.

As of December 31, 2015, one customers accounted for 100% of accounts receivable.

B.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the year ended December 31, 2015, three vendors accounted for 54%, 34%, and 12% of accounts payable, respectively.

For the year ended December 31, 2014, three vendors accounted for 49%, 41%, and 10% of accounts payable, respectively.

