Form 10-Q
period 2016-03-31
Wave Sync Corp.
filed 2016-05-16
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016, or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding As of May 12, 2016
Common stock, par value $0.001	19,920,876

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wave Sync Corp.

Reviewed Financial Statements

As of March 31, 2016 and December 31, 2015

(Stated in US Dollars)

1

Wave Sync Corp.

INDEX TO FINANCIAL STATEMENTS

Contents

Page(s)

Report of Independent Accountant	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Operations and Comprehensive Loss	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7 – 21

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Wave Sync Corp.

We have reviewed the accompanying interim consolidated balance sheets of Wave Sync Corp. (the “Company”) as of March 31, 2016 and December 31, 2015, and the related statements of operations and comprehensive loss and statements of cash flows for the three month periods ended March 31, 2016 and 2015. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
May 16, 2016	Certified Public Accountants

WAVE SYNC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(Stated in US Dollars)

	At March 31,	At December 31,
	2016	2015
ASSETS		(Audited)

Current assets
Cash and cash equivalents	$40,521	$141,437
Accounts receivable, net	6,204	6,163
Other receivables	48	-
Related party receivables	1,552,182	1,541,956
Prepaid expenses	7,767	7,775
Prepaid taxes	13,306	47
Total Current Assets	1,620,028	1,697,378

Non-current Assets
Property, plant and equipment, net	19,015	21,037
Intangible asset, net	667	828
Deposits	9,700	9,700
Total Non-Current Assets	29,382	31,565

Total Assets	$1,649,410	$1,728,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$216,920	$184,863
Taxes payable	1,234,824	1,234,888
Other payables	367,510	307,365
Related party payables	974,064	892,131
Accrued expenses	6,500	35,000
Capital lease – current portion	9,722	9,280
Total Current Liabilities	2,809,540	2,663,527

Non-current Liabilities
Capital lease	10,070	10,005
	$2,819,610	$2,673,532
Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,920,325 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	19,920	19,920
Additional paid in capital	15,822,988	15,822,988
Accumulated deficit	(16,963,296)	(16,734,254)
Accumulated other comprehensive loss	(49,812)	(53,243)
Total Stockholders' (Deficit) Equity	(1,170,200)	(944,589)

Total Liabilities and Stockholders' Equity	$1,649,410	$1,728,943

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Stated in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2016	2015

Revenue	$3,000	$-
Cost of revenues	-	-
Gross profit	$3,000	$-

Operating expenses	-	-
General and administrative expenses	231,693	199,832
	231,693	199,832

Operating income	$(228,693)	$(199,832)

Other income (expenses)
Interest expense	(373)	-
Interest income	24	23
Total other income/(expenses)	(349)	23

Loss before income taxes	(229,042)	(199,809)

Income tax	-	-

Net loss	$(229,042)	$(199,809)

Other comprehensive loss
Foreign currency translation adjustment	3,431	(2,023)

Comprehensive loss	$(225,611)	$(201,832)

Net loss per share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic	19,920,325	19,583,246
Diluted	19,920,325	19,583,246

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Stated in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(229,042)	$(199,809)
Depreciation and amortization	2,394	2,440
Stock compensation
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(41)	-
(Increase)/decrease in other receivable	(48)	(1,568)
(Increase)/decrease in related party receivable	(10,226)	(7,840)
(Increase)/decrease in prepaid expenses	(13,251)	-
Increase/(decrease) in accounts payable	32,058	(60,683)
Increase/(decrease) in accrued liabilities	(27,993)	(99,860)
Increase/(decrease) in other payable	60,145	(323,911)
Increase/(decrease) in related party advances	81,933	131,552
Increase/(decrease) in taxes payable	(64)	326,943
Net cash (used in)/provided by operating activities	(104,135)	(232,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase equipment	(203)	(140)
Purchase intangible asset	(9)	-
Increase in deposits	-	(4,700)
Net cash generated from investing activities	(212)	(4,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash
Capital injection into operating subsidiary prior to reverse takeover	-	507,840
Net cash generated from financing activities	-	507,840

Net increase in cash and cash equivalents	(104,347)	270,264

Effect of foreign currency translation on cash and cash equivalents	3,431	(1,830)

Cash and cash equivalents, beginning balance	141,437	71,405
Cash and cash equivalents, ending balance	40,521	339,839

SUPPLEMENTAL DISCLOSURES:
Interest received	$24	$23
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

1.	THE COMPANY AND PRINCIPAL BUSINESS ACTIVITIES

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

On November 12, 2010, the Company entered into a share exchange agreement with Ding Neng Holdings Ltd, an investment holdings company incorporated in the British Virgin Islands (“Ding Neng Holdings”); the share exchange agreement was amended on December 6, 2010, whereby the Company, under the share exchange agreement and its related amendment, would have contemplated acquiring 100% of Ding Neng Holdings in exchange for the issuance of 26,162,505 shares of the Company’s common stock, par value $0.001. Under the share exchange agreement, the Company would have contemplated owning and operating Ding Neng Holdings and Ding Neng Holdings’ directly, and indirectly held subsidiaries: Ding Neng Bio-technology Co., Ltd. (“Ding Neng HK”), Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WOFE”), and Ding Neng Bio-tech. Ding Neng HK was incorporated under the laws of Hong Kong on September 10, 2010. Ding Neng HK did not have any operations. Ding Neng HK has been delinquent with its annual regulatory filings in Hong Kong, and should be considered dormant and defunct. Ding Neng HK was wholly-owned by Ding Neng Holdings. Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WFOE”) was incorporated as a wholly-foreign owned entity under the laws of the People’s Republic of China (“PRC”), on November 2, 2010. WFOE was wholly-owned by Ding Neng HK. Ding Neng Bio-tech was incorporated under the laws of the PRC on December 8, 2006. It was located in Zhangzhou city Fujian Province of PRC. Ding Neng Bio-tech was engaged in the production, refinement and distribution of bio-diesel fuel in Southern China. Ding Neng Bio-tech operated a biodiesel manufacturing facility in Zhangzhou city. On October 28, 2010, WFOE and Ding Neng Bio-tech entered into a set of variable interest entity agreements that included: (1) a Consulting Service Agreement with Ding Neng Bio-tech, which entitled WFOE to receive substantially all of the economic benefits of Ding Neng Bio-tech in consideration for services provided by WFOE to Ding Neng Bio-tech, (2) an Option Agreement with Xinfeng Nie, Sanfu Huang, and Shunlong Hu (the shareholders of Ding Neng Bio-tech) allowing the WFOE to acquire all the shares of Ding Neng Bio-tech as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WFOE with the all voting rights of the Ding Neng Bio-tech shareholders, and (4) an Equity Pledge Agreement that pledges the shares in Ding Neng Bio-tech to WFOE (VIE Agreements). These VIE Agreements granted effective control of Ding Neng Bio-tech to WFOE. On June 4, 2015, WFOE filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain executed VIE Agreements entered into by WFOE and Ding Neng Bio-Tech on October 28, 2010, had been frustrated, and that these VIE Agreements should be terminated. WFOE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WFOE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stocks. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WFOE and Ding Neng Bio-Tech entered into binding settlement, among other things, (i) to terminate the VIE Agreements, and (ii) that the litigation fee in the amount of RMB10,000 (approximately $1,610.50) would be borne by Ding Neng Bio-Tech. Ding Neng Holdings is delinquent with its regulatory filings and annual fees to the British Virgin Islands; accordingly, the Ding Neng Holdings should be considered dormant and defunct.

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

As of March 31, 2016, the detailed identities of the consolidating subsidiaries are as follows:

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2016.

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

For the three months periods ended March 31, 2016 and 2015, no stock-based compensation has been recognized.

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

	3/31/2016	12/31/2015	3/31/2015
Exchange Rates
Year-end RMB : US$ exchange rate	6.4479	6.4907	6.1091
Average annual RMB : US$ exchange rate	6.5395	6.2175	6.1358

Year-end HKD : US$ exchange rate	7.7544	7.7504	7.7537
Average annual HKD : US$ exchange rate	7.7344	7.7521	7.7553

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

As of March 31, 2016, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10.

As of March 31, 2016:	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$40,521	$-	$-	$40,521
Total financial assets	$40,521	$-	$-	$40,521

Financial liabilities:
Capital lease	$19,791	$-	$-	$19,791
Total financial assets	$19,791	$-	$-	$19,791

As of December 31, 2015:	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$141,437	$-	$-	$141,437
Total financial assets	$141,437	$-	$-	$141,437

Financial liabilities:
Capital lease	$19,285	$-	$-	$19,285
Total financial assets	$19,285	$-	$-	$19,285

3.	RELATED PARTY RECEIVABLES

Related party receivable consisted of the following:

	3/31/2016	12/31/2015
Xiang, Zuyue, director of SQEC	$1,552,182	$1,541,956
	1,552,182	1,541,956

The amounts are unsecured, interest-free and due on demand.

Related party payable consisted of the following:

	3/31/2016	12/31/2015
Beijing Xinyu Shangfang Technology Co., Ltd.	$502,502	$470,532
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Xiang, Zuyue, director of SQEC	7,149	7,102
Wang, Yue, director of EGOOS HK	163,124	163,208
Wang, Zaixian, director of Wave Sync Corp.	250,000	250,000
Yang, Mei, director of Wave Sync Corp.	50,000	-
	974,064	892,131

The amounts are unsecured, interest-free and due on demand.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
At Cost:
Office equipment	19,537	19,408
Office furniture	11,178	11,104
	$30,715	$30,512

Less: Accumulated depreciation	(11,700)	(9,475)

	$19,015	$21,037

Depreciation expense for the years ended March 31, 2016 and 2015 was $2,394 and $2,440, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
Audit fee	6,500	35,000
	$6,500	$35,000

6.	TAXES AND OTHER PAYABLES

Taxes and other payables consisted of the followings as of March 31, 2016 and December 31, 2015:

	3/31/2016	12/31/2015
Franchise tax	$1,224,000	$1,224,000
Payroll tax	8,633	8,633
Individual income tax	2,191	2,255
	$1,234,824	$1,234,888

7.	STOCKHOLDERS’ EQUITY

(a.)	Common stock

As of March 31, 2016 and December 31, 2015, the Company has 100,000,000 shares of common stock authorized, 19,920,325 shares issued and outstanding at par value of $0.001 per share.

8.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any net income from its operations for the three months ended March 31, 2016 and 2015.

The provision for income taxes consists of the following:

For the three months ended March 31,
Current:	2016	2015
USA	$-	$-

Deferred:
USA	-	-
Provision for income taxes	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

For the three months ended March 31,
	2016	2016
Income tax at USA statutory rate of 34%	$-	$-
Others	-	-
Provision for income taxes	-	-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three month periods ended March 31, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of March 31, 2016, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses` since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax assets.

9.	EARNINGS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the three month periods ended March 31, 2016 and 2015.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three months ended March 31,
	2016	2015

Basic loss per share:	(0.01)	(0.01)
Numerator:
Net loss used in computing basic earnings per share	$(229,042)	$(199,809)

Denominator:
Weighted average common shares outstanding	19,920,325	19,583,246
Basic loss per share	$(0.01)	$(0.01)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(229,042)	$(199,809)

Denominator:
Weighted average common shares outstanding
Diluted loss per share	$(0.01)	$(0.01)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

10.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31 2016, the Company had accumulated deficits of $16,963,296 and working capital deficit of current liabilities exceeding current assets by $1,189,577 due to the substantial losses in operation in previous periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

11.	COMMITMENTS

(a.)	On January 15, 2015, the Company entered into a lease agreement for an office space in New York. The monthly rental expense is approximately $2,939. The contract was extended during the year and expires on November 30, 2016. The Company made a rental deposit of $4,700.

(b.)	On November 18, 2015, the Company entered into a lease agreement for an additional office space in New York. The monthly rental expense is approximately $2,500. The contract was extended during the year and expires on October 31, 2016. The Company made a rental deposit of $5,000.

(c.)	On April 29, 2015, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on May 1, 2015 for a two-year lease term. The monthly rental expense is approximately $2,508 (RMB 16,000).

(d.)	On April 29, 2015, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on May 1, 2015 for a two-year lease term. The monthly rental expense is approximately $941 (RMB 6,004)

As of March 31, 2016, the outstanding lease commitments are:

Year 1	$81,963
Year 2	3,413
$85,376

As of December 31, 2015, the outstanding lease commitments are:

Year 1	$98,010
Year 2	13,560
$111,570

12.	CAPITAL LEASE

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2016:

Year 1	$9,722
Year 2	10,070
Total minimum lease payments	19,792
Less: Amount representing interest	(379)
Present value of net minimum lease payments	$19,413

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $9,722 and $10,070, respectively.

As of March 31, 2016, the present value of minimum lease payments due within one year is $9,722.

13.	CONCENTRATION OF RISKS

A.	Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable. For the three month period ended March 31, 2016, one customers accounted for 100% f revenue, respectively.

As of March 31, 2016, one customers accounted for 100% of accounts receivable.

B.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the three month period ended March 31, 2016, three vendors accounted for 28%, 10%, and 62% of accounts payable, respectively. For the three month period ended March 31, 2015, three vendors accounted for 37%, 11%, and 51% of accounts payable, respectively.

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

Overview of Business

The Company is a development stage in the business of design, development, and proliferation of next generation debit and credit cards for financial institutions employing innovative secured encryption technology transmitted via audio wave technology; the Company has partnered with China Union Pay and China Construction Bank under a pilot program to develop and market to the to end using bank customers and business operators to adopt these next generation of cards by developing point of sale and commercial interfaces via software and other solutions to generate demand for these cards as a value-added alternative to current generation debit and credit cards.

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

Results of Operations

We are a development stage company and have generated minimal revenues from operations since our inception on November 11, 2013 to March 31, 2016.  As of March 31, 2015, we had total assets of $1,649,410 and total liabilities of $2,819,610. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are in the process of developing our products and services. Consequently, we generated minimal revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2016.

Revenue

Revenues for the three months ended March 31, 2016 were $3,000, due to the waiting period for security test on the card. So we just generate a little revenue in this quarter.

Expenses

During the three month period ended March 31, 2016, we incurred general and administrative expenses and professional fees of $231,693.  General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2016, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of March 31, 2016, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes for the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on April 13, 2016.

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

WAVE SYNC CORP.

May 16, 2016	By:	/s/ Zuyue Xiang
Zuyue Xiang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Finance and Accounting Officer)

