Form 10-Q
period 2016-06-30
Wave Sync Corp.
filed 2016-08-15
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding As of August 12, 2016
Common stock, par value $0.001	19,920,876

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part I, Item 2-“Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.

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
Wave Sync Corp.

We have reviewed the accompanying interim consolidated balance sheets of Wave Sync Corp. (the “Company”) as of June 30, 2016 and December 31, 2015, and the related statements of operations and comprehensive loss and statements of cash flows for the three and six month periods ended June 30, 2016 and 2015. These interim consolidated financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company had incurred substantial losses in previous years, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 10. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	WWC, P.C.
August 15, 2016	Certified Public Accountants

WAVE SYNC CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(Stated in US Dollars)

	At June 30,	At December 31,
	2016	2015
ASSETS		(Audited)

Current assets
Cash and cash equivalents	$1,564,232	$141,437
Accounts receivable, net	6,021	6,163
Other receivables	10,301	-
Related party receivables	1,506,556	1,541,956
Prepaid expenses	7,278	7,775
Prepaid taxes	1,370	47
Total Current Assets	3,095,758	1,697,378

Non-current Assets
Property, plant and equipment, net	15,585	21,037
Intangible asset, net	485	828
Deposits	9,700	9,700
Total Non-Current Assets	25,770	31,565

Total Assets	$3,121,528	$1,728,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$209,143	$184,863
Taxes payable	1,234,510	1,234,888
Other payables	298,009	307,365
Related party payables	2,837,735	892,131
Accrued expenses	6,500	35,000
Capital lease – current portion	14,654	9,280
Total Current Liabilities	4,600,551	2,663,527

Non-current Liabilities
Capital lease	4,923	10,005
	$4,605,474	$2,673,532
Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,920,325 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	19,920	19,920
Additional paid in capital	15,822,988	15,822,988
Accumulated deficit	(17,261,213)	(16,734,254)
Accumulated other comprehensive loss	(65,641)	(53,243)
Total Stockholders' (Deficit) Equity	(1,483,946)	(944,589)

Total Liabilities and Stockholders' Equity	$3,121,528	$1,728,943

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Stated in US Dollars)

(Unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2016	2015	2016	2015

Revenue	$7,500	$162,003	$4,500	$162,003
Cost of revenues	-	5,443	-	5,443
Gross profit	$7,500	$156,560	$4,500	$156,560

Operating expenses
General and administrative expenses	533,923	728,576	292,898	528,744
	533,923	728,576	292,898	528,744

Operating income	$(526,423)	$(572,016)	$(288,398)	$(372,184)

Other income (expenses)
Interest expense	(748)	-	(9,706)	-
Interest income	212	26	187	3
Total other income/(expenses)	(536)	26	(9,519)	3

Loss before income taxes	(526,959)	(571,990)	(297,917)	(372,181)

Income tax	-	-	-	-

Net loss	$(526,959)	$(571,990)	$(297,917)	$(372,181)

Other comprehensive loss
Foreign currency translation adjustment	(12,397)	(2,650)	(15,829)	(626)

Comprehensive loss	$(539,356)	$(574,640)	$(313,746)	$(372,807)

Net loss per share
Basic	$(0.03)	$(0.03)	$(0.01)	$(0.02)
Diluted	$(0.03)	$(0.03)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
Basic	19,920,325	19,920,325	19,920,325	19,920,325
Diluted	19,920,325	19,920,325	19,920,325	19,920,325

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Stated in US Dollars)

(Unaudited)

	For the six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(526,959)	$(571,990)
Depreciation and amortization	5,063	4,924
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	142	(147,812)
(Increase)/decrease in other receivable	(10,301)	(4,267)
(Increase)/decrease in related party receivable	35,400	(13,298)
(Increase)/decrease in prepaid expenses	(826)	(17,055)
Increase/(decrease) in accounts payable	24,280	(35,113)
Increase/(decrease) in accrued liabilities	(28,208)	(95,147)
Increase/(decrease) in other payable	(9,356)	161,909
Increase/(decrease) in related party advances	1,945,604	223,477
Increase/(decrease) in taxes payable	(378)	185,532
Net cash (used in)/provided by operating activities	1,434,461	(308,840)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase equipment	-	(714)
Purchase intangible asset	-	(1,412)
Increase in deposits	-	(4,700)
Net cash generated from investing activities	-	(6,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash	-	513,298
Net cash generated from financing activities	-	513,298

Net increase in cash and cash equivalents	1,434,461	197,632

Effect of foreign currency translation on cash and cash equivalents	(11,666)	(2,457)

Cash and cash equivalents, beginning balance	141,437	71,405
Cash and cash equivalents, ending balance	1,564,232	266,580

SUPPLEMENTAL DISCLOSURES:
Interest received	$212	$187
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

1.	THE COMPANY AND PRINCIPAL BUSINESS ACTIVITIES

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

On November 12, 2010, the Company entered into a share exchange agreement with Ding Neng Holdings Ltd, an investment holdings company incorporated in the British Virgin Islands (“Ding Neng Holdings”); the share exchange agreement was amended on December 6, 2010, whereby the Company, under the share exchange agreement and its related amendment, would have contemplated acquiring 100% of Ding Neng Holdings in exchange for the issuance of 26,162,505 shares of the Company’s common stock, par value $0.001. Under the share exchange agreement, the Company would have contemplated owning and operating Ding Neng Holdings and Ding Neng Holdings’ directly, and indirectly held subsidiaries: Ding Neng Bio-technology Co., Ltd. (“Ding Neng HK”), Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WOFE”), and Ding Neng Bio-tech. Ding Neng HK was incorporated under the laws of Hong Kong on September 10, 2010. Ding Neng HK did not have any operations. Ding Neng HK has been delinquent with its annual regulatory filings in Hong Kong, and should be considered dormant and defunct. Ding Neng HK was wholly-owned by Ding Neng Holdings. Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WFOE”) was incorporated as a wholly-foreign owned entity under the laws of the People’s Republic of China (“PRC”), on November 2, 2010. WFOE was wholly-owned by Ding Neng HK. Ding Neng Bio-tech was incorporated under the laws of the PRC on December 8, 2006. It was located in Zhangzhou, Fujian Province, PRC. Ding Neng Bio-tech was engaged in the production, refinement and distribution of bio-diesel fuel in Southern China. Ding Neng Bio-tech operated a biodiesel manufacturing facility in Zhangzhou. On October 28, 2010, WFOE and Ding Neng Bio-tech entered into a set of variable interest entity agreements that included: (1) a Consulting Service Agreement with Ding Neng Bio-tech, which entitled WFOE to receive substantially all of the economic benefits of Ding Neng Bio-tech in consideration for services provided by WFOE to Ding Neng Bio-tech, (2) an Option Agreement with Xinfeng Nie, Sanfu Huang, and Shunlong Hu (the shareholders of Ding Neng Bio-tech) allowing the WFOE to acquire all the shares of Ding Neng Bio-tech as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WFOE with the all the voting rights of the Ding Neng Bio-tech shareholders, and (4) an Equity Pledge Agreement that pledges the shares in Ding Neng Bio-tech to WFOE (VIE Agreements). These VIE Agreements granted effective control over Ding Neng Bio-tech to WFOE. On June 4, 2015, WFOE filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain executed VIE Agreements entered into by WFOE and Ding Neng Bio-Tech on October 28, 2010, had been frustrated, and that these VIE Agreements should be terminated. WFOE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WFOE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stocks. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WFOE and Ding Neng Bio-Tech entered into binding settlement, among other things, (i) to terminate the VIE Agreements, and (ii) that the litigation fee in the amount of RMB10,000 (approximately $1,610.50) would be borne by Ding Neng Bio-Tech. Ding Neng Holdings is delinquent with its regulatory filings and annual fees to the British Virgin Islands; accordingly, the Ding Neng Holdings should be considered dormant and defunct.

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

SQEC was incorporated on November 11, 2013. The Company is in the business of design, development, and proliferation of next generation debit and credit cards for financial institutions employing innovative secured encryption technology transmitted via audio wave technology; the Company intends to work with China Union Pay and China Construction Bank under a potential pilot program to develop and market to end user bank customers and business operators to adopt these next generation of cards by developing point of sale and commercial interfaces via software and other solutions to generate demand for these cards as a value-added alternative to the current generation of debit and credit cards.

On January 28, 2015, ownership of SQEC’s was transferred from Bao, Shanshan to Xiang, Zuyue for a consideration of approximately $1,629,062 (RMB 10,000,000). Simultaneously, Xiang, Zuyue transferred 40% of ownership to Li, Na for a consideration of $651,625 (RMB 4,000,000). On July 24, 2015, SQEC entire ownership was collectively transferred from Xiang, Zuyue and Li, Na to GZYZ for a consideration of approximately $1,629,062 (RMB 10,000,000).

On March 16, 2015, the GZRS was incorporated as a wholly-owned subsidiary of SQEC. GZRS has an authorized capital of RMB 1,000,000. As of the date of this report, GZRS has not been capitalized.

Pursuant to the Share Purchase Agreement the Company issued a convertible note to EGOOS BVI’s sole shareholder for 100% equity interest in EGOOS BVI. The note is convertible into 15,000,000 shares of the Company’s common stock contingent on the following conditions: (i) the Company has effectuated a reverse split of all of the issued and outstanding Common Stock as of the date of the issuance of the note (the “Reverse Split”) and (ii) the average closing price of the common stock for 3 business days within any period of 10 consecutive business days exceeds $1.00 per share (the “Conversion Conditions”). Upon conversion of the note, the existing shareholders of the Registrant will own an aggregate of 24.7% of the post-acquisition entity. The note was issued at par, unsecured, interest free, and due on the second anniversary of the issuance date of the note. In accounting for the note, the Company has assumed that the note does not carry any discount from face that requires accretion as interest expense to its results of operations, including any potential beneficial conversion features. On January 26, 2016, the reverse split was effectuated, and subsequently, on February 4, 2016, the convertible promissory note was converted into 15 million newly issued shares of the Company’s common stock. The conversion of the promissory note has been recognized retroactively to the first period presented as a component of the reverse takeover transactions detailed below.

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

As of June 30, 2016, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
EGOOS Mobile Technology Company Limited ("EGOOS BVI")	BVI	100%	$1
EGOOS Mobile Technology Company Limited ("EGOOS HK")	Hong Kong	100%	1,290
Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”)	P.R.C. (WOFE)	100%	-
Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”)	P.R.C.	100%	150,527
Shenzhen Qianhai Exce-card Technology Co., Ltd. (“SQEC”)	P.R.C.	100%	150,527
Guangzhou Rongsheng Information Technology Co., Ltd. (“GZRS”)	P.R.C.	100%	1,505,267

D.	Use of estimates

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

For the three and six month periods ended June 30, 2016 and 2015, no stock-based compensation has been recognized.

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

Exchange Rates	6/30/2016	3/31/2016	12/31/2015	6/30/2015	3/31/2015
Year-end RMB : US$ exchange rate	6.6433	6.4479	6.4907	6.0888	6.1091
Average annual RMB : US$ exchange rate	6.5353	6.5395	6.2175	6.1128	6.1358

Year-end HKD : US$ exchange rate	7.7586	7.7544	7.7504	7.7519	7.7537
Average annual HKD : US$ exchange rate	7.7669	7.7344	7.7521	7.7535	7.7553

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

As of June 30, 2016, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of June 30, 2016:	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$1,564,232	$-	$-	$1,564,232
Total financial assets	$1,564,232	$-	$-	$1,564,232

Financial liabilities:
Capital lease	$19,577	$-	$-	$19,577
Total financial assets	$19,577	$-	$-	$19,577

As of December 31, 2015:	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$141,437	$-	$-	$141,437
Total financial assets	$141,437	$-	$--	$141,437

Financial liabilities:
Capital lease	$19,285	$-	$-	$19,285
Total financial assets	$19,285	$-	$--	$19,285

3.	RELATED PARTY RECEIVABLES AND PAYABLES

Related party receivable consisted of the following:

	6/30/2016	12/31/2015
Xiang, Zuyue, director of SQEC	$1,506,556	$1,541,956
	1,506,556	1,541,956

The amounts are unsecured, interest-free and due on demand.

Related party payable consisted of the following:

	6/30/2016	12/31/2015
Beijing Xinyu Shangfang Technology Co., Ltd.	$450,689	$470,532
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Xiang, Zuyue, director of SQEC	-	7,102
Wang, Yue, director of EGOOS HK	163,036	163,208
Wang, Zaixian, director of Wave Sync Corp.*	2,222,221	250,000
Wang, Zhenyu, employee of Wave Sync Corp.	500	-
	$2,873,735	$892,131

The amounts are unsecured, interest-free and due on demand.

* The Company obtained Schuldschein loans from its director which are due between six months and one year

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015
At Cost:
Office equipment	18,962	19,408
Office furniture	10,849	11,104
	$29,811	$30,512

Less: Accumulated depreciation	(14,226)	(9,475)

	$15,585	$21,037

Depreciation expense for the period ended June 30, 2016 and 2015 was $5,063 and $4,924, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015
Audit fee	6,500	35,000
	$6,500	$35,000

6.	TAXES AND OTHER PAYABLES

Taxes and other payables consisted of the followings as of June 30, 2016 and December 31, 2015:

	6/30/2016	12/31/2015
Franchise tax	$1,224,000	$1,224,000
Payroll tax	8,633	8,633
Individual income tax	1,877	2,255
	$1,234,510	$1,234,888

7.	STOCKHOLDERS’ EQUITY

Common stock

As of June 30, 2016 and December 31, 2015, the Company has 100,000,000 shares of common stock authorized, 19,920,325 shares issued and outstanding at par value of $0.001 per share.

8.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any net income from its operations for the six months ended June 30, 2016 and 2015.

The provision for income taxes consists of the following:

	For the six months ended June 30,		For the three months ended June 30,
Current:	2016	2015	2016	2015
USA	$-	$-	$-	$-

Deferred:
USA	-	-	-	-
Provision for income taxes	-	-	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the six months ended June 30,		For the three months ended June 30,
	2016	2015	2016	2015
Income tax at USA statutory rate of 34%	$-	$-	$-	$-
Others	-	-	-	-
Provision for income taxes	-	-	-	-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three and six month periods ended June 30, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of June 30, 2016, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses` since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax assets.

9.	EARNINGS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the three and six month periods ended June 30, 2016 and 2015.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the six months ended June 30,		For the three months ended June 30,
	2016	2015	2016	2015

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(526,959)	$(571,990)	$(297,917)	$(372,181)

Denominator:
Weighted average common shares outstanding	19,920,325	19,920,325	19,920,325	19,920,325
Basic loss per share	$(0.03)	$(0.03)	$(0.01)	$(0.02)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(526,959)	$(571,990)	$(297,917)	$(372,181)

Denominator:
Weighted average common shares outstanding
Diluted loss per share	$(0.03)	$(0.03)	$(0.01)	$(0.02)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

10.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2016, the Company had accumulated deficits of $17,261,213 and working capital deficit of current liabilities exceeding current assets by $1,504,792 due to the substantial losses in operation in previous periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

11.	COMMITMENTS

(a.)	On January 15, 2015, the Company entered into a lease agreement for an office space in New York. The monthly rental expense is approximately $2,939. The contract was extended during the year and expires on November 30, 2016. The Company made a rental deposit of $4,700.

(b.)	On November 18, 2015, the Company entered into a lease agreement for an additional office space in New York. The monthly rental expense is approximately $2,500. The contract was extended during the year and expires on October 31, 2016. The Company made a rental deposit of $5,000.

(c.)	On April 29, 2015, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on May 1, 2015 for a two-year lease term. The monthly rental expense is approximately $2,508 (RMB 16,000).

(d.)	On April 29, 2015, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on May 1, 2015 for a two-year lease term. The monthly rental expense is approximately $941 (RMB 6,004)

As of June 30, 2016, the outstanding lease commitments are:

Year 1	57,817
Year 2	-
57,817

As of December 31, 2015, the outstanding lease commitments are:

Year 1	$98,010
Year 2	13,560
$111,570

12.	CAPITAL LEASE

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2016:

Year 1	14,654
Year 2	4,923
Total minimum lease payments	19,577
Less: Amount representing interest	(1,497)
Present value of net minimum lease payments	$18,080

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $14,654 and $4,923, respectively.

As of June 30, 2016, the present value of minimum lease payments due within one year is $14,654.

13.	CONCENTRATION OF RISKS

A.	Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable. For the six month period ended June 30, 2016, one customers accounted for 100% of revenue, respectively.

As of June 30, 2016, one customers accounted for 100% of accounts receivable.

B.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the six month period ended June 30, 2016, three vendors accounted for 28%, 10%, and 62% of accounts payable, respectively. For the six month period ended June 30, three vendors accounted for 37%, 11%, and 51% of accounts payable, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition since the Company’s inception should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this quarterly report. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “possible,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, adverse results of lawsuits against us and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate and speak only as of the date hereof. Management undertakes no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This cautionary statement is applicable to all forward-looking statements contained in this report.

Overview of Business

The Company is a development stage company in the business of design, development, and proliferation of next generation debit and credit cards for financial institutions employing innovative secured encryption technology transmitted via audio wave technology; the Company has partnered with China Union Pay and China Construction Bank under a pilot program to develop and market to the end using bank customers and business operators to adopt these next generation of cards by developing point of sale and commercial interfaces via software and other solutions to generate demand for these cards as a value-added alternative to current generation debit and credit cards.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Results of Operations

We are a development stage company and have generated minimal revenues from operations since our inception on November 11, 2013 to June 30, 2016. As of June 30, 2016, we had total assets of $3,121,528 and total liabilities of $4,605,474. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are in the process of developing our products and services. Consequently, we have generated minimal revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2016.

Revenue

Revenues for the three months ended June 30, 2016 were $4,500. During this period, our efforts were focused on conducting security testing on the debit and credit cards that we are developing. Revenues for the six months ended June 30, 2016 were $7,500 compared to $162,003 for the six month period ended June 30, 2015.

Expenses

During the three month period ended June 30, 2016, we incurred general and administrative expenses and professional fees of $292,898. General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing. The Company heavily relies on funding provided from related parties to maintain its operations. We cannot give any assurance that we will be able to secure additional adequate funding in the future and as a result might have to curtail our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2016, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of June 30, 2016, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

WAVE SYNC CORP.

August 15, 2016	By:	/s/ Zuyue Xiang
Zuyue Xiang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Finance and Accounting Officer)

