Form 10-Q
period 2016-09-30
Wave Sync Corp.
filed 2016-11-14
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016,

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding As of November 10, 2016
Common stock, par value $0.001	19,920,876

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to Wave Sync Corp., a Delaware corporation, and its subsidiaries, unless otherwise indicated or the context otherwise requires.

i

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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Contents

Page(s)

Report of Independent Accountant	F-1

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss	F-3

Condensed Consolidated Statements of Cash Flows	F-4

Notes to Condensed Consolidated Financial Statements	F-5 – F-16

1

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Wave Sync Corp.

We have reviewed the accompanying interim consolidated balance sheets of Wave Sync Corp. (the “Company”) as of September 30, 2016 and December 31, 2015, and the related statements of operations and comprehensive loss and statements of cash flows for the three and nine month periods ended September 30, 2016 and 2015. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
November 14, 2016	Certified Public Accountants

CONDENSED CONSOLIDATED BALANCE SHEETS

 AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Stated in US Dollars)

	At September 30,	At December 31,
	2016	2015
		(Audited)
ASSETS
Current assets
Cash and cash equivalents	$857,719	$141,437
Accounts receivable, net	5,998	6,163
Other receivables	41,541	-
Related party receivables	1,500,679	1,541,956
Prepaid expenses	7,903	7,775
Prepaid taxes	3,143	47
Total Current Assets	2,416,983	1,697,378

Non-current Assets
Property, plant and equipment, net	14,857	21,037
Intangible asset, net	322	828
Deposits	9,700	9,700
Total Non-Current Assets	24,879	31,565

Total Assets	$2,441,862	$1,728,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$180,380	$184,863
Taxes payable	1,236,575	1,234,888
Other payables	1,806,913	307,365
Related party payables	1,121,043	892,131
Accrued expenses	6,500	35,000
Capital lease – current portion	17,432	9,280
Total Current Liabilities	4,368,843	2,663,527

Non-current Liabilities
Capital lease	2,433	10,005
	$4,371,276	$2,673,532
Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,920,325 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	19,920	19,920
Additional paid in capital	15,822,988	15,822,988
Accumulated deficit	(17,704,410)	(16,734,254)
Accumulated other comprehensive loss	(67,912)	(53,243)
Total Stockholders' (Deficit) Equity	(1,929,414)	(944,589)

Total Liabilities and Stockholders' Equity	$2,441,862	$1,728,943

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Stated in US Dollars)

(Unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2016	2015	2016	2015

Revenue	$-	$160,746	$-	$-
Cost of revenues	-	579	-	-
Gross profit	$-	$160,167	$-	$-

Operating expenses
General and administrative expenses	985,281	978,867	451,358	260,405
	985,281	978,867	451,358	260,405

Operating income	$(985,281)	$(818,700)	$(451,358)	$(260,405)

Other income (expenses)
Interest income	2,346	121	2,135	95
Interest expense	(1,113)	(1,719)	(367)	(1,719)
Other income	16,500	941	9,000	941
Other expense	(2,608)	-	(2,608)	-
Total other income/(expenses)	15,125	(657)	8,160	(683)

Loss before income taxes	(970,156)	(819,357)	(443,198)	(261,088)

Income tax	-	-	-	-

Net loss	$(970,156)	$(819,357)	$(443,198)	$(261,088)

Other comprehensive loss
Foreign currency translation adjustment	(14,669)	44,502	(2,271)	35,925

Comprehensive loss	$(984,825)	$(774,855)	$(445,469)	$(225,163)

Net loss per share
Basic	$(0.04)	$(0.04)	$(0.02)	$(0.01)
Diluted	$(0.04)	$(0.04)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
Basic	19,920,325	19,920,325	19,920,325	19,920,325
Diluted	19,920,325	19,920,325	19,920,325	19,920,325

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Stated in US Dollars)

(Unaudited)

	For the nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(970,156)	$(819,357)
Depreciation and amortization	7,747	7,187
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	165	-
(Increase)/decrease in other receivable	(41,541)	1,982
(Increase)/decrease in related party receivable	41,277	56,491
(Increase)/decrease in prepaid expenses	(3,225)	(18,298)
Increase/(decrease) in accounts payable	(4,483)	(81,986)
Increase/(decrease) in accrued liabilities	(27,919)	(223,984)
Increase/(decrease) in other payable	1,499,548	(140,291)
Increase/(decrease) in related party advances	228,912	311,962
Increase/(decrease) in taxes payable	1,687	504,296
Net cash (used in)/provided by operating activities	732,012	(401,998)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,798)	-
Purchase intangible asset	-	(1,158)
Increase in deposits	-	(4,700)
Net cash generated from investing activities	(1,798)	(5,858)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash	-	500,000
Net cash generated from financing activities	-	500,000

Net increase in cash and cash equivalents	730,214	92,144

Effect of foreign currency translation on cash and cash equivalents	(13,932)	(44,311)

Cash and cash equivalents, beginning balance	141,437	71,405
Cash and cash equivalents, ending balance	$857,719	$119,236

SUPPLEMENTAL DISCLOSURES:
Interest received	$2,346	$121
Interest paid	$1,113	$1,719
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

1.	THE COMPANY AND PRINCIPAL BUSINESS ACTIVITIES

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

On November 12, 2010, the Company entered into a share exchange agreement with Ding Neng Holdings Ltd, an investment holdings company incorporated in the British Virgin Islands (“Ding Neng Holdings”); the share exchange agreement was amended on December 6, 2010, whereby the Company, under the share exchange agreement and its related amendment, would have contemplated acquiring 100% of Ding Neng Holdings in exchange for the issuance of 26,162,505 shares of the Company’s common stock, par value $0.001. Under the share exchange agreement, the Company would have contemplated owning and operating Ding Neng Holdings and Ding Neng Holdings’ directly, and indirectly held subsidiaries: Ding Neng Bio-technology Co., Ltd. (“Ding Neng HK”), Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WFOE”), and Ding Neng Bio-tech. Ding Neng HK was incorporated under the laws of Hong Kong on September 10, 2010. Ding Neng HK did not have any operations. Ding Neng HK has been delinquent with its annual regulatory filings in Hong Kong, and should be considered dormant and defunct. Ding Neng HK was wholly-owned by Ding Neng Holdings. Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WFOE”) was incorporated as a wholly-foreign owned entity under the laws of the People’s Republic of China (“PRC”), on November 2, 2010. WFOE was wholly-owned by Ding Neng HK. Ding Neng Bio-tech was incorporated under the laws of the PRC on December 8, 2006. It was located in Zhangzhou city Fujian Province of PRC. Ding Neng Bio-tech was engaged in the production, refinement and distribution of bio-diesel fuel in Southern China. Ding Neng Bio-tech operated a biodiesel manufacturing facility in Zhangzhou city. On October 28, 2010, WFOE and Ding Neng Bio-tech entered into a set of variable interest entity agreements that included: (1) a Consulting Service Agreement with Ding Neng Bio-tech, which entitled WFOE to receive substantially all of the economic benefits of Ding Neng Bio-tech in consideration for services provided by WFOE to Ding Neng Bio-tech, (2) an Option Agreement with Xinfeng Nie, Sanfu Huang, and Shunlong Hu (the shareholders of Ding Neng Bio-tech) allowing the WFOE to acquire all the shares of Ding Neng Bio-tech as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WFOE with the all voting rights of the Ding Neng Bio-tech shareholders, and (4) an Equity Pledge Agreement that pledges the shares in Ding Neng Bio-tech to WFOE (VIE Agreements). These VIE Agreements granted effective control of Ding Neng Bio-tech to WFOE. On June 4, 2015, WFOE filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain executed VIE Agreements entered into by WFOE and Ding Neng Bio-Tech on October 28, 2010, had been frustrated, and that these VIE Agreements should be terminated. WFOE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WFOE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stocks. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WFOE and Ding Neng Bio-Tech entered into binding settlement, among other things, (i) to terminate the VIE Agreements, and (ii) that the litigation fee in the amount of RMB10,000 (approximately $1,610.50) would be borne by Ding Neng Bio-Tech. Ding Neng Holdings is delinquent with its regulatory filings and annual fees to the British Virgin Islands; accordingly, the Ding Neng Holdings should be considered dormant and defunct.

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

Share Purchase Agreement

On October 19, 2015, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with EGOOS Mobile Technology Company Limited, a British Virgin Islands holding company (“EGOOS BVI”), which owns 100% of EGOOS Mobile Technology Company Limited, a Hong Kong company (“EGOOS HK”), which owns 100% of Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WFOE”), a foreign investment enterprise organized under the laws of the PRC, and which has, through various contractual agreements known as variable interest entity (“VIE”) agreements. These VIE agreements provide the WFOE management control and the rights to the profits of Guangzhou Yuzhi Information Technology Co., Ltd., a corporation organized under the laws of the PRC as a variable interest entity (“GZYZ”), which owns 100% of Shenzhen Qianhai Exce-card Technology Co., Ltd., a Chinese corporation (“SQEC”), which owns 100% of Guangzhou Rongsheng Information Technology Co., Ltd., a Chinese corporation (“GZRS”) and the sole shareholder of EGOOS BVI. The VIE agreements include: (1) an Exclusive Service Agreement between WFOE and GZYZ, which entitles WFOE to receive substantially all of the economic benefits of GZYZ in consideration for services provided by WFOE to GZYZ, (2) a Call Option Agreement with the shareholders of GZYZ, Yang Wenbin and Li Ping, allowing the WFOE to acquire all the shares of GZYZ as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WFOE with the all voting rights of the GZYZ’s shareholders, and (4) an Equity Pledge Agreement that pledges the shares in GZYZ to WFOE.

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

The consolidated financial statements were prepared assuming that the Company has controlled EGOOS BVI and its intermediary holding companies, operating subsidiaries, and variable interest entities: EGOOS HK, WFOE, GZYZ, SQEC, and GZRS from the first period presented. The transactions detailed above have been accounted for as reverse takeover transactions and a recapitalization of the Company, including the conversion of the convertible promissory note; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and EGOOS BVI (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded. As a result of this transaction, the Company is deemed to be a continuation of the business of EGOOS BVI and SQEC.

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

As of September 30, 2016, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
EGOOS Mobile Technology Company Limited (“EGOOS BVI”)	BVI	100%	$1
EGOOS Mobile Technology Company Limited (“EGOOS HK”)	Hong Kong	100%	1,290
Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WFOE”)	P.R.C. (WFOE)	100%	-
Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”)	P.R.C.	100%	150,527
Shenzhen Qianhai Exce-card Technology Co., Ltd. (“SQEC”)	P.R.C.	100%	150,527
Guangzhou Rongsheng Information Technology Co., Ltd. (“GZRS”)	P.R.C.	100%	1,505,267

D.	Use of estimates

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

For the three and nine month periods ended September 30, 2016 and 2015, no stock-based compensation has been recognized.

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

Exchange Rates	9/30/2016	12/31/2015	9/30/2015
Year-end RMB : US$ exchange rate	6.6694	6.4907	6.3538
Average annual RMB : US$ exchange rate	6.5792	6.2175	6.1606

Year-end HKD : US$ exchange rate	7.7547	7.7504	7.7499
Average annual HKD : US$ exchange rate	7.7632	7.7521	7.7527

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

On January 5, 2016, the FASB issued ASU No. 2016-01 "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.

On February 25, 2016, the FASB issued ASU No. 2016-02 "Leases (Topic 842)", its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition standard (e.g., those related to evaluating when profit can be recognized).

Furthermore, the ASU addresses other concerns related to the current leases model. For example, the ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

●	Applying judgment and estimating.
●	Managing the complexities of data collection, storage, and maintenance.
●	Enhancing information technology systems to ensure their ability to perform the calculations necessary for compliance with reporting requirements.
●	Refining internal controls and other business processes related to leases.
●	Determining whether debt covenants are likely to be affected and, if so, working with lenders to avoid violations.
●	Addressing any income tax implications.

The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (e.g., calendar periods beginning on January 1, 2019), and interim periods therein.

On March 15, 2016, the FASB issued ASU No. 2016-07 "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting", which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor's previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method.

The guidance in the ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early adoption is permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU's effective date. Additional transition disclosures are not required upon adoption.

On March 17, 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", which amends the principal-versus-agent implementation guidance and illustrations in the Board's new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard's principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard's control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is "a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer." Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others.

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard.

On March 30, 2016, the FASB issued ASU No. 2016-09 "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)". Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. As a result, the Company has elected to early adopt this Update prospectively as of September 30, 2016 and prior periods have not been retrospectively adjusted.

As of September 30, 2016, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of September 30, 2016:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$857,719	$-	$-	$857,719
Total financial assets	$857,719	$-	$-	$857,719

Financial liabilities:
Capital lease	$19,865	$-	$-	$19,865
Total financial assets	$19,865	$-	$-	$19,865

As of December 31, 2015:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$141,437	$-	$-	$141,437
Total financial assets	$141,437	$-	$-	$141,437

Financial liabilities:
Capital lease	$19,285	$-	$-	$19,285
Total financial assets	$19,285	$-	$-	$19,285

3.	RELATED PARTY RECEIVABLES AND PAYABLES

Related party receivable consisted of the following:

	9/30/2016	12/31/2015
Xiang, Zuyue, director of SQEC	$1,500,679	$1,541,956
	1,500,679	1,541,956

The amounts are unsecured, interest-free and due on demand.

Related party payable consisted of the following:

	9/30/2016	12/31/2015
Beijing Xinyu Shangfang Technology Co., Ltd.	$155,659	$470,532
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Xiang, Zuyue, director of SQEC	-	7,102
Wang, Yue, director of EGOOS HK	163,117	163,208
Wang, Zaixian, director of Wave Sync Corp.*	800,000	250,000
Wang, Zhenyu, employee of Wave Sync Corp.	500	-
Li, Ping, director of WFOE	478	-
	$1,121,043	$892,131

The amounts are unsecured, interest-free and due on demand.

* The Company obtained Schuldschein loans from its director which are due between six months and one year.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
At Cost:
Office equipment	18,888	19,408
Office furniture	12,721	11,104
	$31,609	$30,512

Less: Accumulated depreciation	(16,752)	(9,475)

	$14,857	$21,037

Depreciation expense for the period ended September 30, 2016 and 2015 was $7,747 and $7,187, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Audit fee	6,500	35,000
	$6,500	$35,000

6.	TAXES PAYABLE

Taxes payable consisted of the followings as of September 30, 2016 and December 31, 2015:

	9/30/2016	12/31/2015
Franchise tax	$1,224,000	$1,224,000
Payroll tax	8,633	8,633
Individual income tax	3,942	2,255
	$1,236,575	$1,234,888

7.	STOCKHOLDERS’ EQUITY

Common stock

As of September 30, 2016 and December 31, 2015, the Company has 100,000,000 shares of common stock authorized, 19,920,325 shares issued and outstanding at par value of $0.001 per share.

8.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any net income from its operations for the nine months ended September 30, 2016 and 2015.

The provision for income taxes consists of the following:

	For the nine months ended September 30,		For the three months ended September 30,
Current:	2016	2015	2016	2015
USA	$-	$-	$-	$-

Deferred:
USA	-	-	-	-
Provision for income taxes	-	-	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the nine months ended September 30,		For the three months ended September 30,
	2016	2015	2016	2015
Income tax at USA statutory rate of 34%	$-	$-	$-	$-
Others	-	-	-	-
Provision for income taxes	-	-	-	-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three and nine month periods ended September 30, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of September 30, 2016, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses` since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax assets.

9.	EARNINGS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the three and nine month periods ended September 30, 2016 and 2015.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the nine months ended September 30,		For the three months ended September 30,
	2016	2015	2016	2015

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(970,156)	$(819,357)	$(443,198)	$(261,088)

Denominator:
Weighted average common shares outstanding	19,920,325	19,920,325	19,920,325	19,920,325
Basic loss per share	$(0.04)	$(0.04)	$(0.02)	$(0.01)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(970,156)	$(819,357)	$(443,198)	$(261,088)

Denominator:
Weighted average common shares outstanding
Diluted loss per share	$(0.04)	$(0.04)	$(0.02)	$(0.01)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

10.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2016, the Company had accumulated deficits of $17,704,410 and working capital deficit of current liabilities exceeding current assets by $1,951,860 due to the substantial losses in operation in previous periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

11.	COMMITMENTS

(a.)	On January 15, 2015, the Company entered into a lease agreement for an office space in New York. The monthly rental expense is approximately $2,939. The contract was extended during the year and expires on November 30, 2016. The Company made a rental deposit of $4,700.

(b.)	On November 18, 2015, the Company entered into a lease agreement for an additional office space in New York. The monthly rental expense is approximately $2,500. The contract was extended during the year and expires on October 31, 2016. The Company made a rental deposit of $5,000.

(c.)	On June 2, 2016, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on June 1, 2016 for a three-year lease term. The monthly rental expense is approximately $2,936 (RMB 19,579).

(d.)	On September 1, 2016, Mr. Zuyue Xiang entered into a lease agreement on behalf of the Company for office space in Guangdong Province, P.R.C. commencing on September 1, 2016 for a three-year lease term. The monthly rental expense is approximately $957 (RMB 6,384).

As of September 30, 2016, the outstanding lease commitments are:

Year 1	$55,093
Year 2	46,715
Year 3	34,972
$136,780

As of December 31, 2015, the outstanding lease commitments are:

Year 1	$98,010
Year 2	13,560
$111,570

12.	CAPITAL LEASE

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2016:

Year 1	$17,432
Year 2	2,433
Total minimum lease payments	19,865
Less: Amount representing interest	(1,098)
Present value of net minimum lease payments	$18,767

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $17,432 and $2,433, respectively.

As of September 30, 2016, the present value of minimum lease payments due within one year is $18,767.

13.	CONCENTRATION OF RISKS

A.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the nine month period ended September 30, 2016, three vendors accounted for 30%, 8%, and 62% of accounts payable, respectively. For the nine month period ended September 30, 2015, three vendors accounted for 30%, 10%, and 60% of accounts payable, respectively.

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

Results of Operations

We are a development stage company and have generated minimal revenues from operations since our inception on November 11, 2013 to September 30, 2016.  As of September 30, 2016, we had total assets of $2,441,862 and total liabilities of $4,371,276. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are in the process of developing our products and services. Consequently, we generated minimal revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2016.

Revenue

Revenues for the three months ended September 30, 2016 were $0, due to the waiting period for security test on the card. So we have no revenue in this quarter. Revenues for the nine months ended September 30, 2016 were $0 compared to $160,746 for the period to September 30, 2015.

Expenses

During the three month period ended September 30, 2016, we incurred general and administrative expenses and professional fees of $451,358.  General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

2

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. We expect to finance our operations through advances from related parties, the sale of equity or debt securities until we generate positive cash flows. We may need additional debt or equity capital in order to remain solvent. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2016, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of September 30, 2016, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

3

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE SYNC CORP.

November 14, 2016	By:	/s/ Zuyue Xiang
Zuyue Xiang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Finance and Accounting Officer)

5