Form 10-K
period 2016-12-31
Wave Sync Corp.
filed 2017-03-31
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter approximately $8,851,344 as of June 30, 2016.

As of March 16, 2017, the registrant has 19,920,876 shares of common stock outstanding.

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

On April 22, 2016, Guangdong Branch (“CCB Guangdong”) of China Construction Bank, one of China’s four major banks, launched a pilot program to issue new audio bank cards embedded with our inlays. Under this pilot program, the audio cards with our inlays, once applied for by the end-users, will be issued and distributed by CCB Guangdong to its selected customers from its pool of 25 million customers.

On August 22, 2016, we announced that Guangdong Qilong Internet Technology Co., Ltd. (“Qilong”), a high technology company based in Guangzhou, China, and one of the Company’s subsidiaries, Shenzhen Exce-card, entered into a strategic agreement to jointly develop the next generation of audio bank cards within the China Union Pay network. It is expected that the end users of the audio bank cards to be developed under this strategic agreement will have the ability to use various services, including the ability to connect their savings accounts thereto, purchase items on credit, transfer among their accounts, take advantage of discounts on certain purchases and travel arrangements and manage their capital.

On February 15, 2017, we, through Shenzhen Exce-card, entered into a card supply agreement (the “SD Card Supply Agreement”) with SmartDisplayer Technology, Co. Ltd. (“SmartDisplayer”), a company incorporated under the law of Taiwan, Republic of China, pursuant to which SmartDisplayer agrees to supply audio bank cards in compliance with Shenzhen Exce-card’s specifications and the ISO 7810 standard and in amounts requested by Shenzhen Exce-card from time to time for a term of two years commencing from the execution date of the SD Card Supply Agreement.

Other than the research, development, marketing and distribution of inlays for audio bank cards, we are developing and expanding our product and services to other fields, which may include providing business consulting services, solutions and software products, and system development services to card issuing banks, third party payment entities, and other card issuing entities, and may also include entering into cooperation agreements with banks to issue co-branded cards in order to share annual fees and transaction fees generated by these co-branded cards, and developing customers and commercial users via the operation of audio payment platform.

Our Market

The Chinese Bank Card Market

According to a report published by the PBOC, in 2015, an aggregate of 5.442 billion bank cards were issued in China, an increase of 10.25% over 2014; national cardholding per capita was 4.39 as of the end of the third fiscal quarter of 2016. In terms of number of cards in circulation, the Chinese payment cards market is expected to grow at a CAGR of 4.9% over the period 2015-2020. Respecting the markets outside China, 68 million UnionPay cards have been issued in over 40 countries and regions by the end of November 2016.

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

On January 1, 2008, the National People’s Congress of China passed “the Enterprise Income Tax Law of the People’s Republic of China.” Accordingly, “the enterprise income tax on important high- and new-tech enterprises that are necessary to be supported by the state shall be levied at the reduced tax rate of 15%”, which applies to Guangzhou Yuzhi and its Subsidiaries. The regular enterprise income tax rate is 25% in China.

On July 18, 2015, the PBOC, the Ministry of Industry and Information Technology, the Ministry of Finance and seven other state government authorities jointly issued the Guideline Opinions on Promoting the Healthy Development of Internet Finance (the “Guidelines”), which aim to encourage innovation and support the steady development of internet finance.

Our Customers

Our inlays and relevant technology support are expected to be sold to bank card manufacturers. Audio bank cards embedded with our inlays are then expected to be sold to CCB Guangdong via its pilot program. In addition, we expect to develop and maintain our relationships with other banks throughout China.

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

Through the strategic partnership with Qilong, we are exploring the possibility of selling our next generation audio bank cards to customers or members of Qilong, which is a joint developer of such said cards.

Change of Management and Directors of the Company

On January 6, 2015, the Board elected Ms. Mei Yang as a director and the chairman of board of directors of the Company.

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

Our marketing strategy is to develop relationships with major banks and strategic business partners in China, starting with the pilot program in March of 2016 when CCB started testing internally the audio bank cards embedded with our flexible circuit board with the audio chips. Upon a consistent positive response from the market and relying on the success of this pilot program, we may seek to further develop relationships with other card issuers including banks, such as China Industrial and Commercial Bank, Bank of China, Agricultural Bank of China, and Bank of Communications. Issuance of audio bank cards by these card issuers and large banks may in turn encourage other smaller banks and card issuers in China to work with us and market our products to their customers. In addition, we are exploring co-development opportunities with non-bank businesses. On August 22, 2016, we entered into a strategic agreement with Qilong to jointly develop the next generation of audio bank cards within the China Union Pay network. We hope that we can leverage Qilong’s customer base to market the next generation of our audio bank cards.

Pricing

At present, there are no similar products on the market. Taking into account the level of acceptance by the market and the negotiation with issuing banks, we suggest that the unit price of the audio bank cards with our inlays to be set at per unit RMB 55, approximately $8.65, and inlay audio chips at per unit RMB 45, approximately $7.08. Price will be adjusted downwards upon the increase of volume issued and the amounts of competitive offers.

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

Employees

A substantial part of our employees are located in China. As of the date of this annual report, Guangzhou Yuzhi and its subsidiaries have 20 employees in China and 9 employees are located in the U.S. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and workers’ compensation insurance, and a housing assistance fund, in accordance with relevant regulations. Guangzhou Yuzhi and its Subsidiaries are currently paying social insurance for all of their twenty (20) full-time employees through a third party agent. We expect the amount of contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

Intellectual Property

Currently we have five valid patents that were granted by the State Intellectual Property Office of the P.R.C. (“SIPO”) and the terms of which are ten years from the dates of grant of the patent applications. The five patents relate to the audio bank card technology and designs and its transaction system, such as the design of the circuit board embedded in the audio card, the transaction platform processing the audio data and the design of the audio chip. Two of the five patents were granted on May 4, 2016 and the rest were granted respectively on January 22, 2014, September 9, 2015 and December 23, 2015. We obtained one trademark of the Company’s logo from SIPO on August 21, 2016, which remains valid until August 20, 2026. In addition, we have two other pending trademark applications in P.R.C. On April 23, 2015, the Company through one of its subsidiaries obtained the copyright on its software of Zhuozhi Changtian bank audio card application for micro and small businesses

Pursuant to the Partnership Agreement, any background information and know-how used in connection with the agreement remain the property of the party introducing such background information. UINT’s know-how relating to the services it provides under this agreement remains the exclusive property of UINT and it may use such know-how for other clients. Additionally, the costs and rights of any patent related to the new audio bank card product arises during the Term are borne by and shared equally by both parties.

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

Competition

We currently are not aware of any other companies in or outside of China which is producing or marketing the similar products as our audio bank cards.

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

Going Concern

As reflected in the accompanying financial statements, as of December 31, 2016, the Company had accumulated deficits of $16,576,102 and working capital deficit of current liabilities exceeding current assets by $838,559 due to the substantial losses in operation in previous periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Guangzhou Yuzhi and its Subsidiaries have had a limited prior operating history by which to evaluate the likelihood of success or their ability to continue as a going concern. Although Guangzhou Yuzhi and its Subsidiaries have been developing technology for and producing inlays for audio bank cards, and are participating in a pilot program with CCB Guangdong, there is no assurance our production capacity and sales will keep increasing in a profitable manner.

Guangzhou Yuzhi and its Subsidiaries heavily depend on sales of one key product, namely, inlays for audio bank cards.

Since the beginning of 2017, Guangzhou Yuzhi and its Subsidiaries began generating revenue from the sales of inlays for audio bank cards, and are expected to derive a significant portion of their future revenue from such sales.

Audio bank cards embedded with our inlays are sold in the People’s Republic of China as a new generation of bank cards, seeking to substitute the traditional magnetic stripe bank cards. Because we have a very limited sales history of the inlays of our bank audio cards, it is difficult for us to estimate the market and sales of our products. Demand for audio bank cards may not meet our expectation if audio bank cards do not gain broad market acceptance and build consumer confidence in their quality, security and availability, or if the technology in audio bank cards is replaced by a more innovative alternate, our prospects will be negatively impacted.

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

We depend on third-party suppliers for the manufacturing of a substantial portion of our products, which subjects the Company to risks, including unanticipated increases in expenses, decreases in revenues and disruptions in the supply chain.

We are dependent on SmartDisplayer”), a third-party supplier, for the manufacturing of all bank audio cards as of the date of this report. Currently, we rely on the testing workshop in Shenzhen, China and the operations of UINT in Limoges, France to manufacture inlays, a type of key components of our audio bank cards. We only have commercial contracts with UINT and SmartDisplayer. Our ability to select reliable suppliers who provide timely deliveries of quality products will impact our success in meeting customer demand. Any inability of our suppliers to timely deliver products that meet our specifications or any unanticipated changes in suppliers could be disruptive and costly to the Company.

Shenzhen Exce-card leases the workshop from Shenzhen Tianshi Qiancheng Co., Ltd. (“Shenzhen Tianshi Qiancheng”) to manufacture the inlays on a small scale and owns the furniture, equipment and relating properties in the workshop. We anticipate that our manufacturing capacity might be negatively affected or disrupted if the lease agreement with Shenzhen Tianshi Qiancheng is terminated unexpectedly and a new lease for a similar space with appropriate accommodations at a reasonable price is not available in a timely manner or at all.

A significant portion of EGOOS BVI’s revenues are derived from the sale of inlays for audio bank cards, the manufacture of some of which is in Limoges, France. Although the Company and its Subsidiaries plan to expand the testing workshop to a full-service factory in China in the near future, we cannot assure that we will be successful on constructing such a factory to produce the inlays or the bank audio cards in a timely and cost-efficient manner.

Manufacturing operations, both domestic and international, are subject to inherent risks, all of which could have a material adverse effect on its financial condition or results of operations. Risks affecting operations include:

●	unexpected changes in regulatory requirements;

●	political and economic instability;

●	terrorism and civil unrest;

●	equipment and machinery breakdowns;

●	injuries or accidents at our facilities

●	severe weather or other natural disasters;

●	work stoppages or strikes;

●	currency fluctuations;

●	difficulties in staffing and managing operations; and

●	variations in tariffs, quotas, taxes and other market barriers.

Some of these hazards may cause severe damage to, or destruction of, property and equipment or environmental damages, and may result in suspension of operations and the imposition of civil or criminal penalties. Any such delay or disruption can be expected to harm EGOOS BVI’s financial condition, results of operations and future growth prospects.

Guangzhou Yuzhi and its Subsidiaries have not entered into and may not be able to enter into any enforceable agreement with CCB in connection with the pilot program in which CCB will distribute 500,000 of audio bank cards with our inlays.

Although Guangzhou Yuzhi and its Subsidiaries have negotiated with CCB and have obtained an oral agreement from CCB Guangdong for CCB to issue 500,000 audio bank cards with our inlays through its Guangdong branches, and CCB has started an internal testing since March 2016, in the event that CCB partially or completely fails to implement the rest of the pilot program, such oral agreement is not enforceable against CCB or CCB Guangdong. Moreover, there is no assurance that an enforceable agreement in writing between CCB and Guangzhou Yuzhi or its Subsidiaries will be entered into regarding this pilot program. Our future operating results and financial condition could be significantly disrupted if the pilot program is not implemented as planned.

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

The Chinese financial markets and the Chinese economy are influenced by economic and market conditions in other countries, including other Asian emerging countries and the United States. Financial turmoil in Asia, Russia and elsewhere in the world in recent years has affected the Chinese economy. Although economic conditions are different in each country, investors’ reactions to developments in one country can have adverse effects on the securities of companies operating in other countries, including China. A loss in investor confidence in the financial systems of other countries may cause increased volatility in Chinese financial markets and, indirectly, in the Chinese economy in general. Financial disruptions could harm Guangzhou Yuzhi’s operation or its stock price, results of operations and financial condition.

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

Companies operating in China must comply with a variety of labor laws, including certain pension, health insurance, unemployment insurance and other welfare-oriented payment obligations. Guangzhou Yuzhi and its Subsidiaries are currently paying social insurance for all of their twenty full-time employees through a third party agent. If the PRC regulatory authorities take the view that payment of social insurance through a third party agent is invalid, the failure to comply may be in violation of applicable PRC labor laws and we cannot assure you that PRC governmental authorities will not impose penalties on Guangzhou Yuzhi and its Subsidiaries therefor, which could have a material adverse effect on the financial condition and results of operations of Guangzhou Yuzhi and its Subsidiaries.

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

WWC, P.C., our independent registered public accounting firm for the fiscal year ended December 31, 2015 and 2016, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2016, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely, which could cause investors to suffer the loss of all or a substantial portion of their investment.

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

In the future, SAFE may make more restrictive policies or implement its policies in a tightened manner to control the foreign currency exchange. The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents Guangzhou Yuzhi and its Subsidiaries from obtaining foreign currency, they may be unable to pay dividends or meet obligations that may be incurred in the future that require payment in foreign currency.

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

Risks Related to Our Common Stock

Trading in our common stock over the last 12 months has been very limited, so investors may not be able to sell as many of their shares as they want at prevailing prices.

Shares of our common stock are quoted on the OTCQB Market under the symbol “WAYS”. If limited trading in the Common Stock continues, it may be difficult for investors to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of Common Stock could depress the market price of the Common Stock to a greater degree than a company that has a higher volume of trading of its securities.

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

The OTCQB market is an over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE AMEX. The trading price of the Common Stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our Common Stock.

The Company may be subject to the risks relating to penny stocks.

Trading in our common stock may, from time to time, be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules require additional disclosure by broker–dealers in connection with any trades involving a stock defined as a “penny stock” and impose various sales practice requirements on broker–dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker–dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non–exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

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

ITEM 2. PROPERTIES

Guangzhou Yuzhi’s office is located at 67 Dongpu Erma Road, Suite 5-109, Tianhe District, Guangzhou City, Guangdong Province, China. We lease a total of approximately 81 square meters (approximately 872 square feet) of office space at the aforementioned address pursuant to the lease agreement (the “Yuzhi Lease Agreement”) entered by and between Guangzhou Rijian Enterprise Management Co. Ltd. and Zuyue Xiang, the Chief Executive Officer of the Company, on September 1, 2016. Pursuant to this Yuzhi Lease Agreement, the monthly rent is on a progressive schedule commencing from RMB 6,075 (approximately $883). The Yuzhi Lease Agreement is expected to expire on August 31, 2019,

Shenzhen Exce-card’s principal office is located at 67 Dongpu Erma Road, Suites 8-225, 8-227, 8-228 and 8-230, Tianhe District, Guangzhou City, Guangdong Province, China. We lease an aggregate of approximately 274 square meters (approximately 2,949 square feet) of office space at the aforementioned address pursuant to the lease agreement (the “Exce-card Lease Agreement”) entered by and between Guangzhou Rijian Enterprise Management Co. Ltd. and Shenzhen Exce-card on June 2, 2016. Pursuant to the Exce-card Lease Agreement, which will expire on May 31, 2019, the monthly rent is on a progressive schedule commencing from RMB 18,632 (approximately $2,710).

Wave Sync Corp. is located at 40 Wall Street, 28th Floor, New York, NY. We lease two offices at the aforementioned address pursuant to two lease agreements.One of the two lease agreements will expire on April 30, 2017 and the other lease agreement will expire on May 31, 2017. The total monthly rent for these two offices is approximately $5,925. We are in the process of negotiating a new lease at another location.

During the year of 2016, we have opened our testing workshop in Shenzhen to produce inlays of our audio bank cards on a small scale. Shenzhen Exce-card has a current lease with Shenzhen Tianshi Qiancheng relating to the use of part of Shenzhen Tianshi Qiancheng’s real property as the testing workshop to manufacture inlays on a small scale. Shenzhen Exce-card owns the equipment and furniture therein.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB Market under the trading symbol “WAYS.” The OTCQB is a quotation service that displays real time quotes, last sale prices, and volume information in over the counter (“OTC”) equity securities. An OTC equity security generally is any equity that is not listed or traded on a national securities exchange.

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

	2017		Fiscal Year Ended December 31, 2016		Fiscal Year Ended December 31, 2015
	Low	High	Low	High	Low	High
First Quarter ended March 31 (for the year of 2017, through March.24, 2017)	$2.50	$4.97	$0.30	$6.00	$0.03	$0.03
Second Quarter ended June 30	$-	$-	$3.32	$8.00	$0.03	$0.08
Third Quarter ended September 30	$-	$-	$6.00	$6.10	$0.08	$1.00
Fourth Quarter ended December 31	$-	$-	$3.62	$6.00	$0.51	$0.51

On December 30, 2016, the closing price for our common stock, as reported by the OTC Market, was $4.97 per share. As of March 24, 2017, the Company had an aggregate of 19,920,876 shares of common stock issued and outstanding and 135 shareholders of record.

Stockholders of Record

As of March 24, 2017, we had 135 record holders of our common stock. Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive S #430, Denver, CO 80209 is the transfer agent for our common stock.

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

Overview of Business

The Company is a development stage in the business of design, development, and proliferation of next generation debit and credit cards for financial institutions employing innovative secured encryption technology transmitted via audio wave technology; the Company has partnered with China Construction Bank under a pilot program to develop and market to the end using bank customers and business operators to adopt the next generations of cards by developing point of sale and commercial interfaces via software and other solutions to generate demand for these cards as a value-added alternative to current generation debit and credit cards, and China UnionPay has authorized our Company to use its logo on these debit and credit cards.

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

The independent accounting firm restated the accrual of franchise tax payable for the year ended December 31, 2015 and reflected the adjustments in the financial statements for the year of 2015. For more information of the restated financial statements of 2015, please refer to “Note 14 Restatement and Correction of Error” of the Audited Consolidated Financial Statements included elsewhere in this Annual Report on the form 10-k.

Results of Operations

We are a development stage company and have generated minimal revenues from operations since our inception on November 11, 2013 to December 31, 2016. As of December 31, 2016, we had total assets of $1,968,225 and total liabilities of $2,782,165. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are in the process of developing our products and services. Consequently, we generated minimal revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2016.

Revenue

Revenue was derived from a service contract for technical consulting.  We earned revenues of $30,691 for the year ended December, 2016.

Expenses

During the 12 months period ended December 31, 2016, we incurred general and administrative expenses and professional fees of $1,248,324. During the year ended December 31, 2015, we incurred general and administrative expenses and professional fees of $1,334,076. General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

We expect to continue to expend cash in 2017 as we continue to expand research, development and manufacturing efforts for the audio cards and related technologies. As of December 31, 2016, the Company had accumulated deficits of $16,590,509 and working capital deficit of current liabilities exceeding current assets by $860,098 due to the substantial losses in operation in previous periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to our company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on our company’s present or future consolidated financial statements.

Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2016 and the notes thereto are set forth on page F- 1 through F-21 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Concurrently with the decision to dismiss Malone Bailey as the Company’s independent auditor, the Board appointed WWC, P.C. (“WWC”) as the Company’s independent registered public accounting firm as of June 22, 2011.

During the years ended December 31, 2015 and December 31, 2016 and through the date hereof, neither the Company nor anyone acting on its behalf consulted WWC with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that WWC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this annual report, our Chief Executive Officer and Principal Accounting Officer (the “Certifying Officers”), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2016, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Issuance of Shares

The Company’s common stock issued within the past two years were summarized as follows:

		Number of		Issue Value
Name of Shareholder	Date	Shares		Per Share	Reason for Issuance
Mei Yang	January 16, 2015	2,000,000	(1)	$0.0075	Employee shares (2)
Zaixian Wang	(4)	1,025,000		$2.00	Exercise of convertible note (3)
Mei Yang	(4)	81,837		$2.00	Exercise of convertible note (3)
Total		3,106,837

(1)	When issued to Mei Yang, the number of shares was 40,000,000 pre-reverse split, the ratio of which is 1-20.
(2)	The Company relied upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) in connection with the issuance.
(3)	The Company relied upon the exemption from registration under Section 3(a)(9) of the Securities Act in connection with these issuances.
(4)	Pursuant to the Note Conversion Exchange Agreement dated March 17, 2017, the Company shall issue 1,025,000 and 81,837 shares of Common Stock to Zaixian Wang and Mei Yang, respectively, in exchange for the convertible notes held by each of them.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board and executive officers of the Company as of the date of this annual report are as follows:

Directors and Executive Officers	Age	Position / Title
Zuyue Xiang	46	Chief Executive Officer and Director
Hongxia Zhao	46	Director
Xiaoqiang Zuo	48	Director
PokKam Li	59	Director
Ming Yi	36	Chief Financial Officer and Director
Xinqian Zhang	26	Director and Secretary
Mei Yang	45	Chairman of the Board

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

Committees and Meetings

We do not have a standing audit committee of the Board of Directors. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

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

Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the period ended December 31, 2016, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, have not filed all required reports on a timely basis. We plan to file such forms required by the Securities and Exchange Commission regulations as soon as practicable.

ITEM 11: EXECUTIVE COMPENSATION.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the period through December 31, 2016, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non -Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Zuyue Xiang, CEO	2016	60,896	-	-	-	-	-	-	60,896

Ming Yi, CFO	2016	0	-	-	-	-	-	-	0

Mei Yang, Chairwoman of the Board	2016	60,000							60,000

Mr. Zuyue Xiang (in his capacity as general manager of Shenzhen Exce-card) has a written employment agreement with Shenzhen Exce-card for a term of 5 years from January 1, 2015 to December 31, 2019. He commenced his employment with Shenzhen Exce-card as managing staff in July 2014, and since April 2015, he served as the President of Shenzhen Exce-card. Mr. Xiang receives an annual salary of RMB 420,000 (approximately $60,896).

None of the officers receives any other compensation or reimbursement from the Group.

Employment Agreements

We do not have any other employment agreements with our officers other than the employment agreement with Zuyue Xiang, who is also the CEO of the Company.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2016)

There were no outstanding equity awards for the year ended December 31, 2016.

Directors’ Compensation

Mei Yang received $60,000 from the Company as remuneration of her services provided to the Company in the capacity of the chairwoman of the Board of Directors. Except for her annual salary, Ms. Yang has not received any other type or amount of compensation from the Company for her service during the year of 2016.

The Company has not compensated any other directors for their services on the Board of Directors. Executive directors are not compensated for their service as directors; however they may receive compensation for their services as employees of the Company. The compensation received by our executive directors is shown in the table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of March 16, 2017, by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of March 16, 2017, the Company has 19,920,876 shares of Common Stock outstanding.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class
Directors and Executive Officers
Mei Yang, Chairman of the Board	2,081,837	10.45%
Ming Yi, Chief Financial Officer and Director	43,187	*
Zuyue Xiang, Chief Executive Officer and Director	3,000,000	15.06%
Xinqian Zhang, Director and Secretary	0	*
PokKam Li, Director	0	*
Hongxia Zhao, Director	0	*
Xiaoqiang Zuo, Director	100,000	*
All directors and executive officers as a group (7 persons)	5,225,024	26.23%

5% Holders
Mei Yang (3)	2,081,837	10.45%
US New Media Holding Group Inc. (4)	1,000,000	5.02%
Warren Wang (5)	1,401,649	7.04%
Zuyue Xiang	3,000,000	15.06%
Zezhang Tan	1,100,000	5.52%
Yue Wang	4,300,000	21.59%
Yifan Zhao	1,050,000	5.27%
Total (All 5% holders as a group 7 persons)	13,933,486	69.94%

*	Less than 1%.
(1)	Unless otherwise noted, the address is c/o 40 Wall Street, 28th Floor, New York, NY.
(2)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/ or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within sixty (60) days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 19,920,876 shares of common stock outstanding as of March 16, 2017.
(3)	Pursuant to the Note Conversion Exchange Agreement dated March 17, 2017, the Company shall issue 81,837 shares of Common Stock to Mei Yang in exchange for the convertible notes held by her.
(4)	Mr. Xiaodong Wang is the 100% owner of this entity. The address of the shareholder is 86 Bowery St Ste 201, New York, NY 10013.
(5)	Pursuant to the Note Conversion Exchange Agreement dated March 17, 2017, the Company shall issue 1,025,000 shares of Common Stock to Zaixian Wang in exchange for the convertible notes held by him. Zaixian Wang is Warren Wang’s father, however, Warren Wang disclaims the beneficial ownership of the 1,025,000 shares of Common Stock.

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

Loan to Management

Guangzhou Yuzhi extended a loan to Xiang, Zuyue, our Chief Executive Officer, in the amount of RMB 9,999,998 (approximately $1,541,956), which is unsecured and does not bear interest. Such referenced loan was extended to Mr. Xiang by Guangzhou Yuzhi in May 2014, prior to the consummation of our acquisition of EGOOS BVI (as well as Guangzhou Yuzhi) on October 19, 2015. In addition, there was an additional immaterial increase of the amount due from Mr. Xiang in the amount of RMB 7,918 (approximately $1,285), which was petty cash issued to Mr. Xiang for prepaid travel expenses.As of December 31, 2016, the outstanding balance of the loan is $1,350,714. . The Company is aware of the ramifications of Section 13(k) of the Exchange Act, which prohibits any issuer from extending or maintaining any personal loans to or for any director or executive officer of the issuer, and the Company has implemented control procedure to prevent violation of Section 13(k) in the future, which includes, without limitation, that any loan to or for any director or executive officer of the Company (and any other related transaction with an aggregate amount of more than $100,000) will require prior written consent from the Board of Director (with interested directors, if any, excluded from voting on such matter).

Loans to the Company

As of December 31, 2016, the Company has an outstanding balance of an aggregate of $2,522,235 owed to certain shareholders and directors of the Company and its Subsidiaries.

Director Independence

Each of Ms. Xinqian Zhang, Mr. PokKam Li, Ms. Hongxia Zhao, and Mr. Xiaoqiang Zuo is an “independent” directors as defined by the NASDAQ Marketplace Rules and will meet the independence standards set forth in Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2016, we engaged, WWC, Professional Corporation as our independent auditor. For the year ended December 31, 2016, the audit fee was in the amount of $35,000 and all other audit related fees was in the amount of $19,500.

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

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Audited Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Financial Statements on pages F-1 through F-21 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Share Purchase Agreement, dated October 19, 2015, by and among the Registrant, EGOOS BVI and Shareholders of EGOOS BVI (1)
3.1	Certification of Incorporation of the Registrant (2)
3.2	Company’s Restated Certificate of Incorporation, dated August 12, 1998 (2)
3.3	Certificate of Amendment to the Company’s Certificate of Incorporation, dated August 8, 2006 (2)
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation, dated September 8, 2006 (2)
3.5	Certificate of Amendment to the Company’s Certificate of Incorporation, dated December 1, 2015 (3)
3.6	Amended and Restated Bylaws of the Registrant (4)
10.1	Exclusive Service Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.2	Voting Rights Proxy Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.3	Equity Pledge Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.4	Call Option Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.5	Partnership Agreement with UINT dated August 7, 2014 and its Amendment dated March 27, 2015 (1)
10.6	Unofficial English translation of Cooperation Agreement, dated July 23, 2014, by and between Shenzhen Exce-card and Hengbao (3)
10.7	Unofficial English translation of Cooperation Agreement, dated July 7, 2014, by and between Shenzhen Exce-card and Tianyu (3)
10.8	Unofficial English translation of Cooperation Agreement, dated September 28, 2015, by and between Shenzhen Exce-card and Hengbao (3)
10.9	Unofficial English translation of Preparation Service Agreement, dated May 1, 2015, by and between Shenzhen Exce-card and Tianyu (3)
10.10	The convertible note exchange agreement, dated March 17, 2017, by and among Wave Sync Corp., Zaixian Wang and Mei Yang (5)
10.11	The Card Supply Agreement entered by and between SmartDisplayer and Shenzhen Exce-card, dated February 15, 2017*
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 20, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007.
(3)	Incorporated by reference to the Amendment No. 1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 14, 2015.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 23, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2017

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

Signature	Title	Date

/s/ Zuyue Xiang	Director, chief executive officer (principal executive officer)	March 30, 2017
Zuyue Xiang

/s/ Ming Yi	Director, chief financial officer (principal financial officer)	March 30, 2017
Ming Yi

/s/ Mei Yang	Chairman and Director	March 30, 2017
Mei Yang

/s/ Hongxia Zhao	Director	March 30, 2017
Hongxia Zhao

/s/ Xiaoqiang Zuo	Director	March 30, 2017
Xiaoqiang Zuo

/s/ PokKam Li	Director	March 30, 2017
PokKam Li

/s/ Xinqian Zhang	Director and Secretary	March 30, 2017
Xinqian Zhang

Wave Sync Corp.

Audited Consolidated Financial Statements

As of December 31, 2016 and 2015

(Stated in US Dollars)

Wave Sync Corp.

INDEX TO FINANCIAL STATEMENTS

37

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Wave Sync Corp.

We have audited the accompanying balance sheets of Wave Sync Corp. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wave Sync Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 14, the accompanying 2015 consolidated financial statements have been restated.

San Mateo, California	WWC, P.C.
March 31, 2017	Certified Public Accountants

WAVE SYNC CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

	At December 31,	At December 31,
	2016	2015
ASSETS		(Restated)

Current Assets
Cash and cash equivalents	$480,609	$141,437
Accounts receivable, net	5,761	6,163
Advance to suppliers	64,633	-
Prepaid expenses	17,515	7,775
Prepaid taxes	2,835	47
Related party receivables	1,350,714	1,541,956
Total Current Assets	1,922,067	1,697,378

Non-Current Assets
Property, plant and equipment, net	19,764	21,037
Intangible asset, net	155	828
Deposits	12,456	9,700
Total Non-Current Assets	32,375	31,565

Total Assets	$1,954,442	$1,728,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Capital lease – current portion	$9,352	$9,280
Accounts payable	150,353	184,863
Taxes payable	8,978	10,888
Other payables	147,348	154,801
Accrued expenses	35,896	35,000
Related party payables	2,430,238	892,131
Total Current Liabilities	2,782,165	1,286,963

Non-current Liabilities
Capital lease – noncurrent	-	10,005
	$2,782,165	$1,296,968
Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 19,920,325 shares issued and outstanding as of December 31, 2016 and 2015, respectively	19,920	19,920
Additional paid in capital	15,822,988	15,822,988
Accumulated deficit	(16,590,509)	(15,357,690)
Accumulated other comprehensive loss	(80,122)	(53,243)
Total Stockholders' (Deficit) Equity	(827,723)	431,975

Total Liabilities and Stockholders' Equity	$1,954,442	$1,728,943

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

	For the years ended December 31,
	2016	2015
		(Restated)

Revenue	$30,691	$190,505
Cost of revenues	34	686
Gross profit	$30,657	$189,819

Operating expenses
General and administrative expenses	1,262,731	1,334,076
	1,262,731	1,334,076

Operating income	$(1,232,074)	$(1,144,257)

Other income (expenses)
Interest income	4,225	176
Interest expense	(1,470)	(2,271)
Other income	14	4,274
Other expense	(3,514)	-
Total other income/(expenses)	(745)	2,179

Loss before income taxes	(1,232,819)	(1,142,078)

Income tax	-	-

Net loss	$(1,232,819)	$(1,142,078)

Other comprehensive loss
Foreign currency translation adjustment	(26,879)	(53,050)

Comprehensive loss	$(1,259,698)	$(1,195,128)

Net loss per share
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

Weighted average number of common shares outstanding
Basic	19,920,325	19,117,511
Diluted	19,920,325	19,117,511

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

	For the years ended December 31,
	2016	2015
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,232,819)	$(1,142,078)
Depreciation and amortization	9,765	9,972
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	402	(6,163)
(Increase)/decrease in other receivable	(21,539)	325,812
Decrease in related party receivables	191,242	88,396
Increase in advance to suppliers	(64,633)	-
Increase in prepaid expenses and taxess	(12,528)	(7,822)
Decrease in accounts payable	(34,509)	(130,883)
Decrease in accrued expenses	896	(224,861)
(Decrease)/increase in other payables	(7,453)	154,801
Increase in related party payables	1,538,107	559,434
(Decrease)/increase in taxes payable	(1,909)	8,866
Net cash provided by (used in) operating activities	365,022	(364,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(7,906)	(1,367)
Purchase intangible asset	-	(1,325)
Refunded/(increase) in deposits	5,000	(9,700)
Net cash generated from investing activities	(2,906)	(12,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash	-	500,000
Net cash generated from financing activities	-	500,000

Net increase in cash and cash equivalents	366,589	123,082

Effect of foreign currency translation on cash and cash equivalents	(22,944)	(53,050)

Cash and cash equivalents, beginning balance	141,437	71,405
Cash and cash equivalents, ending balance	$480,609	$141,437

SUPPLEMENTAL DISCLOSURES:
Interest received	$4,225	$176
Interest paid	$1,470	$2,271
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

						Accumulated
	Number			Additional		other
	of	Common	Statutory	paid in	Accumulated	comprehensive
	shares	stock	reserve	capital	deficit	income	Total
Balance at January 1, 2015	17,920,325	17,920	-	15,324,988	(14,215,612)	(193)	1,127,103
Issuance of shares for cash	2,000,000	2,000	-	498,000	-	-	500,000
Net loss	-	-	-	-	(1,142,078)	-	(1,142,078)
Foreign currency translation adjustment loss	-	-	-	-	-	(53,050)	(53,050)
Balance at December 31, 2015 (Restated)	19,920,325	19,920	-	15,822,988	(15,357,690)	(53,243)	431,975

Balance at January 1, 2016	17,920,325	17,920	-	15,822,988	(15,357,690)	(53,243)	431,975
Net loss			-	-	(1,232,819)	-	(1,232,819)
Foreign currency translation adjustment loss	-	-	-	-	-	(26,879)	(26,879)
Balance at December 31, 2016	19,920,325	19,920	-	15,822,988	(16,590,509)	(80,122)	(827,723)

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Share Purchase Agreement

On October 19, 2015, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with EGOOS Mobile Technology Company Limited, a British Virgin Islands holding company (“EGOOS BVI”), which owns 100% of EGOOS Mobile Technology Company Limited, a Hong Kong company (“EGOOS HK”), which owns 100% of Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”), a foreign investment enterprise organized under the laws of the PRC, and which has, through various contractual agreements known as variable interest entity (“VIE”) agreements. These VIE agreements provide the WOFE management control and the rights to the profits of Guangzhou Yuzhi Information Technology Co., Ltd., a corporation organized under the laws of the PRC as a variable interest entity (“GZYZ”), which owns 100% of Shenzhen Qianhai Exce-card Technology Co., Ltd., a Chinese corporation (“SQEC”), which owns 100% of Guangzhou Rongsheng Information Technology Co., Ltd., a Chinese corporation (“GZRS”) and the sole shareholder of EGOOS BVI. The VIE agreements include: (1) an Exclusive Service Agreement between WOFE and GZYZ, which entitles WOFE to receive substantially all of the economic benefits of GZYZ in consideration for services provided by WOFE to GZYZ, (2) a Call Option Agreement with the shareholders of GZYZ, Yang Wenbin and Li Ping, allowing the WOFE to acquire all the shares of GZYZ as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WOFE with the all voting rights of the GZYZ’s shareholders, and (4) an Equity Pledge Agreement that pledges the shares in GZYZ to WOFE. Management has assessed the terms of the VIE agreements and determined that the Company is the primary beneficiary of those agreements based on Management’s ability to direct the use and disposition of GZYZ assets including the payment of future profits to the Company.  Management also determined the Company has implicitly provided financial support to GYZY; accordingly, Management believes that GZYZ and its subsidiaries should be consolidated as variable interest entities of the Company.

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

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

As of December 31, 2016, the detailed identities of the consolidating subsidiaries are as follows:

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

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

For the years ended December 31, 2016 and 2015, no stock-based compensation has been recognized.

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

Exchange Rates	12/31/2016	12/31/2015
Year-end RMB : US$ exchange rate	6.9437	6.4907
Average annual RMB : US$ exchange rate	6.6430	6.2175

Year-end HKD : US$ exchange rate	7.7543	7.7504
Average annual HKD : US$ exchange rate	7.7617	7.7521

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

N.	Revenue recognition

In accordance to FASB ASC 605-10, the Company will recognize product revenue net of value added tax (VAT) when persuasive evidence of an arrangement exists, delivery of the goods has occurred, or when customer acceptance has been obtained, which means the significant risks and ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured. No return allowance will be made for products returns as the Company has not historically experienced returns. The Company recognized service revenue upon delivery of service and issuance of invoices to the customer.

O.	Cost of revenue

Cost of revenue consists primarily of raw materials, utility and supply costs consumed in the manufacturing process, manufacturing labor, depreciation expense and direct overhead expenses necessary to manufacture finished goods as well as warehousing and distribution costs such as inbound freight charges, shipping and handling costs, purchasing and receiving costs. In the future event that the Company incurs costs of distributing products to the Company’s customers, those costs will be included in selling expenses.

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

Q.	Comprehensive loss

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company presents components of comprehensive income with equal prominence to other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

S.	Recent accounting pronouncements

On January 5, 2016, the FASB issued ASU No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.

On February 25, 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)”, its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized).

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

On March 15, 2016, the FASB issued ASU No. 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method.

The guidance in the ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early adoption is permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. Additional transition disclosures are not required upon adoption.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

On March 17, 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others.

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard.

On March 30, 2016, the FASB issued ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)". Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. As a result, the Company has elected to early adopt this Update prospectively. As of December 31, 2016 and prior periods retrospective adjustments have not been applied.

As of December 31, 2016, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of December 31, 2016:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$480,609	$-	$-	$480,609
Total financial assets	$480,609	$-	$-	$480,609

Financial liabilities:
Capital lease	$9,352	$-	$-	$9,352
Total financial assets	$9,352	$-	$-	$9,352

As of December 31, 2015 (Restated):	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$141,437	$-	$-	$141,437
Total financial assets	$141,437	$-	$-	$141,437

Financial liabilities:
Capital lease	$19,285	$-	$-	$19,285
Total financial assets	$19,285	$-	$-	$19,285

3.	RELATED PARTY RECEIVABLES AND PAYABLES

Related party receivable consisted of the following:

	12/31/2016	12/31/2015
		(Restated)
Xiang, Zuyue, CEO	$1,350,714	$1,541,956
	1,350,714	1,541,956

The amounts are unsecured, interest-free and due on demand.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

Related party payable consisted of the following:

	12/31/2016	12/31/2015
		(Restated)
Beijing Yuxin Shangfang Technology Co., Ltd.	$273,043	$470,532
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Xiang, Zuyue, director of SQEC	-	7,102
Wang, Yue, director of EGOOS HK	163,125	163,208
Wang, Zaixian, director of Wave Sync Corp.*	1,971,871	250,000
Yang, Mei, shareholder of Wave Sync Corp.	20,000	-
Li, Ping, director of WOFE	910	-
	$2,430,238	$892,131

The amounts are unsecured, interest-free and due on demand.

* The Company obtained loans from its director which will become due December 2017.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015
At Cost:		(Restated)
Machinery	7,676	-
Office equipment	18,142	19,408
Office furniture	12,600	11,104
	$38,418	$30,512

Less: Accumulated depreciation	(18,654)	(9,475)

	$19,764	$21,037

Depreciation expense for the year ended December 31, 2016 and 2015 was $9,178 and $9,476, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015
		(Restated)
Audit fee	35,000	35,000
Rental expense	895	-
	$35,895	$35,000

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

6.	TAXES PAYABLES

Taxes payable consisted of the followings as of December 31, 2016 and 2015:

	12/31/2016	12/31/2015
		(Restated)
Value added tax	$881	$-
Payroll tax	5,808	8,633
Individual income tax	2,289	2,255
	$8,978	$10,888

7.	STOCKHOLDERS’ EQUITY

Common stock

As of December 31, 2016 and 2015, the Company has 100,000,000 shares of common stock authorized, 19,920,325 shares issued and outstanding at par value of $0.001 per share.

8.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any taxable income from its operations for the years ended December 31, 2016 and 2015.

The provision for income taxes consists of the following:

For the years ended December 31,
Current:	2016	2015
(Restated)
USA	$-	$-

Deferred:
USA	-	-
Provision for income taxes	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

For the years ended December 31,
	2016	2015
(Restated)
Income tax at USA statutory rate of 34%	$-	$-
Others	-	-
Provision for income taxes	-	-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of December 31, 2016, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses’ since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax assets.

9.	EARNINGS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the years ended December 31, 2016 and 2015.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the years ended December 31,
	2016	2015
		(Restated)

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(1,232,819)	$(1,142,078)

Denominator:
Weighted average common shares outstanding	19,920,325	19,920,325
Basic loss per share	$(0.06)	$(0.06)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(1,218,412)	$(1,142,078)

Denominator:
Weighted average common shares outstanding
Diluted loss per share	$(0.06)	$(0.06)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

10.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2016, the Company had accumulated deficits of $16,590,509 and working capital deficit of current liabilities exceeding current assets by $860,098 due to the substantial losses in operation in previous periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

11.	COMMITMENTS

(a.)	On January 15, 2015, the Company entered into a lease agreement for an office space in New York. The monthly rental expense is approximately $3,125. The contract was extended during the year and expires on April 30, 2017. The Company made a rental deposit of $4,700.

(b.)	On November 18, 2015, the Company entered into a lease agreement for an additional office space in New York. The monthly rental expense is approximately $2,800. The contract was extended during the year and expires on May 31, 2017.

(c.)	On June 2, 2016, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on June 1, 2016 for a three-year lease term. The monthly rental expense is approximately $2,853 (RMB 19,808).

(d.)	On September 1, 2016, Mr. Zuyue Xiang entered into a lease agreement on behalf of the Company for office space in Guangdong Province, P.R.C. commencing on September 1, 2016 for a three-year lease term. The monthly rental expense is approximately $925 (RMB 6,423).

As of December 31, 2016, the outstanding lease commitments are:

Year 1	$71,831
Year 2	45,331
Year 3	21,663
$138,825

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2016:

Year 1	$10,081
Total minimum lease payments	10,081
Less: Amount representing interest	(729)
Present value of net minimum lease payments	$9,352

Reflected in the balance sheet as current and noncurrent obligations under capital leases of $9,352 and $0, respectively.

As of December 31, 2016, the present value of minimum lease payments due within one year is $9,352.

13.	CONCENTRATION OF RISKS

A.	Major Customer

The Company had certain customers who represented 10% or more of the Company’s total sales. For the year ended December 31, 2016, the Company generate service revenue from one customer which represented 100% of the revenue. The Company is unable to forecast if re-occurring services revenue will be gen3erated from that customer.

B.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the year ended December 31, 2016, two vendors accounted for 27% and 64% of accounts payable, respectively. For the year ended December 31, 2015, three vendors accounted for 34%, 12%, and 54% of accounts payable, respectively.

C.	Credit Risk

The Company maintains cash balances at several financial institutions located in the United States and the PRC. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts located outside of the United States are not insured and may be subject to such risk.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Stated in US Dollars)

14.	RESTATEMENT AND CORRECTION OF ERROR

On January 5, 2017, the Company concluded that the consolidated balance sheet, and related consolidated statement of operations and comprehensive income/(loss), stockholders’ equity and statements of cash flows included in Form 10-K Annual Report, dated April 13, 2016 (the “2015 Financials”) included an over accrual of franchise tax payable for the State of Delaware. In this connection, the financial statements as of and for the year ended December 31, 2015 have been restated to account for the reduction of the previous accrued tax as a correction of error. Management considered the impact to current and past financial statements, and determined that a restatement was the most appropriate recognition of the adjustment so as not mislead readers of the financial statements regarding the current year’s result of operations.

	December 31, 2015
	As Previously Reported	Adjustment	As Currently Reported (Restated)
Financial Position
Current assets	1,697,378	-	1,697,378
Non-current assets	31,565	-	31,565
Total assets	1,728,943	-	1,728,943

Current liabilities	2,663,527	(1,376,564)	1,286,963
Non-current liabilities	10,005	-	10,005
Total liabilities	2,673,532	(1,376,564)	1,296,968

Stockholders’ equity	(944,589)	1,376,564	431,975
Total liabilities and stockholders’ equity	1,728,943	-	1,728,943

	December 31, 2015
	As Previously Reported	Adjustment	As Currently Reported (Restated)

Revenues	190,505	-	190,505
Cost of revenues	686	-	686
Gross profit	189,819	-	189,819

Total Operating Expenses	1,666,641	(332,565)	1,334,076

Operating income (loss)	(1,476,822)	332,565	(1,144,257)

Total other income (loss) and expense, net	2,180	-	2,180

Loss before tax	(1,474,642)	332,565	(1,142,078)

Income tax	-	-	-

Net loss	(1,474,642)	332,565	(1,142,078)

Other comprehensive income
Foreign currency translation gain	(53,243)	193	(53,050)
Comprehensive income	(1,527,885)	332,757	(1,195,128)

Basic and diluted (loss) earnings per share	(0.08)	0.02	(0.06)

Weighted average shares outstanding	19,117,511	-	19,117,511

15.	SUBSEQUENT EVENT

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

On January 5, 2017, the Company obtained a statement from the State of Delaware presenting the franchise tax payable being $0. In this respect, the Company has over accrued the taxes payable from previous periods that result in a material overstatement of losses. The Company has corrected this issue and restated the financial statements to the first period presented.

On March 17, 2017, the Company and each of the two holders (the “Noteholders”) of the Company’s convertible notes (the “Convertible Notes”) entered into a convertible note exchange agreement (the “Agreement”). Pursuant to the Agreement, the Company shall issue to the two noteholders an aggregate of approximately 1,106,837 shares of common stock (the “Common Stock”) of the Company, par value $0.001, in exchange for the Noteholders’ Convertible Notes in an aggregate principal amount of $2,213,673.

