Form 10-Q
period 2017-03-31
Wave Sync Corp.
filed 2017-05-15
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding As of May 12, 2017
Common stock, par value $0.001	21,027,713

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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Contents

Page(s)

Report of Independent Accountant	F-1

Condensed Consolidated Balance Sheets	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss	F-3

Condensed Consolidated Statements of Cash Flows	F-4

Notes to Condensed Consolidated Financial Statements	F-5 – F-19

1

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Wave Sync Corp.

We have reviewed the accompanying interim condensed consolidated balance sheets of Wave Sync Corp. (the “Company”) as of March 31, 2017 and December 31, 2016, and the related condensed statements of operations and comprehensive loss and statements of cash flows for the three month periods ended March 31, 2017 and 2016. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
May 15, 2017	Certified Public Accountants

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

 AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

	At March 31,	At December 31,
	2017	2016
ASSETS		(Audited)

Current Assets
Cash and cash equivalents	$328,739	$480,609
Accounts receivable, net	5,805	5,761
Other receivable	6,019	-
Advance to suppliers	70,844	64,633
Prepaid expenses	18,533	17,515
Prepaid taxes	-	2,835
Related party receivables	1,360,928	1,350,714
Total Current Assets	1,790,868	1,922,067

Non-Current Assets
Property, plant and equipment, net	48,800	19,764
Intangible asset, net	-	155
Deposits	13,387	12,456
Total Non-Current Assets	62,187	32,375

Total Assets	$1,853,055	$1,954,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Capital lease – current portion	$9,424	$9,352
Accounts payable	123,836	150,353
Taxes payable	7,817	8,978
Other payables	54,858	147,348
Accrued expenses	9,206	35,896
Related party payables	367,659	2,430,238
Total Current Liabilities	$572,800	$2,782,165

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,027,162 and 19,920,325 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	21,027	19,920
Additional paid in capital	18,035,554	15,822,988
Accumulated deficit	(16,701,694)	(16,590,509)
Accumulated other comprehensive loss	(74,632)	(80,122)
Total Stockholders' (Deficit) Equity	1,280,255	(827,723)

Total Liabilities and Stockholders' Equity	$1,853,055	$1,954,442

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

(Stated in US Dollars)

	For the three month periods ended March 31,
	2017	2016

Revenue	$208,639	$-
Cost of revenues	824	-
Gross profit	$207,815	$-

Operating expenses
General and administrative expenses	290,147	228,693
	290,147	228,693

Operating income	$(82,332)	$(228,693)

Other income (expenses)
Interest income	1,155	24
Interest expense	-	(373)
Other expense	(30,008)	-
Total other income/(expenses)	(28,853)	(349)

Loss before income taxes	(111,185)	(229,042)

Income tax	-	-

Net loss	$(111,185)	$(229,042)

Other comprehensive loss
Foreign currency translation adjustment	5,490	3,431

Comprehensive loss	$(105,695)	$(225,611)

Net loss per share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic	19,920,325	19,920,325
Diluted	20,094,434	19,920,325

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

(Stated in US Dollars)

	For the three month periods ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(111,185)	$(229,042)
Depreciation and amortization	3,805	2,394
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
Increase in accounts receivable	(44)	(41)
Increase in other receivable	(6,019)	(48)
Increase in related party receivables	(10,214)	(10,226)
Increase in advance to suppliers	(6,210)	-
Decrease/(increase) in prepaid expenses and taxes	1,817	(13,251)
(Decrease)/increase in accounts payable	(26,517)	32,058
Decrease in accrued expenses	(26,617)	(27,993)
(Decrease)/increase in other payables	(92,490)	60,145
Increase in related party payables	151,093	81,933
Decrease in taxes payable	(1,161)	(65)
Net cash provided by (used in) operating activities	(123,742)	(104,136)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(32,676)	(203)
Increase in deposits	(931)	-
Net cash generated from investing activities	(33,607)	(203)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash generated from financing activities	-	-

Net increase in cash and cash equivalents	(157,349)	(104,339)

Effect of foreign currency translation on cash and cash equivalents	5,479	3,423

Cash and cash equivalents, beginning balance	480,609	141,437
Cash and cash equivalents, ending balance	$328,739	$40,521

SUPPLEMENTAL DISCLOSURES:
Interest received	$1,155	$24
Interest paid	$-	$373
Income tax paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Related party payable formalized into convertible note	$2,213,673	$-
Issuance of stock for conversion of convertible note	$2,213,673	$-

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

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

MARCH 31, 2017 AND DECEMBER 31, 2016

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

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

As of March 31, 2017, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
EGOOS Mobile Technology Company Limited ("EGOOS BVI")	BVI	100%	$1
EGOOS Mobile Technology Company Limited ("EGOOS HK")	Hong Kong	100%	1,290
Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”)	P.R.C. (WOFE)	100%	-
Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”)	P.R.C.	100%	150,527
Shenzhen Qianhai Exce-card Technology Co., Ltd. (“SQEC”)	P.R.C.	100%	150,527
Guangzhou Rongsheng Information Technology Co., Ltd. (“GZRS”)	P.R.C.	100%	1,505,267

D.	Unaudited Interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

The consolidated balance sheets and certain comparative information as of December 31, 2016 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2016 (“2016 Annual Financial Statements”), included in the Company’s 2016 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2016 Annual Financial Statements.

E.	Use of estimates

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

F.	Contingencies

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

G.	Cash and cash equivalents

The Company classifies the following instruments as cash and cash equivalents: cash on hand, unrestricted bank deposits, and all highly liquid investments purchased with original maturities of three months or less.

H.	Accounts receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

I.	Other receivables

Other receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An allowance for doubtful accounts is made when recovery of the full amount is doubtful.

J.	Property, plant and equipment

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

K.	Accounting for the Impairment of Long-lived assets

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2017.

L.	Income taxes

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

M.	Stock-based compensation

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

For the three months periods ended March 31, 2017 and 2016, no stock-based compensation has been recognized.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

N.	Foreign currency translation

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

Exchange Rates	3/31/2017	12/31/2016	3/31/2016
Year-end RMB : US$ exchange rate	6.8905	6.9437	6.4479
Average annual RMB : US$ exchange rate	6.8882	6.6430	6.5395

Year-end HKD : US$ exchange rate	7.7705	7.7543	7.7544
Average annual HKD : US$ exchange rate	7.7602	7.7617	7.7344

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

O.	Revenue recognition

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

P.	Cost of revenue

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

Q.	Earnings per share

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

R.	Comprehensive loss

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company presents components of comprehensive income with equal prominence to other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

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

T.	Recent accounting pronouncements

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

As of March 31, 2017, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of March 31, 2017:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$328,739	$-	$-	$328,739
Total financial assets	$328,739	$-	$-	$328,739

Financial liabilities:
Capital lease	$9,424	$-	$-	$9,424
Total financial assets	$9,424	$-	$-	$9,424

As of December 31, 2016:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$480,609	$-	$-	$480,609
Total financial assets	$480,609	$-	$-	$480,609

Financial liabilities:
Capital lease	$9,352	$-	$-	$9,352
Total financial assets	$9,352	$-	$-	$9,352

3.	RELATED PARTY RECEIVABLES AND PAYABLES

Related party receivable consisted of the following:

	3/31/2017	12/31/2016

Xiang, Zuyue, CEO	$1,360,928	$1,350,714
	1,360,928	1,350,714

The amounts are unsecured, interest-free and due on demand.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

Related party payable consisted of the following:

	3/31/2017	12/31/2016

Beijing Yuxin Shangfang Technology Co., Ltd.	$202,588	$273,043
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Wang, Yue, director of EGOOS HK	162,787	163,125
Wang, Zaixian, director of Wave Sync Corp.	-	1,971,871
Yang, Mei, shareholder of Wave Sync Corp.	-	20,000
Li, Ping, director of WOFE	995	910
	$367,659	$2,430,238

The amounts are unsecured, interest-free and due on demand.

During the three months ended March 31, 2017, the Company formalized the related party payables to Wang, Zaixian and Yang, Mei by issuing convertible notes, which were unsecured and interest-free and due on demand. These notes were convertible into 1 common share for every $2 of outstanding debt owed to those related parties. On April 6, 2017 and April 7, 2017, Wang and Yang converted the notes into 1,025,000 and 81,837 common shares. The Company accounted for this material subsequent event by adjusting the balance sheet to reflect that such shares were outstanding at March 31, 2017.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2017 and December 31, 2016:

	3/31/2017	12/31/2016

At Cost:
Machinery	$40,115	$7,676
Office equipment	18,282	18,142
Office furniture	12,697	12,600
	$71,094	$38,418

Less: Accumulated depreciation	(22,294)	(18,654)

	$48,800	$19,764

Depreciation expense for the three months periods ended March 31, 2017 and 2016 was $3,805 and $2,394, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of March 31, 2017 and December 31, 2016:

	3/31/2017	12/31/2016

Audit fee	$6,500	$35,000
Rental expense	2,706	895
	$9,206	$35,895

6.	TAXES PAYABLES

Taxes payable consisted of the followings as of March 31, 2017 and December 31, 2016:

	3/31/2017	12/31/2016

Value added tax	$-	$881
Payroll tax	5,537	5,808
Individual income tax	2,280	2,289
	$7,817	$8,978

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

7.	STOCKHOLDERS’ EQUITY

Common stock

As of December 31, 2016 and 2015, the Company has 100,000,000 shares of common stock authorized, 19,920,325 shares issued and outstanding at par value of $0.001 per share.

On March 17, 2017, the Company and each of the two holders (the “Noteholders”) of the Company’s convertible notes (the “Convertible Notes”) entered into a convertible note exchange agreement (the “Agreement”). Pursuant to the Agreement, the Company shall issue to the two noteholders an aggregate of approximately 1,106,837 shares of common stock (the “Common Stock”) of the Company, par value $0.001, in exchange for the Noteholders’ Convertible Notes in an aggregate principal amount of $2,213,673. The common stock were subsequently issued to the two note holders on April 6, 2017 and April 7, 2017, respectively – please refer to note 3 related party receivables and payables.

As of March 31, 2017, the Company has 100,000,000 shares of common stock authorized, 21,027,162 shares issued and outstanding at par value of $0.001 per share.

8.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any taxable income from its operations for the three month periods ended March 31, 2017 and 2016.

The provision for income taxes consists of the following:

For the three month periods March 31,
Current:	2017	2016

USA	$-	$-

Deferred:
USA	-	-
Provision for income taxes	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

For the three month periods March 31,
	2017	2016

Income tax at USA statutory rate of 34%	$-	$-
Others	-	-
Provision for income taxes	-	-

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the three month periods ended March 31, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of March 31, 2017, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses` since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax assets.

9.	LOSS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the three month periods ended March 31, 2017 and 2016.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three month periods March 31,
	2017	2016

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(111,185)	$(229,042)

Denominator:
Weighted average common shares outstanding	19,920,325	19,920,325
Basic loss per share	$(0.01)	$(0.01)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(111,185)	$(229,042)

Denominator:
Weighted average common shares outstanding	20,094,434	19,920,325
Diluted loss per share	$(0.01)	$(0.01)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

10.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2016, the Company had accumulated deficits of $16,701,694 and working capital of current assets exceeding current liabilities by $1,218,068. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

11.	COMMITMENTS

(a.)	On January 15, 2015, the Company entered into a lease agreement for an office space in New York. The monthly rental expense is approximately $3,125. The contract was extended during the year and expires on April 30, 2017. The Company made a rental deposit of $4,700.

(b.)	On November 18, 2015, the Company entered into a lease agreement for an additional office space in New York. The monthly rental expense is approximately $2,800. The contract was extended during the year and expires on May 31, 2017.

(c.)	On June 2, 2016, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on June 1, 2016 for a three-year lease term. The monthly rental expense is approximately $2,853 (RMB 19,943).

(d.)	On September 1, 2016, Mr. Zuyue Xiang entered into a lease agreement on behalf of the Company for office space in Guangdong Province, P.R.C. commencing on September 1, 2016 for a three-year lease term. The monthly rental expense is approximately $925 (RMB 6,423).

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

As of March 31, 2017, the outstanding lease commitments are:

Year 1	$54,705
Year 2	45,980
Year 3	10,475
$111,160

As of December 31, 2016, the outstanding lease commitments are:

Year 1	$71,831
Year 2	45,331
Year 3	21,663
$138,825

12.	CAPITAL LEASE

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2017:

Year 1	$10,159
Total minimum lease payments	10,159
Less: Amount representing interest	(735)
Present value of net minimum lease payments	$9,424

As of March 31, 2017, current and noncurrent obligations under capital leases are reflected as $9,424 and $0, respectively. As of March 31, 2017, the present value of minimum lease payments due within one year is $9,424.

As of December 31, 2016, current and noncurrent obligations under capital leases are reflected as $9,352 and $0, respectively. As of December 31, 2016, the present value of minimum lease payments due within one year is $9,352.

13.	CONCENTRATION OF RISKS

A.	Major Customer

The Company had certain customers who represented 10% or more of the Company’s total sales. For the three month period ended March 31, 2017, the Company generated service revenue from three customers which represented 33%, 30%, and 35% of the revenue. For the three month period ended March 31, 2016, the Company did not generate any revenue. The Company is unable to forecast if re-occurring services revenue will be generated from that customer.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

B.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the three month period ended March 31, 2017, two vendors accounted for 20% and 80% of accounts payable, respectively. For the three month period ended March 31, 2016, three vendors accounted for 10%, 28% and 62% of accounts payable, respectively.

C.	Credit Risk

The Company maintains cash balances at several financial institutions located in the United States and the PRC. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts located outside of the United States are not insured and may be subject to such risk.

14.	SUBSEQUENT EVENT

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

On March 17, 2017, the Company and each of the two holders (the “Noteholders”) of the Company’s convertible notes (the “Convertible Notes”) entered into a convertible note exchange agreement (the “Agreement”). Pursuant to the Agreement, the Company shall issue to the two noteholders an aggregate of approximately 1,106,837 shares of common stock (the “Common Stock”) of the Company, par value $0.001, in exchange for the Noteholders’ Convertible Notes in an aggregate principal amount of $2,213,673. The common stock were subsequently issued to the two note holders on April 6, 2017 and April 7, 2017, respectively – please refer to note 3 related party receivables and payables.

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

Results of Operations

We are a development stage company and have generated minimal revenue from operations since our inception on November 11, 2013 to March 31, 2017.  As of March 31, 2017, we had total assets of $1,853,055 and total liabilities of $572,800. We expect the need of additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are in the process of developing our products and services. We have commenced sales of our products in the first quarter of fiscal 2017. As a result of our initial sales, we generated limited revenue during the first quarter of fiscal 2017. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2017.

2

Three Months ended March 31, 2017 and 2016

Revenue

Revenue launched our audio banking card operations (including software and hardware).  We earned revenues of $208,639 during the three months ended March 31, 2017 as compared to $0 during the three months ended March 31, 2016. Our revenue increased by $208,639, or 100% due to the commencement of the sales of our bank audio cards.

Expenses

During the three month period ended March 31, 2017, we incurred general and administrative expenses and professional fees of $290,147 as compared to $228,693 incurred during the three months ended March 31, 2016.  General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The amounts of general and administrative expenses did not increase substantially from the first quarter of fiscal 2016 to the first quarter of fiscal 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2017, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of March 31, 2017, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes for the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 31, 2017.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

We issued an aggregate of approximately 1,106,837 shares of common stock to two noteholders in exchange for their notes in an aggregate principal amount of $2,213,673, pursuant to a convertible note exchange agreement (the “Exchange Agreement”) entered on March 17, 2017 by the two noteholders and us. The securities described in the Exchange Agreement were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption afforded by section 3(a)(9) of the Securities Act. Please refer to a current report on form 8-K filed with the Securities and Exchange Commission on March 23, 2017.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1

Convertible Note Exchange Agreement by and among Wave Sync Corp and Zaixian Wang and Mei Yang, dated March 17, 2017 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2017)

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

WAVE SYNC CORP.

May 15, 2017	By:	/s/ Zuyue Xiang
Zuyue Xiang
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Finance and Accounting Officer)

 5