Form 10-Q
period 2017-06-30
Wave Sync Corp.
filed 2017-08-14
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017, or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 001-34113

WAVE SYNC CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2559866
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Vesey Street, 24th floor, New York, NY	10080
(Address of Principal Executive Offices)	(ZIP Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding As of August 11, 2017
Common stock, par value $0.001	21,027,713

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

Wave Sync Corp.

We have reviewed the accompanying interim condensed consolidated balance sheets of Wave Sync Corp. (the “Company”) as of June 30, 2017 and December 31, 2016, and the related condensed statements of operations and comprehensive loss and statements of cash flows for the three and six month periods ended June 30, 2017 and 2016. These interim consolidated financial statements are the responsibility of the Company’s management.

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

San Mateo, California	WWC, P.C.
August 7, 2017	Certified Public Accountants

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

 AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

	At June 30,	At December 31,
	2017	2016
ASSETS		(Audited)

Current Assets
Cash and cash equivalents	$148,589	$480,609
Accounts receivable, net	5,902	5,761
Other receivable	14,793	-
Advance to suppliers	72,032	64,633
Prepaid expenses	18,843	17,515
Prepaid taxes	3,423	2,835
Related party receivables	1,447,696	1,350,714
Total Current Assets	1,711,278	1,922,067

Non-Current Assets
Property, plant and equipment, net	76,008	19,764
Intangible asset, net	-	155
Deposits	13,526	12,456
Total Non-Current Assets	89,535	32,375
Total Assets	$1,800,813	$1,954,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Capital lease – current portion	$9,582	$9,352
Accounts payable	94,498	150,353
Taxes payable	5,221	8,978
Other payables	83,137	147,348
Accrued expenses	10,169	35,896
Related party payables	451,124	2,430,238
Total Current Liabilities	$653,731	$2,782,165

Commitment and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,027,162 and 19,920,325 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	21,027	19,920
Additional paid in capital	18,035,554	15,822,988
Accumulated deficit	(16,836,666)	(16,590,509)
Accumulated other comprehensive loss	(72,833)	(80,122)
Total Stockholders’ (Deficit) Equity	1,147,082	(827,723)
Total Liabilities and Stockholders’ Equity	$1,800,813	$1,954,442

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTH PERIODS ENDED OF JUNE 30, 2017 AND 2016

(Stated in US Dollars)

	For the six months ended June 30,		For the three months ended June 30,
	2017	2016	2017	2016

Revenue	$209,061	$7,500	$422	$4,500
Cost of revenues	826	-	2	-
Gross profit	$208,235	$7,500	$420	$4,500

Operating expenses
General and administrative expenses	557,171	533,923	267,023	292,898
	557,171	533,923	267,023	292,898

Operating loss	$(348,936)	$(526,423)	$(266,603)	$(288,398)

Other income (expenses)
Interest income	1,835	212	680	187
Interest expense	(217)	(748)	(217)	(9,706)
Other income	101,159	-	131,168	-
Other expense	-	-	-	-
Total other income/(expenses)	102,777	(536)	131,631	(9,519)

Loss before income taxes	(246,157)	(526,959)	(134,972)	(297,917)

Income tax	-	-	-	-

Net loss	$(246,157)	$(526,959)	$(134,972)	$(297,917)

Other comprehensive loss
Foreign currency translation adjustment	7,289	(12,397)	1,800	(15,829)

Comprehensive loss	$(238,868)	$(539,356)	$(133,172)	$(313,746)

Net loss per share
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic	20,565,980	19,753,658	21,027,162	19,920,325
Diluted	20,565,980	19,753,658	21,027,162	19,920,325

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

(Stated in US Dollars)

	For the six month periods ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(246,157)	$(526,959)
Depreciation and amortization	6,006	5,063
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(142)	142
Increase in other receivables	(14,793)	(10,301)
(Increase)/decrease in related party receivables	(96,982)	35,400
Increase in advance to suppliers	(7,399)	-
Increase in prepaid expenses and taxes	(1,915)	(826)
(Decrease)/increase in accounts payable	(55,855)	24,280
Decrease in accrued expenses	(25,496)	(28,208)
Increase/decrease in other payables	(64,212)	(9,356)
Increase in related party payables	234,559	1,945,604
Decrease in taxes payable	(3,757)	(378)
Net cash provided by (used in) operating activities	(276,143)	1,434,461

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(62,065)	-
Increase in deposits	(1,070)	-
Net cash generated from investing activities	(63,135)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for conversion of convertible note	-	-
Net cash generated from financing activities	-	-

Net increase in cash and cash equivalents	(339,278)	1,434,461

Effect of foreign currency translation on cash and cash equivalents	7,258	(11,666)

Cash and cash equivalents, beginning balance	480,609	141,437
Cash and cash equivalents, ending balance	$148,590	$1,564,232

SUPPLEMENTAL DISCLOSURES:
Interest received	$1,835	$212
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Related party payable formalized into convertible note	$2,213,673	$-
Issuance of stock for conversion of convertible note	$2,213,673	$-

The accompanying notes are an integral part of these financial statement

1.	THE COMPANY AND PRINCIPAL BUSINESS ACTIVITIES

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

As of June 30, 2017, the detailed identities of the consolidating subsidiaries are as follows:

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

For the three and six month periods ended June 30, 2017 and 2016, no stock-based compensation has been recognized.

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

Exchange Rates	6/30/2017	3/31/2017	12/31/2016	6/30/2016	3/31/2016
Year-end/period-end RMB : US$ exchange rate	6.7768	6.8905	6.9437	6.6433	6.4479
Average annual/period RMB : US$ exchange rate	6.8743	6.8882	6.6430	6.5353	6.5395

Year-end/period-end HKD : US$ exchange rate	7.8056	7.7705	7.7543	7.7586	7.7544
Average annual/period HKD : US$ exchange rate	7.7731	7.7602	7.7617	7.7669	7.7344

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

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. As a result, the Company has elected to early adopt this Update prospectively. As of December 31, 2016 and prior periods retrospective adjustments have not been applied.

As of June 30, 2017, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of June 30, 2017:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$148,589	$-	$-	$148,589
Total financial assets	$148,589	$-	$-	$148,589

Financial liabilities:
Capital lease	$9,582	$-	$-	$9,582
Total financial assets	$9,582	$-	$-	$9,582

As of December 31, 2016:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$480,609	$-	$-	$480,609
Total financial assets	$480,609	$-	$-	$480,609

Financial liabilities:
Capital lease	$9,352	$-	$-	$9,352
Total financial assets	$9,352	$-	$-	$9,352

3.	RELATED PARTY RECEIVABLES AND PAYABLES

Related party receivable consisted of the following:

	6/30/2017	12/31/2016

Xiang, Zuyue, CEO	$1,447,696	$1,350,714
	1,447,696	1,350,714

The amounts are unsecured, interest-free and due on demand.

Related party payable consisted of the following:

	6/30/2017	12/31/2016

Beijing Yuxin Shangfang Technology Co., Ltd.	$279,768	$273,043
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Wang, Yue, director of EGOOS HK	162,053	163,125
Wang, Zaixian, a major shareholder	-	1,971,871
Yang, Mei, shareholder	6,899	20,000
Li, Ping, director of WOFE	1,115	910
	$451,125	$2,430,238

The amounts are unsecured, interest-free and due on demand.

During the six months ended June 30, 2017, the Company formalized the related party payables to Wang, Zaixian (“Wang”) and Yang, Mei (“Yang”) by issuing convertible notes, which were unsecured and interest-free and due on demand. These notes were convertible into 1 common share for every $2 of outstanding debt owed to those related parties. On April 6, 2017 and April 7, 2017, Wang and Yang converted the notes into 1,025,000 and 81,837 common shares, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2017 and December 31, 2016:

	6/30/2017	12/31/2016

At Cost:
Machinery	$68,984	$7,676
Office equipment	18,589	18,142
Office furniture	12,910	12,600
	$100,484	$38,418

Less: Accumulated depreciation	(24,475)	(18,654)

	$76,008	$19,764

Depreciation expense for the six month periods ended June 30, 2017 and 2016 was $6,006 and $5,063, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of June 30, 2017 and December 31, 2016:

	6/30/2017	12/31/2016

Audit fee	$6,500	$35,000
Rental expense	3,669	895
	$10,169	$35,895

6.	TAXES PAYABLES

Taxes payable consisted of the followings as of June 30, 2017 and December 31, 2016:

	6/30/2017	12/31/2016

Value added tax	$-	$881
Payroll tax	3,527	5,808
Individual income tax	1,694	2,289
	$5,221	$8,978

7.	STOCKHOLDERS’ EQUITY

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

As of June 30, 2017, the Company has 100,000,000 shares of common stock authorized, 21,027,162 shares issued and outstanding at par value of $0.001 per share.

8.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any taxable income from its operations for the six month periods ended June 30, 2017 and 2016.

The provision for income taxes consists of the following:

For the six month periods June 30,
Current:	2017	2016

USA	$-	$-

Deferred:
USA	-	-
Provision for income taxes	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

For the six month periods June 30,
	2017	2016

Income tax at USA statutory rate of 34%	$-	$-
Others	-	-
Provision for income taxes	-	-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the six month periods ended June 30, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of June 30, 2017, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses’ since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax assets.

9.	LOSS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the six month periods ended June 30, 2017 and 2016.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the six months ended June 30,		For the three months ended June 30,
	2017	2016	2017	2016

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(246,157)	$(526,959)	$(134,972)	$(297,917)

Denominator:
Weighted average common shares outstanding	20,565,980	19,753,658	21,027,162	19,920,325
Basic loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.01)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(246,157)	$(526,959)	$(134,972)	$(297,917)

Denominator:
Weighted average common shares outstanding
Diluted loss per share	$(0.01)	$(0.03)	$(0.01)	$(0.01)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

10.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2017, the Company had accumulated deficits of $16,836,666 and working capital of current assets exceeding current liabilities by $1,057,547. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

11.	COMMITMENTS

(a.)	On June 2, 2016, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on June 1, 2016 for a three-year lease term. The monthly rental expense is approximately $2,962 (RMB 20,074).

(b.)	On September 1, 2016, Mr. Zuyue Xiang entered into a lease agreement on behalf of the Company for office space in Guangdong Province, P.R.C. commencing on September 1, 2016 for a three-year lease term. The monthly rental expense is approximately $960 (RMB 6,503).

As of June 30, 2017, the outstanding lease commitments are:

Year 1	$47,061
Year 2	44,099
Year 3	1,919
$93,080

As of December 31, 2016, the outstanding lease commitments are:

Year 1	$71,831
Year 2	45,331
Year 3	21,663
$138,825

12.	CAPITAL LEASE

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2017:

Year 1	$10,329
Total minimum lease payments	10,329
Less: Amount representing interest	(747)
Present value of net minimum lease payments	$9,582

As of June 30, 2017, current and noncurrent obligations under capital leases are reflected as $9,582 and $0, respectively. As of June 30, 2017, the present value of minimum lease payments due within one year is $9,582.

As of December 31, 2016, current and noncurrent obligations under capital leases are reflected as $9,352 and $0, respectively. As of December 31, 2016, the present value of minimum lease payments due within one year is $9,352.

13.	CONCENTRATION OF RISKS

A.	Major Customer

The Company had certain customers who represented 10% or more of the Company’s total sales. For the six month period ended June 30, 2017, the Company generated service revenue from three customers which represented 33%, 30%, and 35% of the revenue. For the six month period ended June 30, 2016, the Company did not generate any revenue. The Company is unable to forecast if re-occurring services revenue will be generated from that customer.

B.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the six month period ended June 30, 201, two vendors accounted for 20% and 80% of accounts payable, respectively. For the six month period ended June 30, 2016, three vendors accounted for 10%, 28% and 62% of accounts payable, respectively.

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

On July 7, 2017, SQEC and the director and CEO of the Company, Mr. Zuyue Xiang (“Xiang”), entered into an intangible asset transfer agreement. Xiang will transfer his rights and ownership of the patent to a voice smart card and trading system for a consideration of RMB 10,000,000 (equivalent to USD 1,447,696). SQEC intends to settle the receivable due from Mr. Xiang in lieu of payment of the transfer of such intangible assets. Per agreement, Mr. Xiang will complete all necessary documentation of transfer of title to SQEC by August 8, 2017.

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

Results of Operations

We are a development stage company and have generated minimal revenues from operations since our inception on November 11, 2013 to June 30, 2017.  As of June 30, 2017, we had total assets of $1,800,813 and total liabilities of $653,731. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are in the process of developing our products and services. Consequently, we generated minimal revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2017.

Three Months ended June 30, 2017 and 2016

Revenue

We launched our audio banking card operations (including software and hardware) at the beginning of 2017.  Revenues for the three months ended June 30, 2017 were $422 as compared to $4,500 for such period of 2016, reflecting a decrease of $4,078, due to the sales department’s failure to meet the sales target. During the three months ended June 30, 2017, we neither installed the audio bank card system to new companies or banks nor did we sell our audio bank cards on a large scale. As a result, we generated very limited amount of revenue during the three-month period ended June 30, 2017.

Expenses

During the three month period ended June 30, 2017, we incurred general and administrative expenses and professional fees in an amount of $267,024 as compared to those of $292,898 during the three-month period ended June30, 2016, representing a decrease of $25,874 or 8.8%. General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. The amounts of general and administrative expenses did not change substantially from the second quarter of fiscal year 2016 to the second quarter of fiscal year 2017.

Six Months ended June 30, 2017 and 2016

Revenue

Revenues for the six months ended June 30, 2017 were $209,061 compared to $7,500 for the six-month period ended June 30, 2016, which reflects an increase of $201,561 or 2,687%. The increase of revenue during the six-month period in 2017 was primarily attributed to our services provided to two audio bank card manufacturers in connection with establishing and maintaining the audio bank card platforms at the manufacturers’ facilities during the three months ended March 31, 2017.

Expenses

General and administrative and professional fee expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

General and administrative expenses and professional fees for the six months ended June 30, 2017 were $557,171 compared to $533,923 for the six-month period ended June 30, 2016, representing an increase of $23,248 or 4.4%.

The amounts of general and administrative expenses did not increase substantially during the six months ended June 30, 2017 as compared to that during the six months ended June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing. Our current burn rate is approximately $182,000 per month. We intend to raise capital to fund our operations in the near future although we did not have specific plans in that regard.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2017, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal accounting staff, our disclosure controls were not effective as of June 30, 2017, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

There are no arrangements or understandings between the Company and Mr. Liu and any other person or persons pursuant to which Mr. Liu was appointed as the Company’s Chief Executive Officer and a member of the Board and there is no family relationship between Mr. Liu and any other director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer.

There are no transactions between the Company and Mr. Liu that are reportable pursuant to Item 404(a) of Regulation SK. The Company did not enter into or materially amend any material plan, contract or arrangement with Mr. Liu in connection with his appointment as the CEO and a member of the Board.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Convertible Note Exchange Agreement by and among Wave Sync Corp, Zaixian Wang and Mei Yang, dated March 17, 2017 (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2017)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE SYNC CORP.

August 14, 2017	By:	/s/ Yang Liu
Yang Liu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Finance and Accounting Officer)

