Form 10-Q
period 2017-09-30
Wave Sync Corp.
filed 2017-11-14
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017, or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 001-34113

WAVE SYNC CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2559866
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11 Middlebury Blvd, Unit 3, Randolph, NJ 07869	10080
(Address of Principal Executive Offices)	(ZIP Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding As of November 13, 2017
Common stock, par value $0.001	21,027,713

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
Wave Sync Corp.

We have reviewed the accompanying interim condensed consolidated balance sheets of Wave Sync Corp. (the “Company”) as of September 30, 2017 and December 31, 2016, and the related condensed statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2017 and 2016 and statements of cash flows for the nine month periods ended September 30, 2017 and 2016. These interim consolidated financial statements are the responsibility of the Company’s management.

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

San Mateo, California	WWC, P.C.
November 14, 2017	Certified Public Accountants

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

	At September 30,	At December 31,
	2017	2016
		(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$7,115	$480,609
Accounts receivable, net	6,011	5,761
Other receivable	9,503	-
Advance to suppliers	50,397	64,633
Prepaid expenses	18,276	17,515
Prepaid taxes	3,487	2,835
Related party receivables	-	1,350,714
Total Current Assets	94,789	1,922,067

Non-Current Assets
Property, plant and equipment, net	70,458	19,764
Intangible asset, net	7,728,167	155
Deposits	662	12,456
Total Non-Current Assets	7,799,287	32,375

Total Assets	$7,894,076	$1,954,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Capital lease – current portion	$9,758	$9,352
Accounts payable	77,972	150,353
Taxes payable	9,549	8,978
Other payables	52,882	147,348
Accrued expenses	15,841	35,896
Related party payables	549,558	2,430,238
Total Current Liabilities	$715,560	$2,782,165

Non-current Liabilities
Capital lease	-	-
	715,560	2,782,165

Commitment and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,027,162 and 19,920,325 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	21,027	19,920
Additional paid in capital	24,260,979	15,822,988
Accumulated deficit	(17,030,887)	(16,590,509)
Accumulated other comprehensive loss	(72,603)	(80,122)
Total Stockholders’ (Deficit) Equity	7,178,516	(827,723)

Total Liabilities and Stockholders’ Equity	$7,894,076	$1,954,442

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Stated in US Dollars)

	For the nine months ended September 30,		For the three months ended September 30,
	2017	2016	2017	2016

Revenue	$229,153	$-	$20,092	$-
Cost of revenues	834	-	8	-
Gross profit	$228,319	$-	$20,084	$-

Operating expenses
General and administrative expenses	802,121	985,281	244,950	451,358
	802,121	985,281	244,950	451,358

Operating loss	$(573,802)	$(985,281)	$(224,866)	$(451,358)

Other income (expenses)
Interest income	2,076	2,346	458	2,135
Interest expense	-	(1,113)	-	(367)
Other income	131,348	16,500	30,187	9,000
Other expense	-	(2,608)	-	(2,608)
Total other income/(expenses)	133,424	15,125	30,645	8,160

Loss before income taxes	(440,378)	(970,156)	(194,221)	(443,198)

Income tax	-	-	-	-

Net loss	$(440,378)	$(970,156)	$(194,221)	$(443,198)

Other comprehensive loss
Foreign currency translation adjustment	7,519	(14,669)	230	(2,271)

Comprehensive loss	$(432,859)	$(984,825)	$(193,991)	$(445,469)

Net loss per share
Basic	$(0.02)	$(0.05)	$(0.01)	$(0.02)
Diluted	$(0.02)	$(0.05)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
Basic	20,721,968	19,920,325	21,027,162	19,920,325
Diluted	20,721,968	19,920,325	21,027,162	19,920,325

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(Stated in US Dollars)

	For the nine month periods ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(440,378)	$(970,156)
Depreciation and amortization	13,427	7,747
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(250)	165
Increase in other receivables	(9,503)	(41,541)
(Increase)/decrease in related party receivables	(152,028)	41,277
Increase in advance to suppliers	14,236	-
Increase in prepaid expenses and taxes	(1,413)	(3,225)
(Decrease)/increase in accounts payable	(72,382)	(4,483)
Decrease in accrued expenses	(19,648)	(27,919)
Increase/(decrease in other payables	(94,466)	1,499,548
Increase in related party payables	332,993	228,912
Decrease in taxes payable	570	1,687
Net cash provided by (used in) operating activities	(428,842)	732,012

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(63,912)	(1,798)
Decrease in deposits	11,795	-
Net cash generated from investing activities	(52,117)	(1,798)

Net increase in cash and cash equivalents	(480,959)	730,214

Effect of foreign currency translation on cash and cash equivalents	7,465	(13,932)

Cash and cash equivalents, beginning balance	480,609	141,437
Cash and cash equivalents, ending balance	$7,115	$857,719

SUPPLEMENTAL DISCLOSURES:
Interest received	$2,076	$2,346
Interest paid	$-	$1,113
Income tax paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Related party payable formalized into convertible note	$2,213,673	$-
Issuance of stock for conversion of convertible note	$2,213,673	$-
Patent transferred in to offset balance of related party receivable	$1,502,742	$-
Purchase of intangible asset	$7,728,167	$-
Increase in additional paid in capital from purchase of intangible asset	$6,225,425	$-

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

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

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

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

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

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

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

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

As of September 30, 2017, the detailed identities of the consolidating subsidiaries are as follows:

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

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

For the three and nine month periods ended September 30, 2017 and 2016, no stock-based compensation has been recognized.

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

Exchange Rates	9/30/2017	12/31/2016	9/30/2016
Year-end/period-end RMB : US$ exchange rate	6.6545	6.9437	6.6694
Average annual/period RMB : US$ exchange rate	6.8057	6.6430	6.5792

Year-end/period-end HKD : US$ exchange rate	7.8110	7.7543	7.7547
Average annual/period HKD : US$ exchange rate	7.7870	7.7617	7.7632

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

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

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

As of September 30, 2017, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

U.	Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of September 30, 2017:

	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$7,115	$-	$-	$7,115
Total financial assets	$7,115	$-	$--	$7,115

Financial liabilities:
Capital lease	$9,758	$-	$-	$9,758
Total financial assets	$9,758	$-	$-	$9,758

As of December 31, 2016:

	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$480,609	$-	$-	$480,609
Total financial assets	$480,609	$-	$-	$480,609

Financial liabilities:
Capital lease	$9,352	$-	$-	$9,352
Total financial assets	$9,352	$-	$-	$9,352

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

3.	RELATED PARTY RECEIVABLES AND PAYABLES

Related party receivable consisted of the following:

	9/30/2017	12/31/2016

Xiang, Zuyue, CEO	$-	$1,350,714
	-	1,350,714

The amounts are unsecured, interest-free and due on demand.

Related party payable consisted of the following:

	9/30/2017	12/31/2016

Beijing Yuxin Shangfang Technology Co., Ltd.	$284,910	$273,043
Xiang, Zuyue, director of SQEC and shareholder	28,384	-
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Wang, Yue, director of EGOOS HK	161,942	163,125
Wang, Zaixian, a related party and shareholder	-	1,971,871
Yang, Mei, shareholder	71,899	20,000
Li, Ping, director of WOFE	1,134	910
	$549,558	$2,430,238

The amounts are unsecured, interest-free and due on demand.

During the nine months ended September 30, 2017, the Company formalized the related party payables to Wang, Zaixian (“Wang”) and Yang, Mei (“Yang”) by issuing convertible notes, which were unsecured and interest-free and due on demand. These notes were convertible into 1 common share for every $2 of outstanding debt owed to those related parties. On April 6, 2017 and April 7, 2017, Wang and Yang converted the notes into 1,025,000 and 81,837 common shares, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2017 and December 31, 2016:

	9/30/2017	12/31/2016

At Cost:
Machinery	$70,252	$7,676
Office equipment	18,931	18,142
Office furniture	13,147	12,600
	$102,330	$38,418

Less: Accumulated depreciation	(31,872)	(18,654)

	$70,458	$19,764

Depreciation expense for the nine month periods ended September 30, 2017 and 2016 was $13,427 and $7,747, respectively.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

5.	INTANGIBLE ASSET

Intangible assets consisted of the following as of September 30, 2017 and December 31, 2016:

	9/30/2017	12/31/2016

At Cost:
Patent	$7,728,167	$-
Software	1,292	1,239
	$7,729,459	$1,239

Less: Accumulated amortization	(1,292)	(1,084)

	$7,728,167	$155

On July 7, 2017, SQEC and the director and CEO of the Company, Mr. Zuyue Xiang (“Xiang”), entered into an intangible asset transfer agreement. Xiang will transfer his rights and ownership of the patent to a voice smart card and trading system for a consideration of RMB 10,000,000 (equivalent to USD 1,447,696). The patent transferred was net off with the receivable from Xiang and also increased additional paid in capital of $6,225,425 as a result of an appraised value of the patent of $7,728,167.

The patent will be amortized over a useful life of ten years. Amortization expense for the nine month periods ended September 30, 2017 and 2016 was $209 and $470, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of September 30, 2017 and December 31, 2016:

	9/30/2017	12/31/2016

Audit fee	$6,500	$35,000
Rental expense	-	895
Utilities	9,341	-
	$15,841	$35,895

7.	TAXES PAYABLES

Taxes payable consisted of the followings as of September 30, 2017 and December 31, 2016:

	9/30/2017	12/31/2016

Value added tax	$-	$881
Payroll tax	8,997	5,808
Individual income tax	552	2,289
	$9,549	$8,978

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

8.	STOCKHOLDERS’ EQUITY

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

As of September 30, 2017, the Company has 100,000,000 shares of common stock authorized, 21,027,162 shares issued and outstanding at par value of $0.001 per share.

9.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any taxable income from its operations for the nine month periods ended September 30, 2017 and 2016.

The provision for income taxes consists of the following:

For the nine month periods September 30,
	2017	2016
Current:
USA	$-	$-

Deferred:
USA	-	-
Provision for income taxes	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

For the nine month periods September 30,
	2017	2016

Income tax at USA statutory rate of 34%	$-	$-
Others	-	-
Provision for income taxes	-	-

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the nine month periods ended September 30, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of September 30, 2017, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses’ since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax assets.

10.	LOSS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the nine month periods ended September 30, 2017 and 2016.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the nine months ended September 30,		For the three months ended September 30,
	2017	2016	2017	2016

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(432,859)	$(984,825)	$(193,991)	$(445,469)

Denominator:
Weighted average common shares outstanding	20,721,968	19,920,325	21,027,162	19,920,325
Basic loss per share	$(0.02)	$(0.05)	$(0.01)	$(0.02)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(432,859)	$(984,825)	$(193,991)	$(445,469)

Denominator:
Weighted average common shares outstanding
Diluted loss per share	$(0.02)	$(0.05)	$(0.01)	$(0.02)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

11.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2017, the Company had accumulated deficits of $17,030,887 and working capital deficit of current liabilities exceeding current assets by $620,771. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

12.	COMMITMENTS

(a.)	On June 2, 2016, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on June 1, 2016 for a three-year lease term. The monthly rental expense is approximately $2,962 (RMB 20,074).

(b.)	On September 1, 2016, Mr. Zuyue Xiang entered into a lease agreement on behalf of the Company for office space in Guangdong Province, P.R.C. commencing on September 1, 2016 for a three-year lease term. The monthly rental expense is approximately $960 (RMB 6,503).

As of September 30, 2017, the outstanding lease commitments are:

Year 1	$48,141
Year 2	35,045
$83,186

As of December 31, 2016, the outstanding lease commitments are:

Year 1	$71,831
Year 2	45,331
Year 3	21,663
$138,825

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

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

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2017:

Year 1	$10,329
Total minimum lease payments	10,329
Less: Amount representing interest	(571)
Present value of net minimum lease payments	$9,758

As of September 30, 2017, current and noncurrent obligations under capital leases are reflected as $9,758 and $0, respectively. As of September 30, 2017, the present value of minimum lease payments due within one year is $9,758.

As of December 31, 2016, current and noncurrent obligations under capital leases are reflected as $9,352 and $0, respectively. As of December 31, 2016, the present value of minimum lease payments due within one year is $9,352.

14.	CONCENTRATION OF RISKS

A.	Major Customer

The Company had certain customers who represented 10% or more of the Company’s total sales. For the nine month period ended September 30, 2017, the Company generated service revenue from three customers which represented 33%, 30%, and 35% of the revenue. For the nine month period ended September 30, 2016, the Company did not generate any revenue. The Company is unable to forecast if re-occurring services revenue will be generated from that customer.

B.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the nine month period ended September 30, 2017, two vendors accounted for 20% and 80% of accounts payable, respectively. For the nine month period ended September 30, 2016, three vendors accounted for 10%, 28% and 62% of accounts payable, respectively.

C.	Credit Risk

The Company maintains cash balances at several financial institutions located in the United States and the PRC. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts located outside of the United States are not insured and may be subject to such risk.

15.	SUBSEQUENT EVENT

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has determined that are no material subsequent events that occur after the balance sheet date that require disclosure.

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

Results of Operations

We are a development stage company and have generated minimal revenues from operations since our inception on November 11, 2013 to September 30, 2017.  As of September 30, 2017, we had total assets of $7,894,076 and total liabilities of $715,560. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

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

Three Months ended September 30, 2017 and 2016

Revenue

Revenues for the three months ended September 30, 2017 were $20,092, due to the sales department failed to meet the target. We generated a de minimus amount of revenue in this quarter.

Expenses

During the three month period ended September 30, 2017, we incurred general and administrative expenses and professional fees of $244,950 compared to $451,358 for the period to September 30, 2016, reflecting a decrease of $206,408 or 45%. General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. Such decrease in our expenses in the three-month periods ended September 30, 2017 and 2016 was primarily due to the decrease of bonus, office expense and business relationship expenses.

Nine Months ended September 30, 2017 and 2016

Revenue

Revenues for the nine months ended September 30, 2017 were $229,153 compared to $0 for the period to September 30, 2016, reflecting an increase of $229,153. The increase of revenue during such nine-month period was primarily attributed to our services provided to two audio bank card manufacturers in connection with establishing and maintaining the audio bank card platforms at the manufacturers’ facilities during the quarter ended March 31, 2017.

Expenses

General and administrative and professional fee expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. General and administrative expenses and professional fees for the nine months ended September 30, 2017 were $802,121 as compared to $985,281 for the period to September 30, 2016, which represented a decrease of $183,160 or approximately 19%. Reduction in bonus, office expense and business relationship expense primarily contributed to such decrease in our expenses for the nine months ended September 30, 2017 compared to September 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2017, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of September 30, 2017, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

WAVE SYNC CORP.

November 14, 2017	By:	/s/ Yang Liu
Yang Liu
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ming Yi
Ming Yi
Chief Financial Officer
(Principal Finance and Accounting Officer)

