Form 10-K
period 2017-12-31
Wave Sync Corp.
filed 2018-04-16
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter approximately $28,631,723 as of June 30, 2017.

As of April 2, 2018, the registrant has 21,027,713 shares of common stock outstanding.

i

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

ii

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

In or about early October 2011, Mr. Nie Xinfeng, the Company’s former chairman of the Board of Directors, took possession of, among other things, the company seal, financial seal, and original books and records of Ding Neng Bio-tech. Since then, the Company was prevented from obtaining and did not have access to the financial information of Ding Neng Bio-tech.

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

On July 24, 2017, Mr. Zuyue Xiang resigned as the CEO of the Company effective immediately, but remains a member of the Board of the Company and the president of one of the Company’s subsidiaries in Guangzhou, China. Mr. Xiang resigned from the CEO of the Company for personal reasons and not as a result of any disputes or disagreements between Mr. Xiang and the Company on any matter relating to the Company’s operations, policies or practices.

On July 24, 2017, Ms. Xinqian Zhang resigned as the Company’s Secretary and a member of the Board, effective immediately. Ms. Zhang resigned from her position as the Secretary and a member of the Board for her personal reasons and not as a result of any disputes or disagreements between Ms. Zhang and the Company on any matter relating to the Company’s operations, policies or practices.

On July 24, 2017, the Board appointed Mr. Yang Liu, 38 years old, as the new CEO of the Company and a member of the Board. Mr. Liu has more than ten years of experience in software development and business management.

On September 27, 2017, Mr. Pok Kam Li resigned as a member of the Board of the Company. On October 19, 2017, the Board appointed Ms. Minqin Tang to the Board to fill the vacancy created by Mr. Li’s resignation.

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

Employees

A substantial part of our employees are located in China. As of the date of this annual report, Guangzhou Yuzhi and its subsidiaries have nine employees in China and seven employees are located in the U.S. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

Going Concern

As reflected in the accompanying financial statements, as of December 31, 2017, the Company had accumulated deficits of $21,452,071 and working capital deficit of current liabilities exceeding current assets by $897,516 due to the substantial losses in operation in previous periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has not formed audit, compensation and nominating committees of its board of directors and it is inexperienced in formal U.S. corporate governance procedures. A lack of functioning independent controls over the Company’s corporate affairs may result in potential or actual conflicts of interest between controlling shareholders and other shareholders. It presently has no policy to resolve such conflicts. The absence of customary standards of corporate governance may leave its shareholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide the Company with funds necessary to expand its operations.

Although our financial statements have been prepared on a going concern basis, we must raise additional capital to fund our operations in order to continue as a going concern.

WWC, P.C., our independent registered public accounting firm for the fiscal year ended December 31, 2017 and 2016, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2017, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely, which could cause investors to suffer the loss of all or a substantial portion of their investment.

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

All of the sales of Guangzhou Yuzhi and its Subsidiaries are generated in China and they anticipate that sales of their audio bank cards and audio chips in China will continue to represent all of their total sales in the near future. Although the PRC economy has grown significantly in recent years, no assurances can be given that such growth will continue. The industry in which Guangzhou Yuzhi and its Subsidiaries is involved in the PRC is new and growing, but Guangzhou Yuzhi and its Subsidiaries do not know how sensitive this industry is to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for audio chips and audio bank cards products. In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for biodiesel products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for bank cards in general or audio bank cards in particular and materially and adversely affect the business, results of operations and future operating prospects of Guangzhou Yuzhi and its Subsidiaries.

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

PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability transfer capital among our PRC subsidiaries and us.

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

The Company is the sole shareholder of EGOOS BVI. If we fail to comply with SAFE Circular 37 and related rules, we may be subject to PRC fines and legal sanctions as described above. Furthermore, since SAFE Circular 37 was recently promulgated and it is unclear how this regulation, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant PRC government authorities, we cannot predict how these regulations will affect our business operations or future strategy. Failure to register or comply with relevant requirements may also limit our ability to transfer capital among us and our PRC subsidiaries. These risks may have a material adverse effect on our business, financial condition and operations.

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

Mr. Jie Yang, the sole director of EGOOS BVI, and all of Guangzhou Yuzhi and its Subsidiaries’ officers reside outside of the United States. Furthermore, the operating subsidiaries, Guangzhou Yuzhi and its Subsidiaries, are located in the PRC. All of their assets are located primarily in China. China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judicial judgments. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States federal securities laws against EGOOS BVI in the courts of either the United States or the PRC or France and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the PRC courts or French courts.

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

The OTCQB market is an over-the-counter market that provides significantly less liquidity than NASDAQ or the NYSE MKT. The trading price of the Common Stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our Common Stock.

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

ITEM 2. PROPERTIES

Guangzhou Yuzhi’s office is located at 67 Dongpu Erma Road, Suite 5-109, Tianhe District, Guangzhou City, Guangdong Province, China. We lease a total of approximately 81 square meters (approximately 872 square feet) of office space at the aforementioned address pursuant to the lease agreement (the “Yuzhi Lease Agreement”) entered by and between Guangzhou Rijian Enterprise Management Co. Ltd. and Zuyue Xiang, the President of Shenzhen Exce-card, on September 1, 2016. Pursuant to this Yuzhi Lease Agreement, the monthly rent is on a progressive schedule commencing from RMB 6,075 (approximately $883). The Yuzhi Lease Agreement is expected to expire on August 31, 2019.

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

Wave Sync Corp. is located at 11 Middlebury Blvd, Unit 3, Randolph, NJ. Our office space is approximately 800 square feet. The total monthly rent for the office is approximately $833.

In 2017, we maintained our testing workshop in Shenzhen to produce inlays of our audio bank cards on a small scale. Shenzhen Exce-card has a current lease with Shenzhen Tianshi Qiancheng relating to the use of part of Shenzhen Tianshi Qiancheng’s real property as the testing workshop to manufacture inlays on a small scale. Shenzhen Exce-card owns the equipment and furniture therein.

For more details please refer to the section titled “Risks Related to the Overall Business of Guangzhou Yuzhi and its Subsidiaries” included in “Item 1A Risk Factors” above.

ITEM 3. LEGAL PROCEEDINGS

To the best knowledge of the Company, we are not a party to any legal proceedings as of the date of this annual report. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

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

	2018		Fiscal Year Ended December 31, 2017		Fiscal Year Ended December 31, 2016
	Low	High	Low	High	Low	High
First Quarter ended March 31	$2.45	$3.00	$2.50	$4.97	$0.03	$6.00
Second Quarter ended June 30	$-	$-	$2.50	$3.33	$3.32	$8.00
Third Quarter ended September 30	$-	$-	$2.50	$2.50	$6.00	$6.10
Fourth Quarter ended December 31	$-	$-	$2.50	$3.00	$3.62	$6.00

On December 29, 2017, the closing price for our common stock, as reported by the OTC Market, was $3.00 per share. As of April 2, 2018, the Company had an aggregate of 21,027,713 shares of common stock issued and outstanding and 137 shareholders of record.

Stockholders of Record

As of April 2, 2018, we had 137 record holders of our common stock. Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive S #430, Denver, CO 80209 is the transfer agent for our common stock.

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

Results of Operations

We are a development stage company and have generated minimal revenues from operations since our inception on November 11, 2013 to December 31, 2017.  As of December 31, 2017, we had total assets of $4,086,466 and total liabilities of $964,653. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are in the process of developing our products and services. Consequently, we generated minimal revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2018.

Revenue

Revenues for the year ended December 31, 2017 were $230,805 compared to $30,691 for the period to December 31, 2016, reflecting an increase of $200,114. The increase of revenue during such period was primarily attributed to our services provided to two audio bank card manufacturers in connection with establishing and maintaining the audio bank card platforms at the manufacturers’ facilities during the year ended December 31, 2017.

Expenses

General and administrative and professional fee expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. General and administrative expenses and professional fees for the year ended December 31, 2017 were $1,448,488 as compared to $1,262,731 for the period to December 31, 2016, which represented an increase of $185,757 or approximately 13%. Such increase was primarily attributed to stock option compensation expense for the years ended December 31, 2017 compared to December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2017 and the notes thereto are set forth on page F- 1 through F-21 of this Annual Report.

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

As of December 31, 2017, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Issuance of Shares

The Company’s common stock issued within the past two years were summarized as follows:

		Number of	Issue Value
Name of Shareholder	Date	Shares	Per Share	Reason for Issuance
Zaixian Wang	(1)	1,025,000	$2.00	Exercise of convertible note (2)
Mei Yang	(1)	81,837	$2.00	Exercise of convertible note (2)
Total		1,106,837

(1)	Pursuant to the Note Conversion Exchange Agreement dated March 17, 2017, the Company shall issue 1,025,000 and 81,837 shares of Common Stock to Zaixian Wang and Mei Yang, respectively, in exchange for the convertible notes held by each of them.
(2)	The Company relied upon the exemption from registration under Section 3(a)(9) of the Securities Act in connection with these issuances.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board and executive officers of the Company as of the date of this annual report are as follows:

Directors and Executive Officers	Age	Position / Title
Hongxia Zhao	48	Director
Yang Liu	39	Chief Executive Officer and Director
Minqin Tang	32	Director
Ming Yi	37	Chief Financial Officer and Director
Mei Yang	46	Chairperson of the Board
Zuyue Xiang	48	Director
Xiaoqiang Zuo	49	Director

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

Mr. Yang Liu has more than ten years of experience in software development and business management. In connection with his services as the CEO, the Company will pay Mr. Liu a salary of $72,000 annually. Prior to joining the Company, Mr. Liu worked as manager, technology consultant and software engineer for a number of technology companies and financial institution. From 2005 to 2007, Mr. Liu served as a software engineer at UQM Technologies, Inc. and from 2007 to 2008 he was a software developer at FlexTrade System, Inc. Then Mr. Liu moved to work for Murex North America as a senior derivative software consultant for seven years and became Murex Regional Manager at UBS in 2015. He holds a bachelor degree in Electronic Engineering from Tsinghua University in China and masters of Science in Electrical Engineering (MSEE) and in Mathematical Science from New Mexico State University in the United States.

Ms. Minqin Tang, since July 2014 has served as an Executive Producer at Premier Event Management in New York. From June 2013 to the date hereof, Minqin serves as the Chief Executive Officer for Excelture Group LLC in New York. Ms. Tang is a founding member of the US China Federal Association of Business Councils, which began in September 2011. From 2012 to 2015, Ms. Tang was a partner in Tutami Learnings LLC and from 2011 to 2014 Ms. Tang was a consultant at Weiming Education. Ms. Tang started her career as a Tax Associate at PriceWaterhouseCoopers, LLP in 2008. She received a bachelor degree in accounting from University of International Business and Economics in China in 2007 and a master in accountancy science from University of Illinois at Urbana-Champaign in 2008. Ms. Tang has been a chartered certified accountant from 2004.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the period ended December 31, 2017, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, have not filed all required reports on a timely basis. Yang Liu, our CEO, did not timely file Form 3 and Form 4 relating to the grant of options to purchase 1,050,000 shares of the Company’s common stock on October 20, 2017. Mei Yang, our chairperson of the Board, did not timely file Form 3 and Form 4 relating to the receipt of 81,837 shares of the Company’s common stock in exchange for the conversion of certain debt owed by the Company to her as set forth in the Note Conversion Exchange Agreement dated March 17, 2017. Zaixian Wang, a shareholder owning more than 10% of our outstanding common stock, did not timely file Form 3 and Form 4 relating to the receipt of 1,025,000 shares of the Company’s common stock in exchange for the conversion of certain debt owed by the Company to him as set forth in the Note Conversion Exchange Agreement dated March 17, 2017. We plan to file such forms required by the Securities and Exchange Commission regulations as soon as practicable.

ITEM 11: EXECUTIVE COMPENSATION.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the period through December 31, 2017, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Zuyue Xiang,	2016	66,667	-	-	-	-	-	-	66,667
former CEO, director, President of Shenzhen Exce-card	2017	66,667	-	-	-	-	-	-	66,667

Yang Liu,	2017	72,000	-	-	-	-	-	-	72,000
CEO	2016	-	-	-	-	-	-	-	-

Ming Yi,	2016	0	-	-	-	-	-	-	0
CFO	2017	0	-	-	-	-	-	-	0

Mei Yang,	2016	60,000	-	-	-	-	-	-	60,000
Chairperson of the Board	2017	60,000	-	-	-	-	-	-	60,000

Mr. Zuyue Xiang (in his capacity as general manager of Shenzhen Exce-card) has a written employment agreement with Shenzhen Exce-card for a term of 5 years from January 1, 2015 to December 31, 2019. He commenced his employment with Shenzhen Exce-card as managing staff in July 2014, and since April 2015, he served as the President of Shenzhen Exce-card. Mr. Xiang receives an annual salary of RMB 420,000 (approximately $66,667 based on an exchange ratio of 1 U.S. dollars = 6.30 RMB). On July 24, 2017, Mr. Zuyue Xiang resigned as the Chief Executive Officer but has remained a member of the Board of the Company and the president of Shenzhen Exce-card.

None of the officers receives any other compensation or reimbursement from the Company.

Employment Agreements

In addition to the employment agreement with Mr. Zueyue Xiang, we have an employment agreement with Mr. Yang Liu, the CEO of the Company. On October 20, 2017, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Yang Liu, pursuant to which he serves as the Company’s Chief Executive Officer. In accordance with the Employment Agreement, the Company shall pay Mr. Liu a base salary of $72,000 per year with the regular executive benefits and vacations. In connection with Mr. Liu’s service as the Chief Executive Officer of the Company, Mr. Liu was granted non-qualified stock options (the “Options”) to purchase an aggregate of 1,050,000 shares of the Company’s common stock at an exercise price of $1.00 per share, exercisable for five years. The Options shall vest in three years in equal amounts with 350,000 on October 19, 2018, 350,000 on October 19, 2019 and 350,000 on October 19, 2020. The Employment Agreement has a term of three years and can be renewed automatically for successive one-year periods.

Except with Mr. Zuyue Xiang and Mr. Yang Liu, we do not have any other employment agreements with any other officers or directors.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2017)

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2017:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Yang Liu(1)	—	1,050,000	—	1.00	10/19/2022	1,050,000	1,575,000	(2)	---	$	---

(1)	On October 20, 2017, we entered into an employment agreement with Yang Liu, the CEO of the Company, pursuant to which the Company granted Mr. Yang Liu non-qualified stock options (the “Options”) to purchase an aggregate of 1,050,000 shares of the Company’s common stock, vesting over three years in equal amount.
(2)	The dollar amount shown is determined by multiplying the number of shares of common stock reported in the table by the closing price of a share of our common stock on October 20, 2017 ($2.50), which was the day of such issuance.

Directors’ Compensation

Mei Yang received $60,000 from the Company as remuneration of her services provided to the Company in the capacity of the chairwoman of the Board of Directors. Except for her annual salary, Ms. Yang has not received any other type or amount of compensation from the Company for her service during the year of 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of April 2, 2018, by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of April 2, 2018, the Company has 21,027,713 shares of Common Stock outstanding.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class
Directors and Executive Officers
Mei Yang, Chairperson of the Board	2,081,837	9.90%
Ming Yi, CFO and Director	43,187	*
Zuyue Xiang, Director	3,000,000	14.27%
Minqin Tang, Director	0	-
Yang Liu, CEO and Director	0	-
Hongxia Zhao, Director	0	-
Xiaoqiang Zuo	100,000	*
All directors and executive officers as a group (6 persons)	5,225,024	24.85%

5% Holders
Mei Yang (3)	2,081,837	9.90%
Zaixian Wang (4)(5)	2,875,000	13.67%
Warren Wang (5)	1,376,649	6.55%
Zuyue Xiang	3,000,000	14.27%
Zezhang Tan	1,100,000	5.23%
Yue Wang	4,300,000	20.45%
Total (All 5% holders as a group 6 persons)	14,733,486	70.07%

*	Less than 1%.
(1)	Unless otherwise noted, the address is c/o 11 Middlebury Blvd, Unit 3, Randolph, NJ 07869.
(2)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/ or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within sixty (60) days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 21,027,713 shares of common stock outstanding as of April 2, 2018.
(3)	Pursuant to the Note Conversion Exchange Agreement dated March 17, 2017, the Company issued 81,837 shares of Common Stock to Mei Yang in exchange for the convertible notes held by her.
(4)	Pursuant to the Note Conversion Exchange Agreement dated March 17, 2017, the Company issued 1,025,000 shares of Common Stock to Zaixian Wang in exchange for the convertible notes held by him.
(5)	Includes 1,000,000 held by US New Media Holding Group Inc., the beneficiary holder of which is Warren Wang. Zaixian Wang is Warren Wang’s father, however, Warren Wang disclaims the beneficial ownership of the 2,875,000 shares of Common Stock.

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

Loan to Management

Guangzhou Yuzhi extended a loan to Xiang, Zuyue, our Chief Executive Officer, in the amount of RMB 9,999,998 (approximately $1,541,956), which is unsecured and does not bear interest. Such referenced loan was extended to Mr. Xiang by Guangzhou Yuzhi in May 2014, prior to the consummation of our acquisition of EGOOS BVI (as well as Guangzhou Yuzhi) on October 19, 2015. In addition, there was an additional immaterial increase of the amount due from Mr. Xiang in the amount of RMB 7,918 (approximately $1,285), which was petty cash issued to Mr. Xiang for prepaid travel expenses. As of December 31, 2016, the outstanding balance of the loan is $1,350,714. The Company is aware of the ramifications of Section 13(k) of the Exchange Act, which prohibits any issuer from extending or maintaining any personal loans to or for any director or executive officer of the issuer, and the Company has implemented control procedure to prevent violation of Section 13(k) in the future, which includes, without limitation, that any loan to or for any director or executive officer of the Company (and any other related transaction with an aggregate amount of more than $100,000) will require prior written consent from the Board of Director (with interested directors, if any, excluded from voting on such matter).

Loans to the Company

As of December 31, 2017, the Company has an outstanding balance of an aggregate of $685,180 owed to certain shareholders and directors of the Company and its Subsidiaries.

Director Independence

Each of Ms. Minqin Tang, Mr. Xiaoqiang Zuo and Ms. Hongxia Zhao is an “independent” director as defined by the NASDAQ Marketplace Rules and will meet the independence standards set forth in Rule 10A-3 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2017, we engaged, WWC, Professional Corporation as our independent auditor. For the year ended December 31, 2017, the audit fee was in the amount of $30,000 and all other audit related fees was in the amount of $19,500.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Share Purchase Agreement, dated October 19, 2015, by and among the Registrant, EGOOS BVI and Shareholders of EGOOS BVI (1)
3.1	Certification of Incorporation of the Registrant (2)
3.2	Company’s Restated Certificate of Incorporation, dated August 12, 1998 (2)
3.3	Certificate of Amendment to the Company’s Certificate of Incorporation, dated August 8, 2006 (2)
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation, dated September 8, 2006 (2)
3.5	Certificate of Amendment to the Company’s Certificate of Incorporation, dated December 1, 2015 (3)
3.6	Amended and Restated Bylaws of the Registrant (4)
10.1	Exclusive Service Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.2	Voting Rights Proxy Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.3	Equity Pledge Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.4	Call Option Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.5	Partnership Agreement with UINT dated August 7, 2014 and its Amendment dated March 27, 2015 (1)
10.6	Unofficial English translation of Cooperation Agreement, dated July 23, 2014, by and between Shenzhen Exce-card and Hengbao (3)
10.7	Unofficial English translation of Cooperation Agreement, dated July 7, 2014, by and between Shenzhen Exce-card and Tianyu (3)
10.8	Unofficial English translation of Cooperation Agreement, dated September 28, 2015, by and between Shenzhen Exce-card and Hengbao (3)
10.9	Unofficial English translation of Preparation Service Agreement, dated May 1, 2015, by and between Shenzhen Exce-card and Tianyu (3)
10.10	The convertible note exchange agreement, dated March 17, 2017, by and among Wave Sync Corp., Zaixian Wang and Mei Yang (5)
10.11	The Card Supply Agreement entered by and between SmartDisplayer and Shenzhen Exce-card, dated February 15, 2017 (6)
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 20, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2007.
(3)	Incorporated by reference to the Amendment No. 1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 14, 2015.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 23, 2017.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 13, 2018

WAVE SYNC CORP.

By:	/s/ Yang Liu
Name: Yang Liu
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Yang Liu as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Yang Liu	Director, chief executive officer (principal executive officer)	April 13, 2018
Yang Liu

/s/ Ming Yi	Director, chief financial officer (principal financial officer)	April 13, 2018
Ming Yi

/s/ Mei Yang	Chairperson	April 13, 2018
Mei Yang

/s/ Hongxia Zhao	Director	April 13, 2018
Hongxia Zhao

/s/ Zuyue Xiang	Director	April 13, 2018
Zuyue Xiang

/s/ Minqin Tang	Director	April 13, 2018
Minqin Tang

/s/ Xiaoqiang Zuo	Director	April 13, 2018
Xiaoqiang Zuo

Wave Sync Corp.

Audited Consolidated Financial Statements

As of December 31, 2017 and 2016

(Stated in US Dollars)

Wave Sync Corp.

INDEX TO FINANCIAL STATEMENTS

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Wave Sync Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wave Sync Corp. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

WWC, P.C.
Certified Public Accountants

We have served as the Company’s auditor since 2011.

San Mateo, CA
April 13, 2018

WAVE SYNC CORP.

AUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

	At December 31,	At December 31,
	2017	2016
ASSETS

Current Assets
Cash and cash equivalents	$10,346	$480,609
Accounts receivable, net	-	5,761
Other receivable	7,343	-
Advance to suppliers	36,175	64,633
Prepaid expenses	9,346	17,515
Prepaid taxes	3,927	2,835
Related party receivables	-	1,350,714
Total Current Assets	67,137	1,922,067

Non-Current Assets
Property, plant and equipment, net	67,277	19,764
Intangible asset, net	3,952,052	155
Deposits	-	12,456
Total Non-Current Assets	4,019,329	32,375

Total Assets	$4,086,466	$1,954,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Capital lease – current portion	$9,980	$9,352
Accounts payable	159,766	150,353
Taxes payable	6,145	8,978
Other payables	66,142	147,348
Accrued expenses	37,440	35,896
Related party payables	685,180	2,430,238
Total Current Liabilities	$964,653	$2,782,165

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,027,713 and 19,920,876 shares issued and outstanding as of December 31, 2017 and 2016, respectively	21,027	19,920
Additional paid in capital	24,776,214	15,822,988
Accumulated deficit	(21,452,071)	(16,590,509)
Accumulated other comprehensive loss	(223,357)	(80,122)
Total Stockholders' Equity/(Deficit)	3,121,813	(827,723)

Total Liabilities and Stockholders' Equity	$4,086,466	$1,954,442

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

	For the years ended December 31,
	2017	2016

Revenue	$230,805	$30,691
Cost of revenues	878	34
Gross profit	$229,927	$30,657

Operating expenses
General and administrative expenses	1,448,488	1,262,731
	1,448,488	1,262,731

Operating loss	$(1,218,561)	$(1,232,074)

Other income (expenses)
Interest income	2,117	4,225
Interest expense	(750)	(1,470)
Other income	161,092	14
Other expense	-	(3,514)
Impairment loss	(3,805,460)	-
Total other income/(expenses)	(3,643,001)	(745)

Loss before income taxes	(4,861,562)	(1,232,819)

Income tax	-	-

Net loss	$(4,861,562)	$(1,232,819)

Other comprehensive loss
Foreign currency translation adjustment	(143,235)	(26,879)

Comprehensive loss	$(5,004,797)	$(1,259,698)

Net loss per share
Basic	$(0.24)	$(0.06)
Diluted	$(0.24)	$(0.06)

Weighted average number of common shares outstanding
Basic	20,212,213	19,920,325
Diluted	20,344,019	19,920,325

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

	For the years ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,861,562)	$(1,232,819)
Stock compensation expense	373,509	-
Depreciation and amortization	18,967	9,765
Impairment loss on intangible assets	3,805,460	-
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
Decrease in accounts receivable	5,761	402
Increase in other receivables	(7,343)	(21,539)
Decrease/(increase) in advance to suppliers	28,459	(64,633)
Decrease/(increase) in prepaid expenses and taxes	7,078	(12,528)
Increase/(decrease) in accounts payable	9,413	(34,509)
Increase in accrued expenses	2,173	896
Decrease in other payables	(81,207)	(7,453)
Decrease in taxes payable	(2,834)	(1,909)
Net cash provided by (used in) operating activities	(702,126)	(1,364,327)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(66,242)	(7,906)
Decrease in deposits	12,456	5,000
Net cash generated from investing activities	(53,786)	(2,906)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase)/decrease in related party receivables	(186,239)	191,242
Increase in related party payables	468,586	1,538,107
Net cash generated from financing activities	282,347	1,729,349

Net (decrease)/increase in cash and cash equivalents	(473,565)	362,116

Effect of foreign currency translation on cash and cash equivalents	3,302	(22,944)

Cash and cash equivalents, beginning balance	480,609	141,437
Cash and cash equivalents, ending balance	$10,346	$480,609

SUPPLEMENTAL DISCLOSURES:
Interest received	$2,117	$4,225
Interest paid	$750	$1,470
Income tax paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Related party payable formalized into convertible note	$2,213,673	$-
Issuance of stock for conversion of convertible note	$2,213,673	$-
Related party receivable formalized into intangible assets	$1,536,953	$-
Purchase of intangible asset	$7,904,133	$-
Increase in additional paid in capital from purchase of intangible asset	$6,367,180	$-

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)/EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Stated in US Dollars)

						Accumulated
	Number			Additional		other
	of	Common	Statutory	paid in	Accumulated	comprehensive
	shares	stock	reserve	capital	deficit	income	Total
Balance at January 1, 2016	19,920,876	19,920	-	15,822,988	(15,357,690)	(53,243)	431,975
Net loss			-	-	(1,232,819)	-	(1,232,819)
Foreign currency translation adjustment loss	-	-	-	-	-	(26,879)	(26,879)
Balance at December 31, 2016	19,920,876	19,920	-	15,822,988	(16,590,509)	(80,122)	(827,723)

Balance at January 1, 2017	19,920,876	19,920	-	15,822,988	(16,590,509)	(80,122)	(827,723)
Issuance of shares for cash	1,106,837	1,107	-	2,212,566	-	-	2,213,673
Stock compensation expense	-	-	-	373,509	-	-	373,509
Increase in APIC from transfer of patent	-	-	-	6,367,151	-	-	6,367,151
Net loss	-	-	-	-	(4,861,562)	-	(4,861,562)
Foreign currency translation adjustment loss	-	-	-	-	-	(143,235)	(143,235)
Balance at December 31, 2017	21,027,713	21,027	-	24,776,214	(21,452,071)	(223,357)	3,121,813

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

As of December 31	Place of incorporation	Attributable equity interest %	Registered capital
EGOOS Mobile Technology Company Limited ("EGOOS BVI")	BVI	100%	$1
EGOOS Mobile Technology Company Limited ("EGOOS HK")	Hong Kong	100%	1,290
Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”)	P.R.C. (WOFE)	100%	-
Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”)	P.R.C.	VIE	150,527
Shenzhen Qianhai Exce-card Technology Co., Ltd. (“SQEC”)	P.R.C.	VIE	150,527
Guangzhou Rongsheng Information Technology Co., Ltd. (“GZRS”)	P.R.C.	VIE	1,505,267

D.	Use of estimates

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

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

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

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company assessed the carrying value and has taken impairment losses to its assets during 2017.

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

For the years ended December 31, 2017 and 2016, $373,509 and $0 stock-based compensation was recognized.

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

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

	12/31/2017	12/31/2016
Exchange Rates
Year-end RMB : US$ exchange rate	6.5064	6.9437
Average annual RMB : US$ exchange rate	6.7570	6.6430

Year-end HKD : US$ exchange rate	7.8149	7.7543
Average annual HKD : US$ exchange rate	7.7922	7.7617

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

N.	Revenue recognition

The Company recognizes services revenue when the following criteria have been met: 1.) it has agreed and entered into a contract for service with it customers, 2.) the contract has set forth a fixed fee for the services to be rendered, 3.) the Company has fully rendered service to its customers, and there are no additional obligations that exist that under the terms of the contract that the Company has not fulfilled, and 4.) the Company has either received payment, or reasonably expects payment from the customer in accordance to the payment terms set forth in the contract.

O.	Earnings per share

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

P.	Comprehensive loss

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company presents components of comprehensive income with equal prominence to other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

Q.	Subsequent events

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

R.	Recent accounting pronouncements

In January 2017, the Financial Accounting Standard Board (“FASB”) issued guidance, which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The Company is still assessing the impact of this pronouncement to its financial statements.

In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The Company believes the adoption of this pronouncement to its financial statements will not materially affect its financial statements.

In January 2017, the FASB issued guidance, which amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company is still assessing the impact of this pronouncement to its financial statements.

In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows. The guidance requires entities to present the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company is still assessing the impact of this pronouncement to its financial statements.

In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs. It also requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The Company believes the adoption of this pronouncement to its financial statements will not materially affect its financial statements.

In August 2016, the FASB issued guidance, which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. The Company early adopted this pronouncement.

In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The Company is still assessing the impact of this pronouncement to its financial statements.

In February 2016, the FASB issued guidance, which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. The Company is still assessing the impact of this pronouncement to its financial statements.

In January 2016, the FASB issued guidance, which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company is still assessing the impact of this pronouncement to its financial statements.

S.	Fair Value of Financial Instruments

ASC 825, Financial Instruments, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of December 31, 2017:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$10,346	$-	$-	$10,346
Total financial assets	$10,346	$-	$-	$10,346

Financial liabilities:
Capital lease	$9,980	$-	$-	$9,980
Total financial liability	$9,980	$-	$-	$9,980

As of December 31, 2016:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$480,609	$-	$-	$480,609
Total financial assets	$480,609	$-	$-	$480,609

Financial liabilities:
Capital lease	$9,352	$-	$-	$9,352
Total financial liability	$9,352	$-	$-	$9,352

3.	RELATED PARTY RECEIVABLES AND PAYABLES

Related party receivable consisted of the following:

	12/31/2017	12/31/2016

Xiang, Zuyue, CEO	$-	$1,350,714
	-	1,350,714

The amounts are unsecured, interest-free and due on demand.

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

Related party payable consisted of the following:

	12/31/2017	12/31/2016

Beijing Yuxin Shangfang Technology Co., Ltd.	$302,155	$273,043
Xiang, Zuyue, director of SQEC and shareholder	60,198	-
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Wang, Yue, director of EGOOS HK	161,942	163,125
Wang, Zaixian, a related party and shareholder	-	1,971,871
Yang, Mei, shareholder	157,110	20,000
Li, Ping, director of WOFE	2,486	910
	$685,180	$2,430,238

The amounts are unsecured, interest-free and due on demand.

For the year ended December 31, 2017, the Company formalized the related party payables to Wang, Zaixian (“Wang”) and Yang, Mei (“Yang”) by issuing convertible notes, which were unsecured and interest-free and due on demand. These notes were convertible into 1 common share for every $2 of outstanding debt owed to those related parties. On April 6, 2017 and April 7, 2017, Wang and Yang converted the notes into 1,025,000 and 81,837 common shares, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016

At Cost:
Machinery	$71,852	$7,676
Office equipment	19,362	18,142
Office furniture	13,446	12,600
	$104,660	$38,418

Less: Accumulated depreciation	(37,383)	(18,654)

	$67,277	$19,764

Depreciation expense for the years ended December 31, 2017 and 2016 was $18,728 and $9,178, respectively.

5.	INTANGIBLE ASSET

Intangible assets consisted of the following as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016

At Cost:
Patent	$3,952,052	$-
Software	1,322	1,239
	$3,953,374	$1,239

Less: Accumulated amortization	(1,322)	(1,084)

	$3,952,052	$155

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

On July 7, 2017, SQEC and the director and CEO of the Company, Mr. Zuyue Xiang (“Xiang”), entered into an intangible asset transfer agreement.  Xiang transferred the rights and ownership to a patent covering voice activated smart cards and related trading systems that were valued at RMB 51,435,690 (approximately USD 7,906,748). Mr. Xiang had previously owed the Company a balance of RMB 10,000,000 (equivalent to USD 1,539,597). Mr. Xiang’s transfer of the intangible was recognized by the Company as a settlement of his outstanding balance owed. The value in excess of the amount owed by Mr. Xiang, RMB 41,435,690 (approximately USD 6,367,151) was recognized as a contribution to additional paid in capital by a related party.

For the year ended December 31, 2017, the Company assessed the carrying value of the patent and provided an impairment because the carrying amount was less than its undiscounted cash flows to be generated.  The net carrying value of the patent at December 31, 2017 was $3,952,052.

Amortization expense for the years ended December 31, 2017 and 2016 was $238 and $470, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016

Audit fee	$35,000	$35,000
Rental expense	-	895
Utilities	2,440	-
	$37,440	$35,895

7.	TAXES PAYABLES

Taxes payable consisted of the followings as of December 31, 2017 and 2016:

	12/31/2017	12/31/2016

Value added tax	$-	$881
Payroll tax	5,270	5,808
Individual income tax	875	2,289
	$6,145	$8,978

8.	STOCKHOLDERS’ EQUITY

Common stock

As of December 31, 2016 and 2015, the Company has 100,000,000 shares of common stock authorized, 19,920,876 shares issued and outstanding at par value of $0.001 per share.

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

As of December 31, 2017, the Company has 100,000,000 shares of common stock authorized, 21,027,713 shares issued and outstanding at par value of $0.001 per share.

Stock option compensation

On October 20, 2017, the Company issued to Mr. Yang Liu, the option to purchase 1,050,000 shares of the Company’s common stock to be issued upon his exercise of such option. The option vests in three tranches according to the following schedule: 350,000 shares at October 19, 2018, 350,000 shares at October 19, 2019, and 350,000 at October 19, 2020. All three tranches expire on October 19, 2022. The Company has used the widely accepted Black Scholes Merton Option Pricing Model to measure the fair value of these securities, because of their plain vanilla nature of this option. The Company employed the followings assumptions to calculate the fair value of the option: expected forfeiture rate: 0%, risk free rate: 2.03%, expiration date: October 19, 2022, exercise price: $1.00, annualized volatility: 602.71%, dividend yield: 0%, and the Company’s closing stock price at year end. For the year ended December 31, 2017, the Company recorded stock option compensation expense of $373,509.

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

9.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any taxable income from its operations for the years ended December 31, 2017 and 2016.

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

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2017 and 2016, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of December 31, 2017, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses` since the Company is not currently generating any revenue; accordingly, the Company has not recognized deferred tax assets.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended December 31, 2017 including a reduction in the corporate tax rate from 34% to 21% among other changes.

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

10.	LOSS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the years ended December 31, 2017 and 2016.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the years ended December 31,
	2017	2016

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(4,861,562)	$(1,232,819)

Denominator:
Weighted average common shares outstanding	20,212,213	19,920,325
Basic loss per share	$(0.24)	$(0.06)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(4,861,562)	$(1,218,412)

Denominator:
Weighted average common shares outstanding	20,344,019	19,920,325
Diluted loss per share	$(0.24)	$(0.06)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

11.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2017, the Company had accumulated deficits of $21,452,071 and working capital deficit of current liabilities exceeding current assets by $897,516. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

12.	COMMITMENTS

(a.)	On June 2, 2016, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on June 1, 2016 for a three-year lease term. The monthly rental expense is approximately $2,962 (RMB 20,074).

(b.)	On September 1, 2016, Mr. Zuyue Xiang entered into a lease agreement on behalf of the Company for office space in Guangdong Province, P.R.C. commencing on September 1, 2016 for a three-year lease term. The monthly rental expense is approximately $960 (RMB 6,503).

As of December 31, 2017, the outstanding lease commitments are:

Year 1	$49,474
Year 2	23,644
$73,118

As of December 31, 2016, the outstanding lease commitments are:

Year 1	$71,831
Year 2	45,331
Year 3	21,663
$138,825

13.	CAPITAL LEASE

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

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

(Stated in US Dollars)

The following is a schedule showing the future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2017:

Year 1	$10,419
Total minimum lease payments	10,419
Less: Amount representing interest	(439)
Present value of net minimum lease payments	$9,980

As of December 31, 2017, current and noncurrent obligations under capital leases are reflected as $9,980 and $0, respectively. As of December 31, 2017, the present value of minimum lease payments due within one year is $9,980.

As of December 31, 2016, current and noncurrent obligations under capital leases are reflected as $9,352 and $0, respectively. As of December 31, 2016, the present value of minimum lease payments due within one year is $9,352.

14.	IMPAIRMENT LOSS

In accordance with ASC 360-10-35 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company’s management performed an annual assessment on its long-lived assets and determined that there was an impairment on certain intangible assets acquired during the year from Mr. Xiang Zuyue. At the time that the Company acquired the intangible asset and recognized it value to its books, a third-party appraisal firm was hired to determine a fair market value for the asset. The appraisal firm employed the discounted future cash flow methodology in its appraisal. The discounted future cash flow model assumed that intangible asset be would help to generate revenue a positive future cash flows; however, as of the December 31, 2017 and subsequently up to the date of filing of this report, the asset has not contributed to the Company’s result of operations by generating any revenues and positive cash flows; additionally, management does not believe that there will positive cash flows within one operating period; accordingly, management revised the discounted cash flow model, and determine that an impairment of the asset was appropriate. Management estimated that the impairment was approximately 50% of the value of the asset; accordingly, based on the original cost basis of the asset at the year exchange rate being approximately $7.9 million, management recognized at impairment loss of approximately $3.8 million to Company results of operations during the year ended December 31, 2017. Given the material amount of impairment recorded during the period, Management will closely monitor the carrying value of the asset on quarterly basis to determine if there will be additional impairment on a go forward basis.

15.	CONCENTRATION OF RISKS

A.	Major Customer

The Company had certain customers who represented 10% or more of the Company’s total sales. For the year ended December 31, 2017, the Company generated service revenue from three customers which represented 33%, 30%, and 35% of the revenue. For the year ended December 31, 2016, the Company did not generate any revenue. The Company is unable to forecast if re-occurring services revenue will be generated from that customer.

B.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the year ended December 31, 2017, two vendors accounted for 20% and 80% of accounts payable, respectively. For the year ended December 31, 2016, three vendors accounted for 10%, 28% and 62% of accounts payable, respectively.

C.	Credit Risk

The Company maintains cash balances at several financial institutions located in the United States and the PRC. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000. Accounts located outside of the United States are not insured and may be subject to such risk.

16.	SUBSEQUENT EVENT

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

