Form 10-Q
period 2018-03-31
Wave Sync Corp.
filed 2018-05-21
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding As of May 17, 2018
Common stock, par value $0.001	21,027,713

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Part I, Item 2 “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.

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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Contents

Page(s)

Report of Independent Accountant	2

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations and Comprehensive Loss	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6 – 20

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Wave Sync Corp.

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of Wave Sync Corp. (the Company) as of March 31, 2018, and the related condensed statements of operations and comprehensive loss for the three-month periods ended March 31, 2018 and 2017, and condensed statements of cash flows for the three-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of the Company as of December 31, 2017 and 2016, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended (not presented herein); and in our report dated April 13, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

San Mateo, California	WWC, P.C.
May 21, 2018	Certified Public Accountants

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

 AS OF March 31, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

	At March 31,	At December 31,
	2018	2017
ASSETS		(Audited)

Current Assets
Cash and cash equivalents	$17,027	$10,346
Accounts receivable, net	-	-
Other receivable	7,687	7,343
Related party receivables	1,274	-
Advance to suppliers	37,478	36,175
Prepaid expenses	9,683	9,346
Prepaid taxes	5,302	3,927
Total Current Assets	78,451	67,137

Non-Current Assets
Property, plant and equipment, net	67,146	67,277
Intangible asset, net	3,952,004	3,952,052
Total Non-Current Assets	4,019,150	4,019,329

Total Assets	$4,097,601	$4,086,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Capital lease – current portion	$-	$9,980
Accounts payable	217,878	159,766
Taxes payable	4,107	6,145
Other payables	205,035	66,142
Accrued expenses	19,367	37,440
Related party payables	733,141	685,180
Total Current Liabilities	1,179,528	964,653
	$1,179,528	$964,653

Commitment and contingencies

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,027,713 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	21,027	21,027
Additional paid in capital	25,243,101	24,776,214
Accumulated deficit	(22,108,246)	(21,452,071)
Accumulated other comprehensive loss	(237,809)	(223,357)
Total Stockholders' Equity	2,918,073	3,121,813

Total Liabilities and Stockholders' Equity	$4,097,601	$4,086,466

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

(Stated in US Dollars)

	For the three months ended March 31,
	2018	2017

Revenue	$89,047	$208,639
Cost of revenues	87,425	824
Gross profit	$1,622	$207,815

Operating expenses
General and administrative expenses	657,819	290,147
	657,819	290,147

Operating loss	$(656,197)	$(82,332)

Other income (expenses)
Interest income	22	1,155
Other expense	-	(30,008)
Total other income/(expenses)	22	(28,853)

Loss before income taxes	(656,175)	(111,185)

Income tax	-	-

Net loss	$(656,175)	$(111,185)

Other comprehensive loss
Foreign currency translation adjustment	(14,452)	5,490

Comprehensive loss	$(670,627)	$(105,695)

Net loss per share
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding
Basic	21,027,713	19,920,325
Diluted	21,027,713	20,094,434

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

(Stated in US Dollars)

	For the three month periods ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(656,175)	$(111,185)
Depreciation and amortization	3,949	3,805
Stock compensation	466,886	-
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	-	(44)
Increase in other receivables	(344)	(6,019)
Increase in advance to suppliers	(1,303)	(6,210)
(Increase)/decrease in prepaid expenses and taxes	(1,712)	1,817
Increase/(decrease in accounts payable	58,112	(26,517)
Decrease in accrued expenses	(2,8053)	(26,617)
Increase/(decrease) in other payables	138,893	(92,490)
Decrease in taxes payable	(2,038)	(1,161)
Net cash provided by (used in) operating activities	(21,785)	(264,621)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(32,676)
Decrease in deposits	-	(931)
Net cash generated from investing activities	-	(33,607)

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase)/decrease in related party receivables	(1,274)	(10,214)
Increase in related party payables	47,961	151,093
Net cash generated from financing activities	46,687	140,879

Net increase in cash and cash equivalents	24,902	(157,349)

Effect of foreign currency translation on cash and cash equivalents	(18,222)	5,479

Cash and cash equivalents, beginning balance	10,346	480,609
Cash and cash equivalents, ending balance	$17,026	$328,739

SUPPLEMENTAL DISCLOSURES:
Interest received	$22	$1,155
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

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

On November 12, 2010, the Company entered into a share exchange agreement with Ding Neng Holdings Ltd, an investment holdings company incorporated in the British Virgin Islands (“Ding Neng Holdings”); the share exchange agreement was amended on December 6, 2010, whereby the Company, under the share exchange agreement and its related amendment, would have contemplated acquiring 100% of Ding Neng Holdings in exchange for the issuance of 26,162,505 shares of the Company’s common stock, par value $0.001. Under the share exchange agreement, the Company would have contemplated owning and operating Ding Neng Holdings and Ding Neng Holdings’ directly, and indirectly held subsidiaries: Ding Neng Bio-technology Co., Ltd. (“Ding Neng HK”), Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WOFE”), and Ding Neng Bio-tech. Ding Neng HK was incorporated under the laws of Hong Kong on September 10, 2010. Ding Neng HK did not have any operations. Ding Neng HK was delinquent with its annual regulatory filings in Hong Kong, and should be considered dormant and defunct. Ding Neng HK was wholly-owned by Ding Neng Holdings. Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WFOE”) was incorporated as a wholly-foreign owned entity under the laws of the People’s Republic of China (“PRC”), on November 2, 2010. WFOE was wholly-owned by Ding Neng HK. Ding Neng Bio-tech was incorporated under the laws of the PRC on December 8, 2006. It was located in Zhangzhou city Fujian Province of PRC. Ding Neng Bio-tech was engaged in the production, refinement and distribution of bio-diesel fuel in Southern China. Ding Neng Bio-tech operated a biodiesel manufacturing facility in Zhangzhou city. On October 28, 2010, WFOE and Ding Neng Bio-tech entered into a set of variable interest entity agreements that included: (1) a Consulting Service Agreement with Ding Neng Bio-tech, which entitled WFOE to receive substantially all of the economic benefits of Ding Neng Bio-tech in consideration for services provided by WFOE to Ding Neng Bio-tech, (2) an Option Agreement with Xinfeng Nie, Sanfu Huang, and Shunlong Hu (the shareholders of Ding Neng Bio-tech) allowing the WFOE to acquire all the shares of Ding Neng Bio-tech as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provided WFOE with the all voting rights of the Ding Neng Bio-tech shareholders, and (4) an Equity Pledge Agreement that pledged the shares in Ding Neng Bio-tech to WFOE (VIE Agreements). These VIE Agreements granted effective control of Ding Neng Bio-tech to WFOE. On June 4, 2015, WFOE filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain executed VIE Agreements entered into by WFOE and Ding Neng Bio-Tech on October 28, 2010, had been frustrated, and that these VIE Agreements should have been terminated. WFOE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WFOE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stocks. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WFOE and Ding Neng Bio-Tech entered into binding settlement, among other things, (i) to terminate the VIE Agreements, and (ii) that the litigation fee in the amount of RMB10,000 (approximately $1,610.50) would be borne by Ding Neng Bio-Tech. Ding Neng Holdings was delinquent with its regulatory filings and annual fees to the British Virgin Islands; accordingly, the Ding Neng Holdings should be considered dormant and defunct.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

Given that the Company had not been able to exercise effective control over Ding Neng Bio-Tech or to access Ding Neng Bio-tech’s financial information since 2011, and the VIE Agreements were terminated, the Company has excluded the accounts of Ding Neng Bio-Tech’s in these financial statements and the accompanying notes contained herein; the exclusion of such accounts was considered as a type two material subsequent event that occurred prior to the issuance of the financial statements but after the balance sheets dates that required material adjustments to the financial statements presented. Ding Neng Holdings was delinquent and defunct; the Company had determined that the Company was never registered as the sole shareholder of Ding Neng Holdings pursuant to the share exchange agreement dated November 12, 2010, and amended December 6, 2010; accordingly, the Company excluded the accounts of Ding Neng and its subsidiaries in these financial statements and the accompanying notes as contained herein; the exclusion of such accounts was considered as a type two material subsequent event that occurred prior to the issuance of the financial statements but after the balance sheets dates that required material adjustments to the financial statements presented. The Company accounted for the issuance of shares to the shareholders of Ding Neng Holdings under the contemplated share exchange transaction as a recapitalization of the Company under reverse take-over accounting; accordingly, the Company’s historical stockholders’ equity had been retroactively restated to the first period presented; as a result of the Company not being updated to Ding Neng Holdings shareholder register, and that Ding Neng Holdings being defunct, the Company wrote off all investments made in Ding Neng as loss on investment in subsidiary.

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

Share Purchase Agreement

On October 19, 2015, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with EGOOS Mobile Technology Company Limited, a British Virgin Islands holding company (“EGOOS BVI”), which owns 100% of EGOOS Mobile Technology Company Limited, a Hong Kong company (“EGOOS HK”), which owns 100% of Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”), a foreign investment enterprise organized under the laws of the PRC, and which has control over Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”) through various contractual agreements known as variable interest entity (“VIE”) agreements. These VIE agreements provide the WOFE management control and the rights to the profits of GZYZ, a corporation organized under the laws of the PRC as a variable interest entity, which owns 100% of Shenzhen Qianhai Exce-card Technology Co., Ltd., a Chinese corporation (“SQEC”), which owns 100% of Guangzhou Rongsheng Information Technology Co., Ltd., a Chinese corporation (“GZRS”) and the sole shareholder of EGOOS BVI. The VIE agreements include: (1) an Exclusive Service Agreement between WOFE and GZYZ, which entitles WOFE to receive substantially all of the economic benefits of GZYZ in consideration for services provided by WOFE to GZYZ, (2) a Call Option Agreement with the shareholders of GZYZ, Yang Wenbin and Li Ping, allowing the WOFE to acquire all the shares of GZYZ as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WOFE with the all voting rights of the GZYZ’s shareholders, and (4) an Equity Pledge Agreement that pledges the shares in GZYZ to WOFE. Management has assessed the terms of the VIE agreements and determined that the Company is the primary beneficiary of those agreements based on Management’s ability to direct the use and disposition of GZYZ assets including the payment of future profits to the Company. Management also determined the Company has implicitly provided financial support to GYZY; accordingly, Management believes that GZYZ and its subsidiaries should be consolidated as variable interest entities of the Company.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

SQEC was incorporated on November 11, 2013. The Company is in the business of design, development, and proliferation of next generation debit and credit cards for financial institutions employing innovative secured encryption technology transmitted via audio wave technology. The Company partners with China Union Pay and China Construction Bank under a potential pilot program to develop and market to end user bank customers and business operators to adopt these next generation of cards by developing point of sale and commercial interfaces via software and other solutions to generate demand for these cards as a value-added alternative to current generation debit and credit cards.

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

Pursuant to the Share Purchase Agreement the Company issued a convertible note to EGOOS BVI’s sole shareholder for 100% equity interest in EGOOS BVI. The note was convertible into 15,000,000 shares of the Company’s common stock contingent on the following conditions: (i) the Company effectuated a reverse split of all of the issued and outstanding Common Stock as of the date of the issuance of the note (the “Reverse Split”) and (ii) the average closing price of the common stock for 3 business days within any period of 10 consecutive business days exceeded $1.00 per share (the “Conversion Conditions”). Upon conversion of the note, the existing shareholders of the Registrant would own an aggregate of 24.7% of the post-acquisition entity. The note was issued at Par, unsecured, interest free, and due on the second anniversary of the issuance date of the note. In accounting for the note, the Company had assumed that the note did not carry any discount from face that requires accretion as interest expense to its results of operations, including any potential beneficial conversion features. On January 26, 2016, the reverse split was effectuated, and subsequently, on February 4, 2016, the convertible promissory note was converted into 15 million newly issued shares of the Company’s common stock. The conversion of the promissory note had been recognized retroactively to the first period presented as a component of the reverse takeover transactions detailed below.

The consolidated financial statements were prepared assuming that the Company had control over EGOOS BVI and its intermediary holding companies, operating subsidiaries, and variable interest entities: EGOOS HK, WOFE, GZYZ, SQEC, and GZRS from the first period presented. The transactions detailed above were accounted for as reverse takeover transactions and a recapitalization of the Company, including the conversion of the convertible promissory note; accordingly, the Company (the legal acquirer) was considered the accounting acquiree and EGOOS BVI (the legal acquiree) was considered the accounting acquirer. No goodwill was recorded. As a result of this transaction, the Company is deemed to be a continuation of the business of EGOOS BVI and SQEC.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

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

As of March 31, 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

The consolidated balance sheets and certain comparative information as of December 31, 2017 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2017 (“2017 Annual Financial Statements”), included in the Company’s 2017 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2017 Annual Financial Statements.

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

MARCH 31, 2018 AND DECEMBER 31, 2017

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2018.

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

MARCH 31, 2018 AND DECEMBER 31, 2017

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

For the three month periods ended March 31, 2018 and 2017, $466,886 and $0 stock-based compensation was recognized.

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

Exchange Rates	3/31/2018	12/31/2017	3/31/2017
Year-end/period-end RMB : US$ exchange rate	6.2802	6.5064	6.8905
Average annual/period RMB : US$ exchange rate	6.3566	6.7570	6.8882

Year-end/period-end HKD : US$ exchange rate	7.8482	7.8149	7.7705
Average annual/period HKD : US$ exchange rate	7.8270	7.7922	7.7602

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

MARCH 31, 2018 AND DECEMBER 31, 2017

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

As of March 31, 2018, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

MARCH 31, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of March 31, 2018:	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$17,027	$-	$-	$17,027
Total financial assets	$17,027	$-	$-	$17,027

Financial liabilities:
Capital lease	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

As of December 31, 2017:	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$10,346	$-	$-	$10,346
Total financial assets	$10,346	$-	$-	$10,346

Financial liabilities:
Capital lease	$9,352	$-	$-	$9,352
Total financial liabilities	$9,352	$-	$-	$9,352

3.	RELATED PARTY RECEIVABLES AND PAYABLES

Related party receivable consisted of the following:

	3/31/2018	12/31/2017

Xiang, Zuyue, CEO	$1,274	$-
	1,274	-

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

The amounts are unsecured, interest-free and due on demand.

Related party payable consisted of the following:

	3/31/2018	12/31/2017

Beijing Yuxin Shangfang Technology Co., Ltd.	$313,039	$302,155
Xiang, Zuyue, director of SQEC and shareholder	-	60,198
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Wang, Yue, director of EGOOS HK	161,174	161,942
Yang, Mei, shareholder	255,063	157,110
Li, Ping, director of WOFE	2,576	2,486
	$733,141	$685,180

The amounts are unsecured, interest-free and due on demand.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017

At Cost:
Machinery	$74,440	$71,852
Office equipment	20,059	19,362
Office furniture	13,931	13,446
	$108,430	$104,660

Less: Accumulated depreciation	(41,284)	(37,383)

	$67,146	$67,277

Depreciation expense for the three month periods ended March 31, 2018 and 2017 was $3,901 and $3,805, respectively.

5.	INTANGIBLE ASSET

Intangible assets consisted of the following as of March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017

At Cost:
Patent	$3,952,004	$3,952,052
Software	1,369	1,322
	$3,953,373	$3,953,374

Less: Accumulated amortization	(1,369)	(1,322)

	$3,952,004	$3,952,052

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

On July 7, 2017, SQEC and the director and CEO of the Company, Mr. Zuyue Xiang (“Xiang”), entered into an intangible asset transfer agreement, pursuant to which Xiang transferred his rights and ownership of the patent to a voice smart card and trading system for a consideration of RMB 10,000,000 (equivalent to USD 1,447,696) to SQEC.

Amortization expense for the three month periods ended March 31, 2018 and 2017 was $47 and $156, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017

Audit fee	$6,500	$35,000
Utilities	12,867	2,440
	$19,367	$37,440

7.	TAXES PAYABLES

Taxes payable consisted of the followings as of March 31, 2018 and December 31, 2017:

	3/31/2018	12/31/2017

Payroll tax	$3,203	$5,270
Individual income tax	904	875
	$4,107	$6,145

8.	STOCKHOLDERS’ EQUITY

Common stock

As of December 31, 2016 and 2015, the Company has 100,000,000 shares of common stock authorized, 19,920,325 shares issued and outstanding at par value of $0.001 per share.

On March 17, 2017, the Company and each of the two holders (the “Noteholders”) of the Company’s convertible notes (the “Convertible Notes”) entered into a convertible note exchange agreement (the “Agreement”). Pursuant to the Agreement, the Company was obligated to issue to the two noteholders an aggregate of approximately 1,106,837 shares of common stock (the “Common Stock”) of the Company, par value $0.001, in exchange for the Noteholders’ Convertible Notes in an aggregate principal amount of $2,213,673. The common stock were subsequently issued to the two note holders on April 6, 2017 and April 7, 2017, respectively – please refer to note 3 related party receivables and payables.

As of March 31, 2018 the Company had 100,000,000 shares of common stock authorized, 21,027,713 shares issued and outstanding at par value of $0.001 per share.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

Stock option compensation

On October 20, 2017, the Company issued to Mr. Yang Liu, the option to purchase 1,050,000 shares of the Company’s common stock to be issued upon his exercise of such option. The option vests in three tranches according to the following schedule: 350,000 shares at October 19, 2018, 350,000 shares at October 19, 2019, and 350,000 at October 19, 2020. All three tranches expire on October 19, 2022. The Company has used the widely accepted Black Scholes Merton Option Pricing Model to measure the fair value of these securities, because of their plain vanilla nature of this option. The Company employed the followings assumptions to calculate the fair value of the option: expected forfeiture rate: 0%, risk free rate: 2.03%, expiration date: October 19, 2022, exercise price: $1.00, annualized volatility: 602.71%, dividend yield: 0%, and the Company’s closing stock price at year end. For the three month periods ended March 31, 2018 and 2017, the Company recorded stock option compensation expense of $466,886 and $0.

9.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any taxable income from its operations for the three month periods ended March 31, 2018 and 2017.

The provision for income taxes consists of the following:

For the three month periods March 31,
Current:	2018	2017

USA	$-	$-

Deferred:
USA	-	-
Provision for income taxes	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

For the three month periods March 31,
	2018	2017

Income tax at USA statutory rate of 34%	$-	$-
Others	-	-
Provision for income taxes	-	-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three month periods ended March 31, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of March 31, 2018, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses` since the Company was not generating any revenue; accordingly, the Company did not recognize a deferred tax assets.

10.	LOSS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the three month periods ended March 31, 2018 and 2017.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the three month periods ended March 31,
	2018	2017

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(656,175)	$(111,185)

Denominator:
Weighted average common shares outstanding	21,027,713	19,920,325
Basic loss per share	$(0.03)	$(0.01)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(656,175)	$(111,185)

Denominator:
Weighted average common shares outstanding	21,027,713	20,094,434
Diluted loss per share	$(0.03)	$(0.01)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

11.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2018, the Company had accumulated deficits of $22,108,246 and working capital deficit of current liabilities exceeding current assets by $1,101,077. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

12.	COMMITMENTS

(a.)	On June 2, 2016, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on June 1, 2016 for a three-year lease term. The monthly rental expense is approximately $3,248 (RMB 20,402).

(b.)	On September 1, 2016, Mr. Zuyue Xiang entered into a lease agreement on behalf of the Company for office space in Guangdong Province, P.R.C. commencing on September 1, 2016 for a three-year lease term. The monthly rental expense is approximately $1,051 (RMB 6,604).

(c.)	On April 23, 2018, the Company entered into a sublease agreement for an office space in New Jersey commencing on April 23, 2018 for a six-month period. The monthly rental expense is $1,000.

As of March 31, 2018, the outstanding lease commitments are:

Year 1	$56,603
Year 2	11,755
$68,358

As of December 31, 2017, the outstanding lease commitments are:

Year 1	$49,474
Year 2	23,644
$73,118

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

13.	CONCENTRATION OF RISKS

A.	Major Customer

The Company had certain customers who represented 10% or more of the Company’s total sales. For the three month period ended March 31, 2018, the Company generated service revenue from one customer which represented 100% of the revenue. For the three month period ended March 31, 2017, the Company generated service revenue from three customers which represented 33%, 30%, and 35% of the revenue. The Company is unable to forecast if re-occurring services revenue will be generated from that customer.

B.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the three month period ended March 31, 2018, there was no concentration in any specific vendor. For the three month period ended March 31, 2017, two vendors accounted for 20% and 80% of accounts payable, respectively.

C.	Credit Risk

The Company maintains cash balances at several financial institutions located in the United States and the PRC. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts located outside of the United States are not insured and may be subject to such risk.

14.	SUBSEQUENT EVENT

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events from March 31, 2018 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

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

Overview of Business

The Company is a development stage enterprise in the business of design, development, and proliferation of next generation debit and credit cards for financial institutions employing innovative secured encryption technology transmitted via audio wave technology. The Company has partnered  with China Union Pay and China Construction Bank under a pilot program to develop and market to end using bank customers and business operators to adopt the next generation of debit and credit cards by developing point of sale and commercial interfaces via software and other solutions to generate demand for the new bank cards with enhanced security features.

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

As of March 31, 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2018.

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

For the three month periods ended March 31, 2018 and 2017, $466,886 and $0 stock-based compensation was recognized.

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

Exchange Rates	3/31/2018	12/31/2017	3/31/2017
Year-end/period-end RMB : US$ exchange rate	6.2802	6.5064	6.8905
Average annual/period RMB : US$ exchange rate	6.3566	6.7570	6.8882

Year-end/period-end HKD : US$ exchange rate	7.8482	7.8149	7.7705
Average annual/period HKD : US$ exchange rate	7.8270	7.7922	7.7602

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of March 31, 2018:	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$17,027	$-	$-	$17,027
Total financial assets	$17,027	$-	$-	$17,027

Financial liabilities:
Capital lease	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

As of December 31, 2017:	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$10,346	$-	$-	$10,346
Total financial assets	$10,346	$-	$-	$10,346

Financial liabilities:
Capital lease	$9,352	$-	$-	$9,352
Total financial liabilities	$9,352	$-	$-	$9,352

Results of Operations

We are a development stage company and have generated minimal revenues from operations since our inception on November 11, 2013 to March 31, 2018.  As of March 31, 2018, we had total assets of $4,097,601 and total liabilities of $1,179,529. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are in the process of developing our products and services. Consequently, we generated minimal revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2018. As of March 31, 2018, the Company had accumulated deficits of $22,108,246 and working capital deficit of current liabilities exceeding current assets by $1,101,077. The Company’s management plans to raise capital through public and private offerings to fund its business operations and to rely on officers and directors to perform essential functions with minimal expenditure and compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company obtains will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, the terms of such financing may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our stockholders in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

Three Months ended March 31, 2018 and 2017

Revenue

We generated revenues from our audio banking card operations (including software and hardware). We earned revenues of $89,047 during this quarter ended March 31, 2018 as compared to $208,639 of revenues during the three months ended March 31, 2017. Our revenue decreased by $119,592, or 57% during the three month periods ended March 31, 2018 and 2017 primarily because the number of orders decreased.

Expenses

General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. During the three month periods ended March 31, 2018 and 2017, we incurred general and administrative expenses and professional fees of $657,819 and $290,147, respectively, which reflects an increase of $367,672 or approximately 126%. Such increase in our general and administrative expenses was primarily attributed to the stock compensation in the amount of $466,886 incurred in the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing.

Working Capital

	As of March 31, 2018 ($)	As of December 31, 2017 ($)
		(Audited)
Current Assets	78,451	67,137
Current Liabilities	1,179,528	964,653
Working Capital (deficit)	(1,101,077)	(897,516)

Cash Flows

Cash Flow from Operating Activities

During the three months ended March 31, 2018 and 2017, the net cash used in operating activities were $21,785 and $264,621, respectively. The decrease in net cash used in operating activities of $242,836 was primarily due to the issuance of the Company’s stock as part of an executive officer’s compensation.

Cash Flow from Investing Activities

During the three months ended March 31, 2018 and 2017, the net cash used in investing activities was $0 and $33,607, reflecting a decrease of $33,607. Such decrease in net cash used in investing activities was because the Company did not purchase equipment in the quarter ended March 31, 2018.

Cash Flow from Financing Activities

During the three months ended March 31, 2018 and 2017, the net cash generated from financing activities was $46,687 and $140,879, reflecting a decrease of $94,192. Our net cash generated from financing activities declined mainly because the financing generated from related parties was reduced.

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

As of March 31, 2018, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2018, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of March 31, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Nil.

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

WAVE SYNC CORP.

May 21, 2018	By:	/s/ Yang Liu
Yang Liu
Chief Executive Officer
(Principal Executive Officer)

