Form 10-Q
period 2018-06-30
Wave Sync Corp.
filed 2018-08-14
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018, or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding As of August 10, 2018
Common stock, par value $0.001	21,027,713

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

Wave Sync Corp.

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of Wave Sync Corp. (the “Company”) as of June 30, 2018, and the related condensed statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and condensed statements of cash flows for the six-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California	WWC, P.C.
August 7, 2018	Certified Public Accountants

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

(Stated in US Dollars)

	At June 30,	At December 31,
	2018	2017
ASSETS		(Audited)

Current Assets
Cash and cash equivalents	$1,820	$10,346
Other receivable	510	7,343
Advance to suppliers	35,559	36,175
Prepaid expenses	-	9,346
Prepaid taxes	5,032	3,927
Total Current Assets	42,921	67,137

Non-Current Assets
Property, plant and equipment, net	61,308	67,277
Intangible asset, net	-	3,952,052
Total Non-Current Assets	61,308	4,019,329

Total Assets	$104,229	$4,086,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Capital lease – current portion	$-	$9,980
Accounts payable	248,090	159,766
Taxes payable	900	6,145
Other payables	201,076	66,142
Accrued expenses	18,708	37,440
Related party payables	782,928	685,180
Total Current Liabilities	1,251,702	964,653

	$1,251,702	$964,653

Commitment and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,027,713 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	21,027	21,027
Additional paid in capital	25,650,801	24,776,214
Accumulated deficit	(26,694,626)	(21,452,071)
Accumulated other comprehensive loss	(124,675)	(223,357)
Total Stockholders’ Equity	(1,147,473)	3,121,813

Total Liabilities and Stockholders’ Equity	$104,229	$4,086,466

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED OF JUNE 30, 2018 AND 2017

(Stated in US Dollars)

	For the six months ended June 30,		For the three months ended June 30,
	2018	2017	2018	2017

Revenue	$88,908	$209,061	$-	$422
Cost of revenues	87,288	826	-	2
Gross profit	$1,620	$208,235	$-	$420

Operating expenses
General and administrative expenses	1,205,351	557,171	547,532	267,023
	1,205,351	557,171	547,532	267,023

Operating loss	$(1,203,731)	$(348,936)	$(547,532)	$(266,603)

Other income (expenses)
Interest income	26	1,835	2	680
Interest expense	-	(217)	-	(217)
Other expense	(4,038,850)	-	(4,038,850)	-
Other income	-	101,159	-	131,168
Total other income/(expenses)	(4,038,824)	102,777	(4,038,848)	131,631

Loss before income taxes	(5,242,555)	(246,159)	(4,586,380)	(134,972)

Income tax	-	-	-	-

Net loss	$(5,242,555)	$(246,159)	$(4,586,380)	$(134,972)

Other comprehensive loss
Foreign currency translation adjustment	98,682	7,289	113,134	1,800

Comprehensive loss	$(5,143,873)	$(238,870)	$(4,473,246)	$(133,172)

Net loss per share
Basic	$(0.25)	$(0.01)	$(0.22)	$(0.01)
Diluted	$(0.25)	$(0.01)	$(0.22)	$(0.01)

Weighted average number of common shares outstanding
Basic	21,027,713	20,565,980	21,027,713	21,027,162
Diluted	21,027,713	20,565,980	21,027,713	21,027,162

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(Stated in US Dollars)

	For the six month periods ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,242,555)	$(246,159)
Depreciation and amortization	4,165	6,006
Stock compensation	874,587	-
Impairment loss on intangible assets	3,952,129	-
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	6,043	(142)
Decrease/(increase) in other receivables	790	(14,793)
Decrease/(increase) in advance to suppliers	616	(7,399)
Decrease/(increase) in prepaid expenses and taxes	8,241	(1,915)
Increase/(decrease) in accounts payable	88,324	(55,855)
Decrease in accrued expenses	(28,711)	(25,496)
Increase/(decrease) in other payables	134,933	(64,211)
Decrease in taxes payable	(5,245)	(3,756)
Net cash provided by (used in) operating activities	(206,683)	(413,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(62,065)
Decrease in deposits	-	(1,070)
Net cash generated from investing activities	-	(63,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in related party receivables	(1,275)	(96,982)
Increase in related party payables	99,023	234,559
Net cash generated from financing activities	97,748	137,577

Net increase in cash and cash equivalents	(108,935)	(339,278)

Effect of foreign currency translation on cash and cash equivalents	100,409	7,258

Cash and cash equivalents, beginning balance	10,346	480,609
Cash and cash equivalents, ending balance	$1,820	$148,590

SUPPLEMENTAL DISCLOSURES:
Interest received	$26	$1,835
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND DECEMBER 31, 2017

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

Share Purchase Agreement

On October 19, 2015, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with EGOOS Mobile Technology Company Limited, a British Virgin Islands holding company (“EGOOS BVI”), which owns 100% of EGOOS Mobile Technology Company Limited, a Hong Kong company (“EGOOS HK”), which owns 100% of Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”), a foreign investment enterprise organized under the laws of the PRC, and which has, through various contractual agreements known as variable interest entity (“VIE”) agreements.  These VIE agreements provide the WOFE management control and the rights to the profits of Guangzhou Yuzhi Information Technology Co., Ltd., a corporation organized under the laws of the PRC as a variable interest entity (“GZYZ”), which owns 100% of Shenzhen Qianhai Exce-card Technology Co., Ltd., a Chinese corporation (“SQEC”), which owns 100% of Guangzhou Rongsheng Information Technology Co., Ltd., a Chinese corporation (“GZRS”) and the sole shareholder of EGOOS BVI.  The VIE agreements include: (1) an Exclusive Service Agreement between WOFE and GZYZ, which entitles WOFE to receive substantially all of the economic benefits of GZYZ in consideration for services provided by WOFE to GZYZ, (2) a Call Option Agreement with the shareholders of GZYZ, Yang Wenbin and Li Ping, allowing the WOFE to acquire all the shares of GZYZ as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WOFE with all the voting rights of the GZYZ’s shareholders, and (4) an Equity Pledge Agreement that pledges the shares in GZYZ to WOFE.  Management has assessed the terms of the VIE agreements and determined that the Company is the primary beneficiary of those agreements based on Management’s ability to direct the use and disposition of GZYZ assets including the payment of future profits to the Company.  Management also determined the Company has implicitly provided financial support to GYZY; accordingly, Management believes that GZYZ and its subsidiaries should be consolidated as variable interest entities of the Company.

SQEC was incorporated on November 11, 2013. The Company is in the business of design, development, and proliferation of next generation debit and credit cards for financial institutions employing innovative secured encryption technology transmitted via audio wave technology. The Company is working with China Union Pay and China Construction Bank under a potential pilot program to develop new audio bank cards and market to end user bank customers and business operators to adopt these next generation of cards by developing point of sale and commercial interfaces via software and other solutions to generate demand for these cards as a value-added alternative to current generation debit and credit cards.

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

Pursuant to the Share Purchase Agreement, the Company issued a convertible note to EGOOS BVI’s sole shareholder for 100% equity interest in EGOOS BVI. The note is convertible into 15,000,000 shares of the Company’s common stock contingent on the following conditions: (i) the Company has effectuated a reverse split of all of the issued and outstanding Common Stock as of the date of the issuance of the note (the “Reverse Split”) and (ii) the average closing price of the common stock for 3 business days within any period of 10 consecutive business days exceeds $1.00 per share (the “Conversion Conditions”). Upon conversion of the note, the existing shareholders of the Registrant will own an aggregate of 24.7% of the post-acquisition entity. The note was issued at par, unsecured, interest free, and was due on the second anniversary of the issuance date of the note. In accounting for the note, the Company assumed that the note did not carry any discount from face that required accretion as interest expense to its results of operations, including any potential beneficial conversion features. On January 26, 2016, the reverse split was effectuated, and subsequently, on February 4, 2016, the convertible promissory note was converted into 15 million newly issued shares of the Company’s common stock. The conversion of the promissory note has been recognized retroactively to the first period presented as a component of the reverse takeover transactions detailed below.

The consolidated financial statements were prepared assuming that the Company has controlled EGOOS BVI and its intermediary holding companies, operating subsidiaries, and variable interest entities: EGOOS HK, WOFE, GZYZ, SQEC, and GZRS from the first period presented. The transactions detailed above have been accounted for as reverse takeover transactions and a recapitalization of the Company, including the conversion of the convertible promissory note; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and EGOOS BVI (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded. As a result of this transaction, the Company is deemed a continuation of the business of EGOOS BVI and SQEC.

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

As of June 30, 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that allow for reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company assessed the carrying value and has taken impairment losses to its assets during 2018.

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

For the three month periods ended June 30, 2018 and 2017, $874,587 and $0 stock-based compensation was recognized.

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

Exchange Rates	6/30/2018	12/31/2017	6/30/2017
Year-end/period-end RMB : US$ exchange rate	6.6191	6.5064	6.7768
Average annual/period RMB : US$ exchange rate	6.3665	6.7570	6.8743

Year-end/period-end HKD : US$ exchange rate	7.8453	7.8149	7.8056
Average annual/period HKD : US$ exchange rate	7.8373	7.7922	7.7731

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

O.	Revenue recognition

The Company recognizes services revenue when the following criteria have been met: 1.) it has agreed and entered into a contract for service with it customers, 2.) the contract has set forth a fixed fee for the services to be rendered, 3.) the Company has fully rendered service to its customers, and there are no additional obligations that exist that under the terms of the contract that the Company has not fulfilled, and 4.) the Company has either received payment, or reasonably expects payment from the customer in accordance with the payment terms set forth in the contract.

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

As of June 30, 2018, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of June 30, 2018:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$1,820	$-	$-	$1,820
Total financial assets	$1,820	$-	$-	$1,820

Financial liabilities:
Capital lease	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

As of December 31, 2017:	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$10,346	$-	$-	$10,346
Total financial assets	$10,346	$-	$-	$10,346

Financial liabilities:
Capital lease	$9,352	$-	$-	$9,352
Total financial liabilities	$9,352	$-	$-	$9,352

3.	RELATED PARTY PAYABLES

Related party payable consisted of the following:

	6/30/2018	12/31/2017

Beijing Yuxin Shangfang Technology Co., Ltd.	$297,012	$302,155
Xiang, Zuyue, director of SQEC and shareholder	10,513	60,198
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Wang, Yue, director of EGOOS HK	161,233	161,942
Yang, Mei, shareholder	308,963	157,110
Li, Ping, director of WOFE	3,918	2,486
	$782,928	$685,180

The amounts are unsecured, interest-free and due on demand.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of June 30, 2018 and December 31, 2017:

	6/30/2018	12/31/2017

At Cost:
Machinery	$70,628	$71,852
Office equipment	19,032	19,362
Office furniture	13,218	13,446
	$102,878	$104,660

Less: Accumulated depreciation	(41,570)	(37,383)

	$61,308	$67,277

Depreciation expense for the six-month periods ended June 30, 2018 and 2017 was $4,165 and $5,821, respectively.

5.	INTANGIBLE ASSET

Intangible assets consisted of the following as of June 30, 2018 and December 31, 2017:

	6/30/2018	12/31/2017

At Cost:
Patent	$-	$3,952,052
Software	1,299	1,322
	$1,299	$3,953,374

Less: Accumulated amortization	(1,299)	(1,322)

	$-	$3,952,052

On July 7, 2017, SQEC and the director of the Company, Mr. Zuyue Xiang (“Xiang”), entered into an intangible asset transfer agreement. Xiang transferred his rights and ownership of the patent to a voice smart card and trading system for a consideration of RMB 10,000,000 (equivalent to USD 1,447,696). The patent was impaired during the period ended June 30, 2018 and was written off to other expense.

Amortization expense for the six-month periods ended June 30, 2018 and 2017 was $0 and $185, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of June 30, 2018 and December 31, 2017:

	6/30/2018	12/31/2017

Audit fee	$6,500	$35,000
Utilities	12,208	2,440
	$18,708	$37,440

7.	TAXES PAYABLES

Taxes payable consisted of the followings as of June 30, 2018 and December 31, 2017:

	6/30/2018	12/31/2017

Payroll tax	$874	$5,270
Individual income tax	24	875
	$900	$6,145

8.	STOCKHOLDERS’ EQUITY

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

As of June 30, 2018, the Company has 100,000,000 shares of common stock authorized, 21,027,713 shares issued and outstanding at par value of $0.001 per share.

Stock option compensation

On October 20, 2017, the Company issued to Mr. Yang Liu, the option to purchase 1,050,000 shares of the Company’s common stock to be issued upon his exercise of such option. The option vests in three tranches according to the following schedule: 350,000 shares at October 19, 2018, 350,000 shares at October 19, 2019, and 350,000 at October 19, 2020. All three tranches expire on October 19, 2022. The Company has used the widely accepted Black Scholes Merton Option Pricing Model to measure the fair value of these securities, because of their plain vanilla nature of this option. The Company employed the followings assumptions to calculate the fair value of the option: expected forfeiture rate: 0%, risk free rate: 2.03%, expiration date: October 19, 2022, exercise price: $1.00, annualized volatility: 602.71%, dividend yield: 0%, and the Company’s closing stock price at the year end. For the six-month periods ended June 30, 2018 and 2017, the Company recorded stock option compensation expense of $874,587 and $0.

9.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company does not generate any taxable income from its operations for the six month periods ended June 30, 2018 and 2017.

The provision for income taxes consists of the following:

For the six month periods June 30,
	2018	2017
Current:
USA	$-	$-
Deferred:
USA	-	-
Provision for income taxes	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

For the six month periods June 30,
	2018	2017

Income tax at USA statutory rate of 34%	$-	$-
Others	-	-
Provision for income taxes	-	-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six-month periods ended June 30, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of June 30, 2018, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses’ since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax assets.

10.	LOSS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the three and six-month periods ended June 30, 2018 and 2017.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the six months ended June 30,		For the three months ended June 30,
	2018	2017	2018	2017

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(5,242,555)	$(246,157)	$(4,586,380)	$(134,972)

Denominator:
Weighted average common shares outstanding	21,027,713	20,565,980	21,027,713	21,027,162
Basic loss per share	$(0.25)	$(0.01)	$(0.22)	$(0.01)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(5,242,555)	$(246,157)	$(4,586,380)	$(134,972)

Denominator:
Weighted average common shares outstanding	21,027,713	20,565,980	21,027,713	21,027,162
Diluted loss per share	$(0.25)	$(0.01)	$(0.22)	$(0.01)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

11.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2018, the Company had accumulated deficits of $26,694,626 and working capital deficit of current liabilities exceeding current assets by $1,208,782. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

12.	COMMITMENTS

(a.)	On June 2, 2016, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on June 1, 2016 for a three-year lease term. The Company terminated its lease in May 2018 and vacated the premise. The Company did not have any lease payable outstanding as of June 30, 2018.

(b.)	On September 1, 2016, Mr. Zuyue Xiang entered into a lease agreement on behalf of the Company for office space in Guangdong Province, P.R.C. commencing on September 1, 2016 for a three-year lease term. The Company terminated its lease in May 2018 and vacated the premise. The Company did not have any lease payable outstanding June 30, 2018.

(c.)	On April 23, 2018, the Company entered into a sublease agreement for office space in New Jersey commencing on April 23, 2018 for a six-month lease term. The monthly rental expense is $833.33.

13.	CONCENTRATION OF RISKS

A.	Major Customer

The Company had certain customers who represented 10% or more of the Company’s total sales. For the six month period ended June 30, 2018, the Company generated service revenue from one customer, which represented 100% of the revenue. For the six month period ended June 30, 2017, the Company generated service revenue from three customers, which represented 33%, 30%, and 35% of the revenue. The Company is unable to forecast if re-occurring services revenue will be generated from these customers.

B.	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the six month period ended June 30, 2018, there was no concentration in any specific vendor. For the six-month period ended June 30, 2017, two vendors accounted for 20% and 80% of accounts payable, respectively.

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

The Company has evaluated subsequent events from June 30, 2018 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

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

Overview of Business

The Company is a development stage in the business of design, development, and proliferation of next generation debit and credit cards for financial institutions employing innovative secured encryption technology transmitted via audio wave technology. The Company has partnered with China Union Pay and China Construction Bank under a pilot program to develop its audio bank cards and market to the end using bank customers and business operators to adopt the next generation of bank cards. The Company is developing point of sale and commercial interfaces via software and other solutions to generate demand for these new audio cards as a value-added alternative to current generation debit and credit cards.

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

As of June 30, 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that allow for reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

For the three month periods ended June 30, 2018 and 2017, $874,587 and $0 stock-based compensation was recognized.

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

Exchange Rates	6/30/2018	12/31/2017	6/30/2017
Year-end/period-end RMB : US$ exchange rate	6.6191	6.5064	6.7768
Average annual/period RMB : US$ exchange rate	6.3665	6.7570	6.8743

Year-end/period-end HKD : US$ exchange rate	7.8453	7.8149	7.8056
Average annual/period HKD : US$ exchange rate	7.8373	7.7922	7.7731

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

O.	Revenue recognition

The Company recognizes services revenue when the following criteria have been met: 1.) it has agreed and entered into a contract for service with it customers, 2.) the contract has set forth a fixed fee for the services to be rendered, 3.) the Company has fully rendered service to its customers, and there are no additional obligations that exist that under the terms of the contract that the Company has not fulfilled, and 4.) the Company has either received payment, or reasonably expects payment from the customer in accordance with the payment terms set forth in the contract.

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

As of June 30, 2018, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of June 30, 2018:	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$1,820	$-	$-	$1,820
Total financial assets	$1,820	$-	$-	$1,820

Financial liabilities:
Capital lease	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

As of December 31, 2017:	Quoted in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$10,346	$-	$-	$10,346
Total financial assets	$10,346	$-	$-	$10,346

Financial liabilities:
Capital lease	$9,352	$-	$-	$9,352
Total financial liabilities	$9,352	$-	$-	$9,352

Results of Operations

We are a development stage company and have generated minimal revenues from operations since our inception on November 11, 2013 to June 30, 2018.  As of June 30, 2018, we had total assets of $105,504 and total liabilities of $1,252,977. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are in the process of developing our products and services. Consequently, we generated minimal revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2018. As of June 30, 2018, the Company had accumulated deficits of $26,694,626 and working capital deficit of current liabilities exceeding current assets by $1,208,782. The Company’s management plans to raise capital through public and private offerings to fund its business operations and to rely on officers and directors to perform essential functions with minimal expenditure and compensation. If we do not raise the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company obtains will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, the terms of such financing may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our stockholders in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

Three Months ended June 30, 2018 and 2017

Revenue

We generated revenues from our audio banking card operations (including software and hardware) in the past. We have no revenues during this quarter ended June 30, 2018 as compared to $422 of revenues during the three months ended June 30, 2017. Our revenue decreased by $422, or 100% during the three-month periods ended June 30, 2018 and 2017 primarily because the number of orders decreased.

Expenses

General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. During the three month periods ended June 30, 2018 and 2017, we incurred general and administrative expenses and professional fees of $547,532 and $267,023, respectively, which reflects an increase of $280,509 or approximately 105%. Such increase in our general and administrative expenses was primarily attributed to the stock compensation expense paid to the management in the three months ended June 30, 2018.

Six Months ended June 30, 2018 and 2017

Revenue

We generated revenues from our audio banking card operations (including software and hardware) in the six-month periods ended June 30, 2018 and 2017. We have earned $88,908 during the six months ended June 30, 2018 as compared to $209,061 of revenues during the six months ended June 30, 2017. Our revenue decreased by $120,153, or 57% during the three-month periods ended June 30, 2018 and 2017 primarily because the number of orders decreased.

Expenses

General, administrative and professional fee and expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. During the six month periods ended June 30, 2018 and 2017, we incurred general and administrative expenses and professional fees of $1,205,351 and $557,171, respectively, which reflects an increase of $648,180 or approximately 116%. Such increase in our general and administrative expenses was primarily attributed to the stock compensation expense paid to the management incurred during the six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations, make capital expenditures and service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing.

Cash Flows

Cash Flow from Operating Activities

During the six months ended June 30, 2018 and 2017, the net cash used in operating activities were $206,683 and $413,720, respectively. The decrease in net cash used in operating activities of $207,037 was primarily due to the increased account payable and other payable.

Cash Flow from Investing Activities

During the six months ended June 30, 2018 and 2017, the net cash used in investing activities was $0 and $63,135, reflecting a decrease of $63,135. Such decrease in net cash used in investing activities was caused by the non-recurrence of the equipment purchase in the quarter ended June 30, 2018.

Cash Flow from Financing Activities

During the six months ended June 30, 2018 and 2017, the net cash generated from financing activities was $97,748 and $137,577, reflecting a decrease of $39,829. Our net cash generated from financing activities declined mainly because the financing generated from related parties was reduced.

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

As of June 30, 2018, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2018, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal accounting staff, our disclosure controls were not effective as of June 30, 2018, such information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes for the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on April 16, 2018.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

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

WAVE SYNC CORP.

August 14, 2018	By:	/s/ Yang Liu
Yang Liu
Chief Executive Officer
(Principal Executive Officer)

