Form 10-Q
period 2018-09-30
Wave Sync Corp.
filed 2018-11-20
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding As of November 13, 2018
Common stock, par value $0.001	21,027,713

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
Wave Sync Corp.

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of Wave Sync Corp. (the Company) as of September 30, 2018, and the related condensed statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, and condensed statements of cash flows for the nine-month periods then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California	WWC, P.C.
November 19, 2018	Certified Public Accountants

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

 AS OF SEPTEMBER 30, 2018, AND DECEMBER 31, 2017

(Stated in US Dollars)

	At September 30,	At December 31,
	2018	2017
ASSETS		(Audited)

Current Assets
Cash and cash equivalents	$10,179	$10,346
Other receivable	624	7,343
Advance to suppliers	34,277	36,175
Prepaid expenses	-	9,346
Prepaid taxes	6,679	3,927
Total Current Assets	51,759	67,137

Non-Current Assets
Property, plant and equipment, net	56,797	67,277
Intangible asset, net	-	3,952,052
Total Non-Current Assets	56,797	4,019,329

Total Assets	$108,556	$4,086,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Capital lease – current portion	$-	$9,980
Accounts payable	266,779	159,766
Taxes payable	-	6,145
Other payables	194,475	66,142
Accrued expenses	18,268	37,440
Related party payables	832,395	685,180
Total Current Liabilities	1,311,917	964,653

	$1,311,917	$964,653

Commitment and contingencies

Stockholders’ Deficiency/Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,027,713 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	21,027	21,027
Additional paid in capital	26,128,062	24,776,214
Accumulated deficit	(27,152,332)	(21,452,071)
Accumulated other comprehensive loss	(200,118)	(223,357)
Total Stockholders’ Deficiency/Equity	(1,203,361)	3,121,813

Total Liabilities and Stockholders’ Equity	$108,556	$4,086,466

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Stated in US Dollars)

	For the nine-month periods ended September 30,		For the three-month periods ended September 30,
	2018	2017	2018	2017

Revenue	$86,900	$229,153	$-	$20,092
Cost of revenues	85,317	834	-	8
Gross profit	$1,583	$228,319	$-	$20,084

Operating expenses
General and administrative expenses	1,754,251	802,121	548,900	244,950
	1,754,251	802,121	548,900	244,950

Operating loss	$(1,752,668)	$(573,802)	$(548,900)	$(224,866)

Other income (expenses)
Interest income	26	2,076	-	458
Other expense	(3,947,620)	-	-
Other income	-	131,348	-	30,187
Total other income/(expenses)	(3,947,594)	133,424	-	30,645

Loss before income taxes	(5,700,262)	(440,378)	(548,900)	(194,221)

Income tax	-	-	-	-

Net loss	$(5,700,262)	$(440,378)	$(548,900)	$(194,221)

Other comprehensive loss
Foreign currency translation adjustment	23,239	7,519	(75,443)	230

Comprehensive loss	$(5,677,023)	$(432,859)	$(624,343)	$(193,991)

Net loss per share
Basic	$(0.27)	$(0.02)	$(0.03)	$(0.01)
Diluted	$(0.27)	$(0.02)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding
Basic	21,027,713	20,721,968	21,027,713	21,027,162
Diluted	21,027,713	20,721,968	21,027,713	21,027,162

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(Stated in US Dollars)

	For the nine-month periods ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,700,262)	$(440,378)
Depreciation and amortization	4,921	13,427
Stock compensation	1,351,848	-
Impairment loss on intangible assets	3,952,175	-
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
Decrease/(increase) in accounts receivable	5,825	(250)
Decrease/(increase) in other receivables	895	(9,503)
Increase in related party receivables	-	(152,028)
Decrease in advance to suppliers	1,897	14,236
Decrease/(increase) in prepaid expenses and taxes	6,594	(1,413)
Increase/(decrease in accounts payable	107,013	(72,382)
Decrease in accrued expenses	(29,151)	(19,648)
Increase/(decrease) in other payables	128,332	(94,466)
Decrease in taxes payable	(6,145)	570
Net cash provided by (used in) operating activities	$(176,058)	$(761,835)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(63,912)
Decrease in deposits	-	11,795
Net cash generated from investing activities	$-	$(52,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in related party receivables
Increase in related party payables	147,215	332,993
Net cash generated from financing activities	$147,215	$332,993

Net decrease in cash and cash equivalents	(28,843)	(480,959)

Effect of foreign currency translation on cash and cash equivalents	28,676	7,465

Cash and cash equivalents, beginning balance	10,346	480,609
Cash and cash equivalents, ending balance	$10,179	$7,115

SUPPLEMENTAL DISCLOSURES:
Interest received	$26	$2,076
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Related party payable formalized into convertible note	$-	$2,213,673
Issuance of stock for conversion of convertible note	$-	$2,213,673
Related party receivable formalized into intangible assets	$-	$1,502,742
Purchase of intangible asset	$-	$7,728,167
Increase in additional paid in capital from purchase of intangible asset	$-	$6,225,425

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

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

As of September 30, 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

For the three-month periods ended September 30, 2018 and 2017, $477,261 and $0 stock-based compensation was recognized.

For the nine-month periods ended September 30, 2018 and 2017, $1,351,848 and $0 stock-based compensation was recognized.

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

Exchange Rates	9/30/2018	12/31/2017	9/30/2017
Year-end/period-end RMB : US$ exchange rate	6.8665	6.5064	6.6545
Average annual/period RMB : US$ exchange rate	6.5137	6.7570	6.8057

Year-end/period-end HKD : US$ exchange rate	7.8277	7.8149	7.8110
Average annual/period HKD : US$ exchange rate	7.8398	7.7922	7.7870

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

As of September 30, 2018, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of September 30, 2018:
Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$10,179	$-	$-	$10,179
Total financial assets	$10,179	$-	$-	$10,179

Financial liabilities:
Capital lease	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

As of December 31, 2017:
	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$10,346	$-	$-	$10,346
Total financial assets	$10,346	$-	$-	$10,346

Financial liabilities:
Capital lease	$9,980	$-	$-	$9,980
Total financial liabilities	$9,980	$-	$-	$9,980

3.	RELATED PARTY PAYABLES

Related party payable consisted of the following:

	9/30/2018	12/31/2017

Beijing Yuxin Shangfang Technology Co., Ltd.	$286,306	$302,155
Xiang, Zuyue, director of SQEC and shareholder	10,827	60,198
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Wang, Yue, director of EGOOS HK	161,233	161,942
Yang, Mei, shareholder	368,963	157,110
Li, Ping, director of WOFE	3,777	2,486
	$832,395	$685,180

The amounts were provided as working capital to financial the Company’s operations. The amounts are unsecured, interest-free and due on demand.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017
At Cost:
Machinery	$68,083	$71,852
Office equipment	18,346	19,362
Office furniture	12,741	13,446
	$99,170	$104,660

Less: Accumulated depreciation	(42,373)	(37,383)

	$56,797	$67,277

Depreciation expense for the three-month periods ended September 30, 2018 and 2017 was $756 and $7,606, respectively.

Depreciation expense for the nine-month periods ended September 30, 2018 and 2017 was $4,921 and $13,427, respectively.

5.	INTANGIBLE ASSET

Intangible assets consisted of the following as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017
At Cost:
Patent	$-	$3,952,052
Software	1,299	1,322
	$1,299	$3,953,374

Less: Accumulated amortization	(1,299)	(1,322)

	$-	$3,952,052

On July 7, 2017, SQEC and the director and CEO of the Company, Mr. Zuyue Xiang (“Xiang”), entered into an intangible asset transfer agreement. Xiang transferred his rights and ownership of the patent to a voice smart card and trading system for a consideration of RMB 10,000,000 (equivalent to USD 1,447,696). The patent was impaired during the period ended September 30, 2018 and was written off to other expense.

Amortization expense for the three-month periods ended September 30, 2018 and 2017 was $0 and $24, respectively.

Amortization expense for the nine-month periods ended September 30, 2018 and 2017 was $0 and $209, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017

Audit fee	$6,500	$35,000
Utilities	11,768	2,440
	$18,268	$37,440

7.	TAXES PAYABLES

Taxes payable consisted of the followings as of September 30, 2018 and December 31, 2017:

	9/30/2018	12/31/2017

Payroll tax	$-	$5,270
Individual income tax	-	875
	$-	$6,145

8.	STOCKHOLDERS’ EQUITY

Common stock

As of January 1, 2017, the Company had 100,000,000 shares of common stock authorized, 19,920,325 shares issued and outstanding at par value of $0.001 per share.

On March 17, 2017, the Company and each of the two holders (the “Noteholders”) of the Company’s convertible notes (the “Convertible Notes”) entered into a convertible note exchange agreement (the “Agreement”). Pursuant to the Agreement, the Company issued to the two noteholders an aggregate of approximately 1,106,837 shares of common stock (the “Common Stock”) of the Company, par value $0.001, upon the conversion notice from the two Noteholders with respect to converting the Convertible Notes in an aggregate principal amount of $2,213,673. Common stock was subsequently issued to the two note holders on April 6, 2017 and April 7, 2017, respectively – please refer to note 3 related party receivables and payables.

As of September 30, 2018, the Company has 100,000,000 shares of common stock authorized, 21,027,713 shares issued and outstanding at par value of $0.001 per share.

Stock option compensation

On October 20, 2017, the Company issued to Mr. Yang Liu, the option to purchase 1,050,000 shares of the Company’s common stock to be issued upon his exercise of such option. The option vests in three tranches according to the following schedule: 350,000 shares at October 19, 2018, 350,000 shares at October 19, 2019, and 350,000 at October 19, 2020. All three tranches expire on October 19, 2022. The Company has used the widely accepted Black Scholes Merton Option Pricing Model to measure the fair value of these securities, because of their plain vanilla nature of this option. The Company employed the followings assumptions to calculate the fair value of the option: expected forfeiture rate: 0%, risk free rate: 2.03%, expiration date: October 19, 2022, exercise price: $1.00, annualized volatility: 602.71%, dividend yield: 0%, and the Company’s closing stock price at year end. For the three-month periods ended September 30, 2018 and 2017, the Company recorded stock option compensation expense of $477,261 and $0. For the nine-month periods ended September 30, 2018 and 2017, the Company recorded stock option compensation expense of $1,351,848 and $0.

9.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company did not generate any taxable income from its operations for the nine-month periods ended September 30, 2018 and 2017.

The provision for income taxes consists of the following:

For the nine-month periods September 30,
Current:	2018	2017
USA	$-	$-

Deferred:
USA	-	-
Provision for income taxes	-	-

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

For the nine-month periods September 30,
	2018	2017

Income tax at USA statutory rate of 21%	$-	$-
Others	-	-
Provision for income taxes	-	-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the nine-month periods ended September 30, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of September 30, 2018, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses’ since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax asset.

10.	LOSS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the nine month periods ended September 30, 2018 and 2017.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the nine-month periods ended September 30,		For the three-month periods ended September 30,
	2018	2017	2018	2017

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(5,700,262)	$(440,378)	$(548,900)	$(194,221)

Denominator:
Weighted average common shares outstanding	21,027,162	20,721,968	21,027,162	21,027,162
Basic loss per share	$(0.27)	$(0.02)	$(0.03)	$(0.01)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(5,700,262)	$(440,378)	$(548,900)	$(194,221)

Denominator:
Weighted average common shares outstanding
Diluted loss per share	$(0.27)	$(0.02)	$(0.03)	$(0.01)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

11.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2018, the Company had accumulated deficits of $27,152,332 and working capital deficit of current liabilities exceeding current assets by $1,260,159. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

12.	COMMITMENTS

(a.)	On June 2, 2016, the Company entered into a lease agreement for office space in Guangzhou city, Guangdong Province, P.R.C. commencing on June 1, 2016 for a three-year lease term. The Company terminated its lease in May 2018 and vacated the premise.

(b.)	On September 1, 2016, Mr. Zuyue Xiang entered into a lease agreement on behalf of the Company for office space in Guangdong Province, P.R.C. commencing on September 1, 2016 for a three-year lease term. The Company terminated its lease in May 2018 and vacated the premise.

(c.)	On April 23, 2018, the Company entered into a sublease agreement for office space in New Jersey commencing on April 23, 2018 for a nine-month lease term. The monthly rental expense is $833.33.

13.	CONCENTRATION OF RISKS

A.	Major Customer

The Company has certain customers who represented 10% or more of the Company’s total sales. For the nine-month period ended September 30, 2018, the Company generated service revenue from one customer which represented 100% of the revenue. For the nine-month period ended September 30, 2017, the Company generated service revenue from three customers which represented 33%, 30%, and 35% of the revenue. The Company is unable to forecast if re-occurring services revenue will be generated from these customers.

B.	Major Vendors and Accounts Payable

The Company has certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the nine-month period ended September 30, 2018, there was no concentration in any specific vendor. For the nine-month period ended September 30, 2017, two vendors accounted for 20% and 80% of accounts payable, respectively.

C.	Credit Risk

The Company maintains cash balances at several financial institutions located in the United States and the PRC. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts located outside of the United States are not insured and may be subject to such risk.

14.	SUBSEQUENT EVENT

Management evaluated all events subsequent to the balance sheet date through to November 19, 2018, the date the financial statements were available to be issued and determined there are no events to report.

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

As of September 30, 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

For the three-month periods ended September 30, 2018 and 2017, $477,261 and $0 stock-based compensation was recognized.

For the nine-month periods ended September 30, 2018 and 2017, $1,351,848 and $0 stock-based compensation was recognized.

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

Exchange Rates	9/30/2018	12/31/2017	9/30/2017
Year-end/period-end RMB : US$ exchange rate	6.8665	6.5064	6.6545
Average annual/period RMB : US$ exchange rate	6.5137	6.7570	6.8057

Year-end/period-end HKD : US$ exchange rate	7.8277	7.8149	7.8110
Average annual/period HKD : US$ exchange rate	7.8398	7.7922	7.7870

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

Management evaluated all events subsequent to the balance sheet date through to November 19, 2018, the date the financial statements were available to be issued and determined there are no events to report.

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

As of September 30, 2018, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of September 30, 2018:
Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$10,179	$-	$-	$10,179
Total financial assets	$10,179	$-	$-	$10,179

Financial liabilities:
Capital lease	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

As of December 31, 2017:
	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$10,346	$-	$-	$10,346
Total financial assets	$10,346	$-	$-	$10,346

Financial liabilities:
Capital lease	$9,980	$-	$-	$9,980
Total financial liabilities	$9,980	$-	$-	$9,980

Results of Operations

We are a development stage company and have generated minimal revenues from operations since our inception on November 11, 2013 to September 30, 2018. As of September 30, 2018, we had total assets of $108,556 and total liabilities of $1,311,917. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are in the process of developing our products and services. Consequently, we generated minimal revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2018. As of September 30, 2018, the Company had accumulated deficits of $27,152,332 and working capital deficit of current liabilities exceeding current assets by $1,260,159. The Company’s management plans to raise capital through public and private offerings to fund its business operations and to rely on officers and directors to perform essential functions with minimal expenditure and compensation. If we do not raise the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company obtains will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, the terms of such financing may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our stockholders in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

Three Months ended September 30, 2018 and 2017

Revenue

We generated revenues from our audio banking card operations (including software and hardware) in the past. We have no revenues during this quarter ended September 30, 2018 as compared to $20,092 of revenues during the three months ended September 30, 2017. Our revenue decreased by $20,092, or 100% during the three-month periods ended September 30, 2018 and 2017 primarily because the sales department failed to meet the target.

Expenses

General and administrative and professional fee expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. During the three month periods ended September 30, 2018 and 2017, we incurred general and administrative expenses and professional fees of $548,900 and $244,950, respectively, which reflects an increase of $303,950 or approximately 124%. Such increase in our general and administrative expenses was primarily attributed to incurrence of certain stock compensation.

Nine Months ended June 30, 2018 and 2017

Revenue

We generated revenues from our audio banking card operations (including software and hardware) in the nine-month periods ended September 30, 2018 and 2017. We have earned $86,900 during the nine months ended September 30, 2018 as compared to $229,153 of revenues during the nine months ended September 30, 2017. Our revenue decreased by $142,253, or 62% during the nine-month periods ended September 30, 2018 and 2017 primarily because the sales department failed to meet the target.

Expenses

General, administrative and professional fee and expenses were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. During the nine month periods ended September 30, 2018 and 2017, we incurred general and administrative expenses and professional fees of $1,754,251 and $802,121, respectively, which reflects an increase of $952,130 or approximately 119%. Such increase in our general and administrative expenses was primarily attributed to the incurrence of equity compensation.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations, make capital expenditures and service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing.

Cash Flows

Cash Flow from Operating Activities

During the nine months ended September 30, 2018 and 2017, the net cash used in operating activities were $176,058 and $761,835, respectively. The decrease in net cash used in operating activities of $585,777 was primarily due to the stock compensation, impairment loss on intangible assets and increase in other payable.

Cash Flow from Investing Activities

During the nine months ended September 30, 2018 and 2017, the net cash used in investing activities was $0 and $52,117, reflecting a decrease of $52,117. Such decrease in net cash used in investing activities was caused by purchase of certain equipment in the nine months ended September 30, 2017.

Cash Flow from Financing Activities

During the nine months ended September 30, 2018 and 2017, the net cash generated from financing activities was $147,215 and $332,993, reflecting an decrease of $185,788. Our net cash generated from financing activities decreased mainly because the decline in related party payable.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2018, the end of the period covered by this Quarterly Report. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal accounting staff, our disclosure controls were not effective as of September 30, 2018, such information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

WAVE SYNC CORP.

November 19, 2018	By:	/s/ Mei Yang
Mei Yang
Chief Executive Officer
(Principal Executive Officer)