Form 10-K
period 2018-12-31
Wave Sync Corp.
filed 2019-05-09
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter approximately $1,952,030 as of June 29, 2018.

As of April 2, 2019, the registrant has 21,027,713 shares of common stock issued and outstanding.

i

EXPLANATORY NOTE

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Wave Sync Corp. and all of its subsidiaries unless the context indicates otherwise.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

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

The closing of this acquisition took place on February 10, 2011, on which date, pursuant to the terms of the share exchange agreement as amended, the Company acquired all of the outstanding equity securities of Ding Neng Holdings from the shareholders of Ding Neng Holdings; and the shareholders of Ding Neng Holdings transferred and contributed all of their issued and outstanding shares of Ding Neng Holdings to the Company. Accordingly, on the closing of the acquisition, the Company, via Ding Neng Holdings, held 100% of Ding Neng Bio-technology Co., Limited, a Hong Kong Company, which held 100% of Zhangzhou Fuhua Biomass Energy Technology Co., Ltd., a wholly-foreign owned enterprise in China (“Fuhua Biomass”), which, via a series of variable interest entity (or VIE) arrangements, controlled the operating company Fujian Zhangzhou Ding Neng Bio-technology Co., Ltd. (“Ding Neng Bio-tech”). In connection of this share exchange, the Company changed its fiscal year end from June 30 to December 31.

In or about early October 2011, Mr. Nie Xinfeng, the Company’s former chairman of the Board of Directors (the “Board”), took possession of, among other things, the company seal, financial seal, and original books and records of Ding Neng Bio-tech. Since then, the Company was prevented from obtaining and did not have access to the financial information of Ding Neng Bio-tech.

The Company and the previous management believed that from late 2011 to 2014, due to change in law, unfavorable market conditions, and lack of effective management, the business of Ding Neng Bio-tech deteriorated significantly and eventually the Company defaulted on various loan obligations. The Company also believes that Ding Neng Bio-tech guaranteed some of Mr. Nie’s personal debts. From 2011 to 2014, multiple legal proceedings were brought against Ding Neng Bio-tech by creditors, service vendors and former employees of the Company and against Mr. Nie by his creditors. As a result, substantially all of Ding Neng Bio-tech’s assets were seized or disposed of by Ding Neng Bio-tech’s or Mr. Nie’s creditors. Eventually, Ding Neng Bio-tech completely ceased its operations.

On June 4, 2015, Fuhua Biomass filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain Consulting Service Agreement, Operating Agreement, Pledge and Security Agreement, Option Agreement, and Voting Rights Proxy Agreement (the “VIE Agreements”) entered into by Fuhua Biomass and Ding Neng Bio-tech on October 28, 2010 had been frustrated, and that these VIE Agreements should be terminated. Fuhua Biomass alleged that Ding Neng Bio-tech did not make any payment of service fees to Fuhua Biomass, and that Ding Neng Bio-tech failed to perfect the security interest in the pledged stock. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, Fuhua Biomass and Ding Neng Bio-tech entered into binding settlement (i) to terminate the VIE Agreements, (ii) to acknowledge that Fuhua Biomass and Ding Neng Bio-tech did not have any other disputes over this case, and (iii) that the litigation fee in the amount of RMB10,000 (approximately $1,610.5) would be borne by Ding Neng Bio-tech.

Given that the Company was unable to exercise effective control over Ding Neng Bio-tech or gain access to Ding Neng Bio-tech’s financial information since 2011, and that the VIE Agreements were terminated, the Company deconsolidated Ding Neng Bio-tech’s financial results.

During a review of the Company’s financial statements by its auditor, the auditor examined the share register and all the debts provided to or by the Company, and instruments of transfer provided by the Secretary of the Company. There was no evidence that ownership of Ding Neng Holdings was ever registered to be transferred and held by the Company. The Company also discovered that Ding Neng Holdings was delinquent and defunct. Accordingly, it was unable to determine whether the Company was registered as the sole shareholder of Ding Neng Holdings pursuant to the share exchange agreement dated November 12, 2010, as amended on December 6, 2010. As a result, the Company excluded the accounts of Ding Neng Holdings and its subsidiaries in the Company’s consolidated financial statements and accompanying notes as contained herein. The Company has written off all investments made in Ding Neng Holdings as loss on investment in subsidiary.

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

The Share Purchase Agreement provided for an acquisition transaction (the “Acquisition”) in which the Registrant, through the issuance of a convertible note in the principal sum of Fifteen Million U.S. Dollars ($15,000,000) to EGOOS BVI’s sole shareholder, acquired 100% of EGOOS BVI.

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

On August 5, 2015, Yigou entered into an Exclusive Service Agreement which entitled Yigou to receive substantially all of the economic benefits of Guangzhou Yuzhi and its Subsidiaries in consideration of services provided by Yigou to Guangzhou Yuzhi and its Subsidiaries. In addition, Yigou entered into certain agreements with each of Wenbin Yang, Ping Li, (collectively, the “Guangzhou Yuzhi shareholders”), as well as Guangzhou Yuzhi and its Subsidiaries, including (i) a Call Option Agreement allowing Yigou to acquire the shares of Guangzhou Yuzhi as permitted by PRC laws, (ii) a Voting Rights Proxy Agreement that provided Yigou with the voting rights of the Guangzhou Yuzhi shareholders and those of Guangzhou Yuzhi, and (iii) an Equity Pledge Agreement that pledged the shares in Guangzhou Yuzhi and its Subsidiaries to Yigou. This VIE structure provides Yigou, a wholly-owned subsidiary of EGOOS HK, with control over the operations and benefits of Guangzhou Yuzhi and its Subsidiaries without having a direct equity ownership in Guangzhou Yuzhi and its Subsidiaries (EGOOS BVI, EGOOS HK, Guangzhou Yuzhi, Shenzhen Exce-card, Guangzhou Rongsheng and Yigou are collectively referred to herein as the “Group”).

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

Shenzhen Exce-card is based in the city of Guangzhou, Guangdong Province, China, with a business development department in New York, NY. Additionally, Shenzhen Exce-card has entered into a partnership agreement with UINT France located in Saint Aubin, France (“UINT”), amended and supplemented by an amendment dated March 27, 2015 (as amended and supplemented, the “Partnership Agreement”), pursuant to which UINT was engaged by Shenzhen Exce-card to conduct product research and development (“R&D”) and other related services in connection with new audio signals, testing and producing new inlays for audio bank card and assisting the card manufacturers with lamination test, new generation of audio card, and assisting the card manufacturers with certification of the new audio card products. This Partnership Agreement was terminated in 2018 due to lack of sales of the audio cards.

In February 2015, Shenzhen Exce-card developed an electronic inlay utilizing innovative audio technology and embedded in a specialized IC card product, namely, “audio bank card.” We were granted the patent pertaining to such audio bank cards inlay, which will expire in 2023. The audio bank cards meet innovative product standards set forth by UnionPay, the only domestic bank card organization in China as well as the only interbank network in mainland China. UnionPay has authorized its logo to be displayed on the audio bank cards. However, it should be noted that we have no contractual agreement or arrangement with UnionPay with respect to audio bank cards.

We intended to supply and sell electronic inlays embedded with audio chips and other modules to card manufacturers, such as Hengbao Co., Ltd. (“Hengbao”) and Wuhan Tianyu Information Industry Co., Ltd. (“Tianyu”). However, we stopped the negotiations with Hengbao and Tianyu in 2018. During the fiscal year ended December 31, 2018, we generated revenue in the amount of approximately $85,573 from providing technology consulting services.

Our Business Plan

We encountered challenges to expand the sales of our audio bank cards. Mobile phone payments through smart phone apps, such as Wechat and Venmo, have become one of the most popular methods to make payments. As of the date of this annual report, we ceased our efforts to market and sell our audio bank cards.

We sought to develop relationships with major card issuers in China since 2014 until 2018. We promoted two pilot programs with China Construction Bank (“CCB”), one of China’s four major banks; however, we could not continue the pilot programs due to lack of positive market reaction.

On August 22, 2016, we announced that Guangdong Qilong Internet Technology Co., Ltd. (“Qilong”), a high technology company based in Guangzhou, China, and one of the Company’s subsidiaries, Shenzhen Exce-card, entered into a strategic agreement to jointly develop the next generation of audio bank cards within the China Union Pay network. Qilong and the Company agreed to stop pursuing the strategic agreement referenced above.

On February 15, 2017, we, through Shenzhen Exce-card, entered into a card supply agreement (the “SD Card Supply Agreement”) with SmartDisplayer Technology, Co. Ltd. (“SmartDisplayer”), a company incorporated under the law of Taiwan, Republic of China, pursuant to which SmartDisplayer agreed to supply audio bank cards in compliance with Shenzhen Exce-card’s specifications and the ISO 7810 standard and in amounts requested by Shenzhen Exce-card from time to time for a term of two years commencing from the execution date of the SD Card Supply Agreement. We never put any purchase order from SmartDisplayer due to lack of demand for our audio cards.

Our Customers

During the fiscal year of 2018, we provided technology consulting services to our customer(s). We are in the process of shifting our business focus to find additional sources of revenue.

Change of Management and Directors of the Company

During the fiscal year of 2018, the Company went through reorganization of its management to better align the management team with the best interest and requirements of the shareholders. As disclosed in various current reports on Form 8-Ks filed during the twelve months ended December 31, 2018 and the period as of the date of this annual report, the changes of the management team include the following:

On August 22, 2018, Mr. Yang Liu resigned as the CEO of the Company and a member of the Board, effective on August 30, 2018. Mr. Liu resigned from the CEO position for personal reasons and not as a result of any disputes or disagreements between Mr. Liu and the Company on any matter relating to the Company’s operations, policies or practices.

On August 23, 2018, Mr. Ming Yi resigned as the CFO of the Company and a member of the Board, effective on August 30, 2018. Mr. Yi resigned from the CFO position for personal reasons and not as a result of any disputes or disagreements between Mr. Yi and the Company on any matter relating to the Company’s operations, policies, accounting policies or practices.

On August 29, 2018, the Board appointed Ms. Mei Yang, the current Chairperson of the Board, as the Chief Executive Officer of the Company, effective August 30, 2018.

On August 29, 2018, the Board appointed Mr. Hon Man Yun as the Chief Financial Officer of the Company, effective August 30, 2018.

On October 1, 2018, Ms. Hongxia Zhao resigned as a member of the Board, effective immediately. Ms. Zhao resigned from the Board for personal reasons and not as a result of any disputes or disagreements between Ms. Zhao and the Company on any matter relating to the Company’s operations, policies or practices.

On January 2, 2019, Mr. Hon Man Yun resigned as the CFO of the Company, effective immediately. Mr. Hon Man Yun resigned from the CFO position for personal reasons and not as a result of any disputes or disagreements between Mr. Yun and the Company on any matter relating to the Company’s operations, policies, accounting policies or practices.

On February 6, 2019, Ms. Mei Yang submitted her resignation as CEO of the Company, effective January 29, 2019. Ms. Yang shall remain as the Chairperson of the Board to oversee the development of the Company. Ms. Yang resigned as CEO for personal reasons and not as a result of any disputes or disagreements between Ms. Yang and the Company on any matter relating to the Company’s operations, policies or practices.

On February 4, 2019, the Board reappointed Mr. Zuyue Xiang as the CEO of the Company, effective January 29, 2019.

On February 4, 2019, the Board appointed Mr. Zhenpeng Gao as the Chief Financial Officer of the Company, effective January 29, 2019.

Marketing

Since we are in a business transition period, we conducted very limited marketing activities in the fiscal year of 2018. We stopped the efforts with Qilong with respect to the customer base development.

Research and Development

Pursuant to the Partnership Agreement between Shenzhen Exce-card and UINT, for the period from May 1, 2014 to April 30, 2016, Shenzhen Exce-card paid UINT €120,000 for R&D services, €20,000 of which was for developing new audio signals of new audio card product, €30,000 of which was for the testing of new Inlay and assisting the card manufacturers with lamination test, €50,000 of which was for the conception of new generation audio cards, and the last €20,000 of which was for assisting the card manufacturers with certification of the new audio card product. Another €60,000 was loaned to UINT to cover its operation costs. We ceased the cooperation relationship with UINT in 2018.

Employees

A part of our employees are located in China. As of the date of this annual report, Guangzhou Yuzhi and its subsidiaries had four (4) employees in China and seven (7) employees are located in the U.S. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

We are required to contribute a portion of our employees’ total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and workers’ compensation insurance, and a housing assistance fund, in accordance with relevant regulations. Guangzhou Yuzhi and its Subsidiaries are currently paying social insurance for all of their four (4) full-time employees through a third party agent.

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

Intellectual Property

Currently we have five (5) valid patents that were granted by the State Intellectual Property Office of the P.R.C. (“SIPO”) and the terms of which are ten years from the dates of grant of the patent applications. The five patents relate to the audio bank card technology and designs and its transaction system, such as the design of the circuit board embedded in the audio card, the transaction platform processing the audio data and the design of the audio chip. Two of the five patents were granted on May 4, 2016 and the rest were granted respectively on January 22, 2014, September 9, 2015 and December 23, 2015. Our patents were fully impaired in the fiscal year of 2018.

We obtained one trademark of the Company’s logo from SIPO on August 21, 2016, which remains valid until August 20, 2026. On April 23, 2015, the Company through one of its subsidiaries obtained the copyright on its software of Zhuozhi Changtian bank audio card application for micro and small businesses.

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

Government Approval and Regulation

Due to the limited business operations, we were subject to very few regulations and governmental approvals in the fiscal year of 2018. We believe that we have been compliant to date with all requirements required by the applicable governing authorities in China with respect to the technology consulting services.

Going Concern

As reflected in the accompanying financial statements, as of December 31, 2018, the Company had accumulated deficits of $27,059,112 and working capital deficit of current liabilities exceeding current assets by $1,407,762 due to the substantial losses in operation in previous periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable because we are a smaller reporting company.

ITEM 2. PROPERTIES

We stopped the leases for Guangzhou Yuzhi’s office and Shenzhen Exce-card’s office in 2018. The computers and other office equipment have been put into storage.

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

	Fiscal Year Ended December 31,2018		Fiscal Year Ended December 31, 2017
	Low	High	Low	High
First Quarter ended March 31	$2.45	$3.00	$2.50	$4.97
Second Quarter ended June 30	$2.00	$2.40	$2.50	$3.33
Third Quarter ended September 30	$-	$-	$2.50	$2.50
Fourth Quarter ended December 31	$2.25	$2.25	$2.50	$3.00

On January 29, 2019, the closing price for our common stock, as reported by the OTC Market, was $1.62 per share. As of April 2, 2019, the Company had an aggregate of 21,027,713 shares of common stock issued and outstanding and 137 shareholders of record.

Stockholders of Record

As of April 2, 2019, we had 137 record holders of our common stock. Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive S #430, Denver, CO 80209 is the transfer agent for our common stock.

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

Overview of Business

The Company is a development stage company in the business of design, development, and proliferation of next generation debit and credit cards for financial institutions employing innovative secured encryption technology transmitted via audio wave technology. Due to slow sales of the audio bank cards, the Company is looking for alternatives to its current business model.

Critical Accounting Policies

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

As of December 31, 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

For the years ended December 31, 2018 and 2017, $1,113,217 and $373,509 stock-based compensation was recognized.

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

Exchange Rates	12/31/2018	12/31/2017
Year-end/period-end RMB : US$ exchange rate	6.8764	6.5064
Average annual/period RMB : US$ exchange rate	6.6146	6.7570

Year-end/period-end HKD : US$ exchange rate	7.8312	7.8149
Average annual/period HKD : US$ exchange rate	7.8370	7.7922

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of December 31, 2018:	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$504	$-	$-	$504
Total financial assets	$504	$-	$-	$504

Financial liabilities:
Capital lease	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

As of December 31, 2017:	Quoted in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$10,346	$-	$-	$10,346
Total financial assets	$10,346	$-	$-	$10,346

Financial liabilities:
Capital lease	$9,980	$-	$-	$9,980
Total financial liabilities	$9,980	$-	$-	$9,980

Results of Operations

We are a development stage company and have generated minimal revenues from operations since our inception on November 11, 2013 to December 31, 2018.  As of December 31, 2018, we had total assets of $7,787 and total liabilities of $1,414,965. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

We are in the process of developing our products and services. Consequently, we generated minimal revenues as of the date of this report. We have an accumulated deficit and have incurred operating losses since our inception and expect losses to continue during 2019.

Revenue

Revenues for the year ended December 31, 2018 were $85,573 compared to $230,805 for the period to December 31, 2017, reflecting a decrease of $145,232 or 63%. The decrease of revenue during such period was primarily attributed to lack of sales of our bank audio cards and decline in demand of the technology consulting services.

Expenses

General and administrative and professional fee expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses. General and administrative expenses and professional fees for the year ended December 31, 2018 were $1,671,264 as compared to $1,448,488 for the comparable period ended December 31, 2017, which represented an increase of $222,776 or approximately 15%. Such increase was primarily attributed to the recognition of employee compensation to the previous chief executive officer.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing.

Working Capital Summary

	As of December 31, 2018 ($)	As of December 31, 2017 ($)

Current Assets	7,203	67,137
Current Liabilities	1,414,965	964,653
Working Capital Deficit	(1,407,762)	(897,516)

Cash Flows

	Years Ended
	December 31,
	2018	2017

Cash Flows Used in Operating Activities	$(283,480)	$(702,126)
Cash Flows Generated from Investing Activities	-	(53,786)
Cash Flows Provided by Financing Activities	308,860	282,347
Net (Decrease) Increase in Cash During Period	$(25,380)	$473,565

Cash Flow from Operating Activities

During the years ended December 31, 2018 and 2017, the net cash used in operating activities were $283,480 and $702,126, respectively, reflecting a decrease of $418,646 or 59.63%. Such decrease was primarily caused by the downsizing of the employees in China and the U.S.

Cash Flow from Investing Activities

The net cash used or generated from investing activities during the year ended December 31, 2018 was $0 and $53,786 for the twelve months ended December 31, 2017. The net cash generated from investing activities decreased in the amount of $53,786, or 100%, which was mainly due to the hardship in sales of the bank audio cards.

Cash Flow from Financing Activities

During the year ended December 31, 2018 and 2017, net cash generated from financing activities was $308,860 and $282,347. The increase of $26,513 or 9.39% in net cash generated from financing activities was primarily because we received advances from certain related parties.

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

As of December 31, 2018, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited financial statements for fiscal years ended December 31, 2018 and 2017 begins on page F-1 of this Audited Report on Form 10-K.

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

As of December 31, 2018, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Issuance of Shares

The Company’s common stock issued within the past two years were summarized as follows:

		Number of	Issue Value
Name of Shareholder	Date	Shares	Per Share	Reason for Issuance
Zaixian Wang	(1)	1,025,000	$2.00	Exercise of convertible note (2)
Mei Yang	(1)	81,837	$2.00	Exercise of convertible note (2)
Total		1,106,837

(1)	Pursuant to the Note Conversion Exchange Agreement dated March 17, 2017, the Company shall issue 1,025,000 and 81,837 shares of Common Stock to Zaixian Wang and Mei Yang, respectively, in exchange for the convertible notes held by each of them.
(2)	The Company relied upon the exemption from registration under Section 3(a)(9) of the Securities Act in connection with these issuances.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board and executive officers of the Company as of the date of this annual report are as follows:

Directors and Executive Officers	Age	Position / Title
Mei Yang	46	Chairperson of the Board
Zuyue Xiang	48	Chief Executive Officer and Director
Xiaoqiang Zuo	49	Director
Minqin Tang	32	Director
Zhenpeng Gao	44	Chief Financial Officer

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

Mr. Zhenpeng Gao was the chief accounting officer of both Guangzhou Rongsheng Information Technology Co., Ltd. and Shenzhen Qianhai Zhuozhi Changtian Technology Co., Ltd., two affiliates under common control of the Company, since January 2015. Prior to that, Mr. Gao served as the chief accounting officer of Beijing Yuxin Shangfang Technology Co., Ltd. from August 2009 to December 2018. Mr. Zhenpeng Gao received a bachelor degree in Accounting from Southwestern University of Finance and Economics in 2002.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the period ended December 31, 2018, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, have not filed all required reports on a timely basis. Yang Liu, our previous CEO, did not timely file Form 3 and Form 4 relating to the grant of options to purchase 1,050,000 shares of the Company’s common stock on October 20, 2017. Mei Yang, our chairperson of the Board, did not timely file Form 3 and Form 4 relating to the receipt of 81,837 shares of the Company’s common stock in exchange for the conversion of certain debt owed by the Company to her as set forth in the Note Conversion Exchange Agreement dated March 17, 2017. Zaixian Wang, a shareholder owning more than 10% of our outstanding common stock, did not timely file Form 3 and Form 4 relating to the receipt of 1,025,000 shares of the Company’s common stock in exchange for the conversion of certain debt owed by the Company to him as set forth in the Note Conversion Exchange Agreement dated March 17, 2017. We plan to file such forms required by the Securities and Exchange Commission regulations as soon as practicable.

ITEM 11: EXECUTIVE COMPENSATION.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the period through December 31, 2018, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Zuyue Xiang,	2017	66,667	-	-	-	-	-	-	66,667
CEO and director[1]	2018	-	-	-	-	-	-	-	-

Yang Liu,	2017	72,000	-	-	-	-	-	-	72,000
Former CEO[2]	2018	-	-	-	-	-	-	-	-

Ming Yi,	2017	36,0000	-	-	-	-	-	-	36,0000
Former CFO[3]	2018	48,000	-	-	-	-	-	-	40,000

Mei Yang,	2017	60,000	-	-	-	-	-	-	60,000
Chairperson of the Board, former CEO[4]	2018	60,000	-	-	-	-	-	-	60,000

1.	Previously resigned on July 24, 2017. Reappointed on February 4, 2019, effective January 29, 2019.
2.	Resigned on August 22, 2018, effective August 30, 2018.
3.	Resigned on August 23, 2018, effective August 30, 2018.
4.	Appointed as Chairperson on January 6, 2015 and resigned as CEO of the Company on February 6, 2019, effective January 29, 2019.

None of the officers has received any other compensation or reimbursement from the Company as of December 31, 2018.

Employment Agreements

Mr. Zuyue Xiang (in his capacity as general manager of Shenzhen Exce-card) had a written employment agreement with Shenzhen Exce-card for a term of 5 years from January 1, 2015 to December 31, 2019. He commenced his employment with Shenzhen Exce-card as managing staff in July 2014, and since April 2015, he served as the President of Shenzhen Exce-card. Mr. Xiang receives an annual salary of RMB 420,000 (approximately $66,667 based on an exchange ratio of 1 U.S. dollars = 6.30 RMB). On July 24, 2017, Mr. Zuyue Xiang resigned as the Chief Executive Officer but has remained a member of the Board of the Company and the president of Shenzhen Exce-card. On February 4, 2019, the Board reappointed Mr. Zuyue Xiang as the CEO of the Company, effective January 29, 2019. Mr. Xiang does not currently have any employment agreement with the Company and receives no compensation for the operations of Shenzhen Exce-card at the moment.

On October 20, 2017, the Company entered into an employment agreement (the “Liu Employment Agreement”) with Mr. Yang Liu, the Company’s former CEO, pursuant to which Mr. Liu served as the Company’s Chief Executive Officer until his resignation on August 22, 2018, effective August 30, 2018. In accordance with the Liu Employment Agreement, the Company paid Mr. Liu a base salary of $72,000 per year with the regular executive benefits and vacations. In connection with Mr. Liu’s prior service as the Chief Executive Officer of the Company, Mr. Liu was granted non-qualified stock options (the “Options”) to purchase an aggregate of 1,050,000 shares of the Company’s common stock at an exercise price of $1.00 per share, exercisable for five years. The Options fully vested upon his resignation on August 30, 2018.

There are no outstanding employment agreements with the Company except as listed above.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2018)

The following table summarizes outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers, as of December 31, 2018:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Prices ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Issued (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Been Issued ($)
Yang Liu(1)	—	1,050,000	—	1.00	10/19/2022	1,050,000	1,575,000	(2)	---	$	---

(1)	On October 20, 2017, we entered into an employment agreement with Yang Liu to be the CEO of the Company, pursuant to which the Company granted Mr. Yang Liu non-qualified stock options (the “Options”) to purchase an aggregate of 1,050,000 shares of the Company’s common stock, vesting over three years in equal amount. Mr. Liu resigned as CEO on August 22, 2018, effective August 30, 2018. The options fully vested upon Mr. Yang Liu’s resignation.
(2)	The dollar amount shown is determined by multiplying the number of shares of common stock reported in the table by the closing price of a share of our common stock on October 20, 2017 ($2.50), which was the day of such issuance.

Directors’ Compensation

Mei Yang received $60,000 from the Company as remuneration of her services provided to the Company in the capacity of the chairwoman of the Board of Directors. Except for her annual salary, Ms. Yang has not received any other type or amount of compensation from the Company for her service during the year of 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of April 2,2019 by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of April 2, 2019, the Company had 21,027,713 shares of Common Stock issued and outstanding.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class
Directors and Executive Officers
Mei Yang, Chairperson of the Board	2,081,837	9.90%
Zhenpeng Gao, CFO	0	-
Zuyue Xiang, Chief Executive Officer and Director	3,000,000	14.27%
Minqin Tang, Director	0	-
Xiaoqiang Zuo, Director	100,000	*
All directors and executive officers as a group (5 persons)	5,225,024	24.85%

5% Holders
Zaixian Wang (4)(5)	2,875,000	13.67%
Warren Wang (5)	1,376,649	6.55%
Zezhang Tan	1,100,000	5.23%
Yue Wang	4,300,000	20.45%
Total (All 5% holders as a group 6 persons)	14,733,486	70.07%

*	Less than 1%.
(1)	Unless otherwise noted, the address is c/o 11 Middlebury Blvd, Unit 3, Randolph, NJ 07869.
(2)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/ or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within sixty (60) days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 21,027,713 shares of common stock outstanding as of April 2, 2019.
(3)	Pursuant to the Note Conversion Exchange Agreement dated March 17, 2017, the Company issued 81,837 shares of Common Stock to Mei Yang in exchange for the convertible notes held by her.
(4)	Pursuant to the Note Conversion Exchange Agreement dated March 17, 2017, the Company issued 1,025,000 shares of Common Stock to Zaixian Wang in exchange for the convertible notes held by him.
(5)	Includes 1,000,000 held by US New Media Holding Group Inc., the beneficiary holder of which is Warren Wang. Zaixian Wang is Warren Wang’s father, however, Warren Wang disclaims the beneficial ownership of the 2,875,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Acquisition

Since December 2013, Ms. Mei Yang, a director and former CEO of the Company, has served as a vice president of Shenzhen Exce-Card, a wholly owned subsidiary of Guangzhou Yuzhi, which is indirectly wholly-controlled by EGOOS BVI. Ms. Yang therefore was on both sides of the Company’s transactions with EGOOS BVI. Ms. Yang does not hold any equity interest in EGOOS BVI or Shenzhen Exce-Card.

Related Party Loans to the Company

As of December 31, 2018, the Company had an outstanding balance of an aggregate of $994,040 owed to certain related parties of the Company, such as certain shareholders and directors of the Company and its Subsidiaries. The breakdown of the loans from related parties is as follows:

	12/31/2018	12/31/2017

Beijing Yuxin Shangfang Technology Co., Ltd.	$285,894	$302,155
Hainan Xin Jing Yuan Co., Ltd.	43,627	-
Xiang, Zuyue, director of SQEC and shareholder	102,217	60,198
Xiang, Lingqing, employee of SQEC	1,504	-
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Wang, Yue, director of EGOOS HK	161,523	161,942
Yang, Mei, shareholder	393,963	157,110
Li, Ping, director of WOFE	4,023	2,486
	$994,040	$685,180

The loans set forth above were provided as working capital to finance the Company’s operations. The loans referenced above are unsecured, interest-free and due on demand.

Director Independence

We believe that Ms. Minqin Tang and Mr. Xiaoqiang Zuo are “independent” directors as defined by the rules of the OTC Markets Group.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2018 and 2017, we engaged, WWC, Professional Corporation as our independent auditor. For the year ended December 31, 2018 and 2017, the audit fee was in the amount of $35,000 for each year and we did not incur any other audit related fees, tax fees or other fees for the fiscal years ended December 31, 2018 and 2017.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Share Purchase Agreement, dated October 19, 2015, by and among the Registrant, EGOOS BVI and Shareholders of EGOOS BVI (1)
3.1	Certificate of Amendment to the Company’s Certificate of Incorporation, dated September 3, 2015 (2)
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation, dated December 1, 2015 (3)
3.3	Amended and Restated Bylaws of the Registrant (4)
10.1	Exclusive Service Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.2	Voting Rights Proxy Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.3	Equity Pledge Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.4	Call Option Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (1)
10.5	Unofficial English translation of Cooperation Agreement, dated July 23, 2014, by and between Shenzhen Exce-card and Hengbao (3)
10.6	Unofficial English translation of Cooperation Agreement, dated July 7, 2014, by and between Shenzhen Exce-card and Tianyu (3)
10.7	Unofficial English translation of Cooperation Agreement, dated September 28, 2015, by and between Shenzhen Exce-card and Hengbao (3)
10.8	Unofficial English translation of Preparation Service Agreement, dated May 1, 2015, by and between Shenzhen Exce-card and Tianyu (3)
10.9	The convertible note exchange agreement, dated March 17, 2017, by and among Wave Sync Corp., Zaixian Wang and Mei Yang (5)
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 20, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on September 3, 2015.
(3)	Incorporated by reference to the Amendment No. 1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 14, 2015.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2008 filed with SEC on May 15, 2008.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 23, 2017.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2019

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

Signature	Title	Date

/s/ Zuyue Xiang	Director, Chief Executive Officer (Principal Executive Officer)	May 9, 2019
Zuyue Xiang

/s/ Zhenpeng Gao	Chief Financial Officer (Principal Financial Officer)	May 9, 2019
Zhenpeng Gao

/s/ Mei Yang	Chairperson	May 9, 2019
Mei Yang

/s/ Minqin Tang	Director	May 9, 2019
Minqin Tang

/s/ Xiaoqiang Zuo	Director	May 9, 2019
Xiaoqiang Zuo

Wave Sync Corp.

Audited Consolidated Financial Statements

As of December 31, 2018 and 2017

(Stated in US Dollars)

Wave Sync Corp.

INDEX TO FINANCIAL STATEMENTS

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Wave Sync Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wave Sync Corp. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, CA	WWC, P.C.
April 12, 2019	Certified Public Accountants

We have served as the Company’s auditor since 2011.

WAVE SYNC CORP.

AUDITED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

	2018	2017
ASSETS

Current Assets
Cash and cash equivalents	$504	$10,346
Other receivable	277	7,343
Advance to suppliers	-	36,175
Prepaid expenses	-	9,346
Prepaid taxes	6,422	3,927
Total Current Assets	7,203	67,137

Non-Current Assets
Property, plant and equipment, net	584	67,277
Intangible asset, net	-	3,952,052
Total Non-Current Assets	584	4,019,329

Total Assets	$7,787	$4,086,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Capital lease – current portion	$-	$9,980
Accounts payable	322,368	159,766
Taxes payable	-	6,145
Other payables	51,806	66,142
Accrued expenses	46,751	37,440
Related party payables	994,040	685,180
Total Current Liabilities	1,414,965	964,653

	$1,414,965	$964,653

Commitment and contingencies

Stockholders’ Deficiency/Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,027,713 shares issued and outstanding as of December 31, 2018 and 2017, respectively	21,027	21,027
Additional paid in capital	25,889,431	24,776,214
Accumulated deficit	(27,059,112)	(21,452,071)
Accumulated other comprehensive loss	(258,524)	(223,357)
Total Stockholders’ Deficiency/Equity	(1,407,178)	3,121,813

Total Liabilities and Stockholders’ Equity	$7,787	$4,086,466

The accompanying notes are an integral part of these financial statements

WAVE SYNC CORP.

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

	2018	2017

Revenue	$85,573	$230,805
Cost of revenues	84,015	878
Gross profit	$1,558	$229,927

Operating expenses
General and administrative expenses	1,671,264	1,448,488
	1,671,264	1,448,488

Operating loss	$(1,669,706)	$(1,218,561)

Other income (expenses)
Interest income	26	2,117
Interest expense	-	(750)
Other expense	(3,943,408)	161,092
Other income	6,047	-
Impairment loss	-	(3,805,460)
Total other income/(expenses)	(3,937,335)	(3,643,001)

Loss before income taxes	(5,607,041)	(4,861,562)

Income tax	-	-

Net loss	$(5,607,041)	$(4,861,562)

Other comprehensive loss
Foreign currency translation adjustment	(35,167)	(143,235)

Comprehensive loss	$(5,642,208)	$(5,004,797)

Net loss per share
Basic	$(0.27)	$(0.24)
Diluted	$(0.27)	$(0.24)

Weighted average number of common shares outstanding
Basic	21,027,713	20,212,213
Diluted	21,027,713	20,344,019

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,607,041)	$(4,856,562)
Depreciation and amortization	7,081	18,967
Stock compensation	1,113,217	373,509
Impairment loss on intangible assets	3,952,177	3,805,460
Impairment loss on fixed assets	59,541	-
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
Decrease in accounts receivable	-	5,761
Decrease/(increase) in other receivables	7,066	(7,343)
Decrease in advance to suppliers	36,174	28,459
Decrease in prepaid expenses and taxes	6,851	7,078
Increase in accounts payable	162,602	9,413
(Decrease)/increase in accrued expenses	(668)	2,173
Decrease in other payables	(14,335)	(81,207)
Decrease in taxes payable	(6,145)	(2,834)
Net cash provided by (used in) operating activities	$(283,480)	$(702,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(66,242)
Decrease in deposits	-	12,456
Net cash generated from investing activities	$-	$(53,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in related party receivables	-	(186,239)
Increase in related party payables	308,860	468,586
Net cash generated from financing activities	$308,860	$282,347

Net increase/(decrease )in cash and cash equivalents	25,380	(473,565)

Effect of foreign currency translation on cash and cash equivalents	(35,222)	3,302

Cash and cash equivalents, beginning balance	10,346	480,609
Cash and cash equivalents, ending balance	$504	$10,346

SUPPLEMENTAL DISCLOSURES:
Interest received	$26	$2,117
Interest paid	$-	$750
Income tax paid	$-	$-

NON-CASH FINANCING ACTIVITIES:
Related party payable formalized into convertible note	$-	$2,213,673
Issuance of stock for conversion of convertible note	$-	$2,213,673
Related party receivable formalized into intangible assets	$-	$1,536,953
Purchase of intangible asset	$-	$7,904,133
Increase in additional paid in capital from purchase of intangible asset	$-	$6,367,180

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

					Accumulated
	Number		Additional		other
	of	Common	paid in	Accumulated	comprehensive
	shares	stock	capital	deficit	income	Total
Balance at January 1, 2017	19,920,876	19,920	15,822,988	(16,590,509)	(80,122)	(827,723)
Issuance of shares for cash	1,106,837	1,107	2,212,566	-	-	2,213,673
Stock compensation expense	-	-	373,509	-	-	373,509
Increase in APIC from transfer of patent	-	-	6,367,151	-	-	6,367,151
Net loss	-	-	-	(4,861,562)	-	(4,861,562)
Foreign currency translation adjustment loss	-	-	-	-	(143,235)	(143,235)
Balance at December 31, 2017	21,027,713	21,027	24,776,214	(21,452,071)	(223,357)	3,121,813

Balance at January 1, 2018	21,027,713	21,027	24,776,214	(21,452,071)	(223,357)	3,121,813
Stock compensation expense	-	-	1,113,217	-	-	1,113,217
Net loss	-	-	-	(5,607,041)	-	(5,607,041)
Foreign currency translation adjustment loss	-	-	-	-	(35,167)	(35,167)
Balance at December 31, 2018	21,027,713	21,027	25,889,431	(27,059,112)	(258,525)	(1,407,178)

The accompanying notes are an integral part of these financial statement

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

DECEMBER 31, 2018 AND 2017

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

DECEMBER 31, 2018 AND 2017

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

DECEMBER 31, 2018 AND 2017

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

As of December 31, 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

DECEMBER 31, 2018 AND 2017

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

DECEMBER 31, 2018 AND 2017

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

For the years ended December 31, 2018 and 2017, $1,113,217 and $373,509 stock-based compensation was recognized.

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

Exchange Rates	12/31/2018	12/31/2017
Year-end/period-end RMB : US$ exchange rate	6.8764	6.5064
Average annual/period RMB : US$ exchange rate	6.6146	6.7570

Year-end/period-end HKD : US$ exchange rate	7.8312	7.8149
Average annual/period HKD : US$ exchange rate	7.8370	7.7922

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

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

As of December 31, 2018, except for the above, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of December 31, 2018:

	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$504	$-	$-	$504
Total financial assets	$504	$-	$-	$504

Financial liabilities:
Capital lease	$-	$-	$-	$-
Total financial liabilities	$-	$-	$-	$-

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

As of December 31, 2017:

	Quoted in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash	$10,346	$-	$-	$10,346
Total financial assets	$10,346	$-	$-	$10,346

Financial liabilities:
Capital lease	$9,980	$-	$-	$9,980
Total financial liabilities	$9,980	$-	$-	$9,980

3.	RELATED PARTY PAYABLES

Related party payable consisted of the following:

	12/31/2018	12/31/2017

Beijing Yuxin Shangfang Technology Co., Ltd.	$285,894	$302,155
Hainan Xin Jing Yuan Co., Ltd.	43,627	-
Xiang, Zuyue, director of SQEC and shareholder	102,217	60,198
Xiang, Lingqing, employee of SQEC	1,504	-
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Wang, Yue, director of EGOOS HK	161,523	161,942
Yang, Mei, shareholder	393,963	157,110
Li, Ping, director of WOFE	4,023	2,486
	$994,040	$685,180

The amounts were provided as working capital to financial the Company’s operations. The amounts are unsecured, interest-free and due on demand.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following as of December 31, 2018 and 2017:

	12/31/2018	12/31/2017

At Cost:
Machinery	$-	$71,852
Office equipment	18,320	19,362
Office furniture	12,723	13,446
	$31,043	$104,660

Less: Accumulated depreciation	(30,459)	(37,383)

	$584	$67,277

Depreciation expense for the three-month periods ended December 31, 2018 and 2017 was $7,081 and $7,606, respectively.

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

5.	INTANGIBLE ASSET

Intangible assets consisted of the following as of December 31, 2018 and 2017:

	9/30/2018	12/31/2017

At Cost:
Patent	$-	$3,952,052
Software	1,251	1,322
	$1,251	$3,953,374

Less: Accumulated amortization	(1,251)	(1,322)

	$-	$3,952,052

On July 7, 2017, SQEC and the director and CEO of the Company, Mr. Zuyue Xiang (“Xiang”), entered into an intangible asset transfer agreement. Xiang transferred his rights and ownership of the patent to a voice smart card and trading system for a consideration of RMB 10,000,000 (equivalent to USD 1,447,696). The patent was impaired during the year ended December 31, 2018 and was written off to other expense.

Amortization expense for the years ended December 31, 2018 and 2017 was $0 and $24, respectively.

6.	ACCRUED EXPENSES

Accrued expenses consisted of the followings as of December 31, 2018 and 2017:

	12/31/2018	12/31/2017

Audit fee	$35,000	$35,000
Utilities	11,751	2,440
	$46,751	$37,440

7.	TAXES PAYABLES

Taxes payable consisted of the followings as of December 31, 2018 and 2017:

	9/30/2018	12/31/2017

Payroll tax	$-	$5,270
Individual income tax	-	875
	$-	$6,145

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

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

As of December 31, 2018, the Company has 100,000,000 shares of common stock authorized, 21,027,713 shares issued and outstanding at par value of $0.001 per share.

Stock option compensation

On October 20, 2017, the Company issued to Mr. Yang Liu, the option to purchase 1,050,000 shares of the Company’s common stock to be issued upon his exercise of such option. The option vests in three tranches according to the following schedule: 350,000 shares at October 19, 2018, 350,000 shares at October 19, 2019, and 350,000 at October 19, 2020. All three tranches expire on October 19, 2022. The Company has used the widely accepted Black Scholes Merton Option Pricing Model to measure the fair value of these securities, because of their plain vanilla nature of this option. The Company employed the followings assumptions to calculate the fair value of the option: expected forfeiture rate: 0%, risk free rate: 2.03%, expiration date: October 19, 2022, exercise price: $1.00, annualized volatility: 602.71%, dividend yield: 0%, and the Company’s closing stock price at year end. For the years ended December 31, 2018 and 2017, the Company recorded stock option compensation expense of $1,113,217 and $ 373,509. On August 22, 2018, Mr. Liu resigned from his position as Chief Executive Officer. The stock options were not fully vested since his resignation was before the anniversary of his employment period.

9.	INCOME TAXES

The Company was incorporated in the United States of America (“USA”). The Company did not generate any taxable income from its operations for the years ended December 31, 2018 and 2017.

The provision for income taxes consists of the following:

For the years ended December 31,
	2018	2017
Current:

USA	$-	$-

Deferred:
USA	-	-
Provision for income taxes	-	-

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

The reconciliation of USA statutory income tax rate to the Company’s effective income tax rate is as follows:

For the years ended December 31,
	2018	2017

Income tax at USA statutory rate of 21%	$-	$-
Others	-	-
Provision for income taxes	-	-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations.  For the years ended December 31, 2018 and 2017, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Deferred Income Tax Benefits

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of December 31, 2018, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses’ since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax asset.

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

10.	LOSS PER SHARE

Basic loss per common share from operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period. Diluted loss per common share from continuing operations attributable to the Company is based on the weighted-average common shares outstanding during the relevant period adjusted for the dilutive effect of share-based awards. The Company did not have significant share-based awards outstanding that were antidilutive and not included in the calculation of diluted loss per common share from operations attributable to the Company for the years ended December 31, 2018 and 2017.

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	For the years ended December 31,
	2018	2017

Basic loss per share:
Numerator:
Net loss used in computing basic earnings per share	$(5,607,041)	$(4,861,562)

Denominator:
Weighted average common shares outstanding	21,027,162	20,721,968
Basic loss per share	$(0.27)	$(0.23)

Diluted earnings per share:
Numerator:
Net loss used in computing diluted loss per share	$(5,607,041)	$(4,861,562)

Denominator:
Weighted average common shares outstanding
Diluted loss per share	$(0.27)	$(0.23)

Dilutive securities having an anti-dilutive effect on diluted (loss) earnings per share are excluded from the calculation.

11.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2018, the Company had accumulated deficits of $27,059,112 and working capital deficit of current liabilities exceeding current assets by $1,407,762. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

WAVE SYNC CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(Stated in US Dollars)

12.	CONCENTRATION OF RISKS

A.	Major Customer

The Company has certain customers who represented 10% or more of the Company’s total sales. For the year ended December 31, 2018, the Company generated service revenue from one customer which represented 100% of the revenue. For the year ended December 31, 2017, the Company generated service revenue from three customers which represented 33%, 30%, and 35% of the revenue. The Company is unable to forecast if re-occurring services revenue will be generated from these customers.

B.	Major Vendors and Accounts Payable

The Company has certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the year ended December 31, 2018, there was no concentration in any specific vendor. For the year ended December 31, 2017, two vendors accounted for 20% and 80% of accounts payable, respectively.

C.	Credit Risk

The Company maintains cash balances at several financial institutions located in the United States and the PRC. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts located outside of the United States are not insured and may be subject to such risk.

13.	SUBSEQUENT EVENT

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