Form 10-K
period 2020-12-31
Wave Sync Corp.
filed 2021-08-04
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2019 and December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-34113

WAVE SYNC CORP.

(Exact name of registrant as specified in its charter)

Delaware	74-2559866
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

19 West 44th Street, Suite 1001, New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +852 9804 7102

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $13,091,534 as of June 30, 2020.

As of July 20, 2021, the registrant had 31,527,713 shares of common stock issued and outstanding.

i

EXPLANATORY NOTE

This is the first periodic report of Wave Sync Corp. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering periods after December 31, 2018. Readers should be aware that several aspects of this Annual Report on Form 10-K differ from other annual reports. First, this report is for each of the fiscal years ended December 31, 2019 and 2020, in lieu of filing separate reports for each of those years. Second, because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission (the “SEC”), the information relating to our company is focused on our more recent periods after December 31, 2018. In addition, this report includes financial statements and other disclosures for the quarterly periods ended March 31, 2021 and June 30, 2021. We do not intend to file the Quarterly Reports on Form 10-Q for any of the quarters ended March 31, 2019 through September 30, 2020 or for the quarters ended March 31, 2021 and June 30, 2021.

We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above.

ii

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions that involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. We undertake no obligation to revise or update publicly any forward-looking statements, except as may be required under applicable law.

iii

PART I

Item 1. Business

History of the Company

Wave Sync Corp., formerly known as China Bio-Energy Corp., formerly known as China INSOnline Corp., was initially incorporated on December 23, 1988 under the name Lifequest Medical, Inc. (“DEXT”), a Delaware corporation. On December 6, 2010, the Company entered into an Amendment (the “Amendment”) to a certain share exchange agreement dated November 12, 2010 with Ding Neng Holdings, a British Virgin Islands company (“Ding Neng Holdings”). This share exchange agreement and the Amendment provided for an acquisition transaction in which the Company, through the issuance of shares of its common stock, representing 90% of the issued and outstanding common stock immediately following the closing of this acquisition, acquired 100% of Ding Neng Holdings.

The closing of this acquisition took place on February 10, 2011, on which date, pursuant to the terms of the share exchange agreement as amended, the Company acquired all of the outstanding equity securities of Ding Neng Holdings from the shareholders of Ding Neng Holdings. Accordingly, on the closing of the acquisition, the Company, via Ding Neng Holdings, held 100% of Ding Neng Bio-technology Co., Limited, a Hong Kong Company, which held 100% of Zhangzhou Fuhua Biomass Energy Technology Co., Ltd., a wholly-foreign owned enterprise in China (“Fuhua Biomass”), which, via a series of variable interest entity (or VIE) arrangements, controlled the operating company Fujian Zhangzhou Ding Neng Bio-technology Co., Ltd. (“Ding Neng Bio-tech”). In connection of this share exchange, the Company changed its fiscal year end from June 30 to December 31.

The Company and the previous management believed that from late 2011 to 2014, due to change in law, unfavorable market conditions, and lack of effective management, the business of Ding Neng Bio-tech deteriorated significantly and eventually the Company defaulted on various loan obligations. Eventually, Ding Neng Bio-tech completely ceased its operations.

On June 4, 2015, Fuhua Biomass filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC against Ding Neng Bio-tech, alleging that the purposes of those certain Consulting Service Agreement, Operating Agreement, Pledge and Security Agreement, Option Agreement, and Voting Rights Proxy Agreement (the “VIE Agreements”) entered into by Fuhua Biomass and Ding Neng Bio-tech on October 28, 2010 had been frustrated, and that these VIE Agreements should be terminated. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, Fuhua Biomass and Ding Neng Bio-tech entered into binding settlement to, among other things, terminate the VIE Agreements.

Given that the Company was unable to exercise effective control over Ding Neng Bio-tech or gain access to Ding Neng Bio-tech’s financial information since 2011, and that the VIE Agreements were terminated, the Company deconsolidated Ding Neng Bio-tech’s financial results. The Company has written off all investments made in Ding Neng Holdings as loss on investment in subsidiary.

Share Purchase Agreement with EGOOS Mobile Technology Co. Ltd. and Subsequent Developments

On October 19, 2015, the Company entered into a share purchase agreement with EGOOS Mobile Technology Company Limited, a British Virgin Islands holding company (“EGOOS BVI”), which owned 100% of EGOOS Mobile Technology Company Limited, a Hong Kong company (“EGOOS HK”), which owned 100% of Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE” or “Yigou”), a foreign investment enterprise organized under the laws of the PRC, and which, through various contractual agreements, had management control and the rights to the profits of Guangzhou Yuzhi Information Technology Co., Ltd., a corporation organized under the laws of the PRC as a variable interest entity (“Guangzhou Yuzhi”), which owned 100% of Shenzhen Qianhai Exce-card Technology Co., Ltd., a Chinese corporation (“Shenzhen Exce-card”), which owned 100% of Guangzhou Rongsheng Information Technology Co., Ltd., a Chinese corporation (“Guangzhou Rongsheng”, together with Guangzhou Yuzhi and Shenzhen Exce-card, is collectively referred to herein as “Guangzhou Yuzhi and its Subsidiaries”), and the sole shareholder of EGOOS BVI. Guangzhou Yuzhi and its Subsidiaries engaged in research, development, marketing and distribution of inlays/audio chips for audio bank card products.

The share purchase agreement provided for an acquisition transaction in which the Company, through the issuance of a convertible note to EGOOS BVI’s sole shareholder, acquired 100% of EGOOS BVI.

The closing of the acquisition took place on October 19, 2015. Upon closing, the Company acquired all of the outstanding equity securities of EGOOS BVI from the sole shareholder of EGOOS BVI.

EGOOS BVI’s organizational structure was crafted to abide by the laws of the PRC and maintain tax benefits as well as internal organizational efficiencies

EGOOS BVI, a British Virgin Islands business company, acted as a holding company and indirectly controled Guangzhou Yuzhi (a variable interest entity in China) and its Subsidiaries. EGOOS BVI’s sole source of income and operations was through its indirect, contractual control of Guangzhou Yuzhi and its Subsidiaries.

Based in the city of Guangzhou, Guangdong Province, China, Guangzhou Yuzhi and Guangzhou Rongsheng were principally engaged in software and information technology services and shared full-time employees with Shenzhen Exce-card.

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

During the year ended December 31, 2019, we ceased all active business operations.

On June 4, 2021, the Company and Hudson Capital USA Inc. (“Hudson”) entered into a share transfer agreement (the “Archax SPA”), pursuant to which the Company agreed to buy from Hudson $500,000 of shares (1.74% of ownership) of Archax Holdings Ltd. (“Archax”), a company organized under the laws of England, UK. Archax is a global digital asset trading platform and ecosystem. In addition, on June 4, 2021, the Company and Hudson entered into another share transfer agreement (the “Montis SPA”), pursuant to which the Company agreed to buy from Hudson $250,000 of shares (2.63% of ownership) of Montis Digital Limited (“Montis”), a company organized under the laws of Gibraltar. Montis primarily provides marketing and consulting services for digital assets and related entities in the digital asset ecosystems

The Company and Hudson are related parties because the majority of the board of directors of the Company are the board members of Hudson, constituting the majority of the board of directors of Hudson and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

On June 16, 2021, the Company and Hudson closed the stock purchase transaction in accordance with the Montis SPA. On June 17, 2021, the Company and Hudson closed the stock purchase transaction in accordance with the Archax SPA.

We intend to seek the acquisition of, or merger with, an existing company. There is no assurance we will succeed in consummating any such transaction.

Employees

As of the date of this annual report, we have 4 employees, all of them are full-time. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2. PROPERTIES

Wave Sync Corp. is located at 19 West 44th Street, Suite 1001, New York, NY 10036. Our office space is approximately 3,258 square feet. The space is leased by a related party, PX SPAC Capital Inc., and we do not pay rent.

ITEM 3. LEGAL PROCEEDINGS

To the best knowledge of the Company, we are not a party to, and our property is not the subject of, any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “WAYS” on the OTC Pink tier of the OTC Markets. There is minimal trading activity in our common stock.

Stockholders of Record

As of July 20, 2021, we had approximately 136 record holders of our common stock.

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

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “possible,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, and retention of senior management and other key personnel. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate and speak only as of the date hereof. Management undertakes no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This cautionary statement is applicable to all forward-looking statements contained in this report.

Critical Accounting Policies

Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

C. Principles of Consolidation

The consolidated financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

As of December 31, 2020 and 2019, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
EGOOS Mobile Technology Company Limited (“EGOOS BVI”)	BVI	100%	$1
EGOOS Mobile Technology Company Limited (“EGOOS HK”)	Hong Kong	100%	1,290
Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”)	P.R.C	100%	-
Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”)	P.R.C	100%	150,527
Shenzhen Qianhai Exce-card Technology Co., Ltd. (“SQEC”)	P.R.C	100%	150,527
Guangzhou Rongsheng Information Technology Co., Ltd. (“GZRS”)	P.R.C	100%	1,505,267

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

Computer equipment	3 years
Office furniture	5 years
Motor vehicle	5 years

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2020 and 2019.

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

For the years ended December 31, 2020 and 2019, $0 and $0 stock-based compensation was recognized.

Foreign currency translation

The accompanying financial statements are presented in United States dollars (USD). The functional currency of the Company is the USD and Renminbi (RMB). The financial statements are translated into USD from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange rates	December 31, 2020	December 31, 2019
Year-end/period-end RMB : US$ exchange rate	6.5249	6.9762
Average annual/period RMB : US$ exchange rate	6.9010	6.8944

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

Revenue recognition

The Company recognizes services revenue when the following criteria have been met: 1.) it has agreed and entered into a contract for service with its customers pursuant to which the Company identifies the contract and determines the transactions price with its customers, 2.) the contract has set forth a fixed fee for the services to be rendered under which the Company has determined the transaction’s price and the allocation of such price to performance obligations with the customers, 3.) the Company has fully rendered service to its customers, and there are no additional obligations that exist under the terms of the contract that the Company has not fulfilled such that the Company recognizes revenue when the performance obligation is satisfied, and 4.) the Company has either received payment, or reasonably expects payment from the customer in accordance to the payment terms set forth in the contract.

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

Subsequent events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of December 31, 2020:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash	$3	$-	$-	$3
Total financial assets	3	$-	$-	$3

As of December 31, 2019:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash	$16	$-	$-	$16
Total financial assets	16	$-	$-	$16

Results of Operations

Year Ended December 31, 2020 and 2019

For the year ended December 31, 2019, we ceased all active business operations.

Revenue

There was no revenue for the years ended December 31, 2020 and 2019.

Expenses

General and administrative and financial expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting. General and administrative expenses and financial expenses for the year ended December 31, 2020 were $39,451 as compared to $33,276 for the comparable period ended December 31, 2019, which represented an increase of $6,175 or approximately 19%. Such increase was primarily attributed to increase of professional fees.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing.

Working Capital Summary

	As of December 31, 2020	As of December 31, 2019
Current assets	$3	$16
Current liabilities	$71,844	$32,406
Working capital	$(71,841)	$(32,390)

Cash Flows

	Years ended December 31,
	2020	2019
Cash flows used in operating activities	$(13)	$(286)
Cash flows from investing activities	$-	$-
Cash flows from financing activities	$-	$-

Results of Operations

Fiscal Quarters Ended March 31, 2021 and 2020

Revenue

There was no revenue for the three months ended March 31, 2021 and 2020.

Expenses

General and administrative and financial expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting. General and administrative expenses and financial expenses for the three months ended March 31, 2021 were $11,003 as compared to $4,396 for the comparable period ended March 31, 2020, which represented an increase of $6,607 or approximately 150%. Such increase was primarily attributed to increase of professional fees.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing.

Working Capital Summary

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Current assets	$3,003	$3
Current liabilities	$85,847	$71,844
Working capital	$(82,844)	$(71,841)

Cash Flows

	Three months ended March 31,
	2021	2020
	(Unaudited)	(Audited)
Cash flows used in operating activities	$(17,431)	$-
Cash flows from investing activities	$-	$-
Cash flows from financing activities	$20,431	$-

Results of Operations

Three Months Ended June 30, 2021 and 2020

Revenue

There was no revenue for the three months ended June 30, 2021 and 2020.

Expenses

General and administrative were related to corporate overhead, professional fees and administrative contracted services, such as legal and accounting. General and administrative expenses for the three months ended June 30, 2021 were $31,090 as compared to $4,014 for the comparable period ended March 31, 2020, which represented an increase of $27,076 or approximately 675%. Such increase was primarily attributed to increase of professional fees.

Financial expenses were related to bank charges, and interest expenses. Financial expenses for the three months ended June 30, 2021 were $400 as compared to $12 for the comparable period ended June 30, 2020, such increase was primarily attributed to have transactions through bank account and accrued interest on related party payable.

Six Months Ended June 30, 2021 and 2020

Revenue

There was no revenue for the six months ended June 30, 2021 and 2020.

Expenses

General and administrative expenses were related to corporate overhead, professional fees and administrative contracted services, such as legal and accounting. General and administrative expenses for the six months ended June 30, 2021 were $41,814 as compared to $8,410 for the comparable period ended March 31, 2020, which represented an increase of $33,404 or approximately 397%. Such increase was primarily attributed to increase of professional fees.

Financial expenses were related to bank charges, and interest expenses. Financial expenses for the six months ended June 30, 2021 were $680 as compared to $12 for the comparable period ended June 30, 2020, such increase was primarily attributed to have transactions through bank account and accrued interest on related party payable.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing.

Working Capital Summary

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Current assets	$129,628	$3
Current liabilities	$78,963	$71,844
Working capital	$50,665	$(71,841)

Cash Flows

	Six months ended June 30,
	2021	2020
	(Unaudited)	(Audited)
Cash flows used in operating activities	$(125,608)	$(12)
Cash flows used in investing activities	$(850,000)	$-
Cash flows from financing activities	$1,052,493	$-

Cash flows from operating activities

Since the change of management in February 25, 2021, the Company has resumed its operation and incurred cash flows used in operating activities.

Cash flows from investing activities

During the period ended June 30, 2021, the Company has the following investing activities.

Long term investment

On June 4, 2021, the Company (the “Buyer”) and Hudson Capital USA Inc. (the “Seller”) entered into a share transfer agreement (the “Archax SPA”), pursuant to which the Company agreed to buy from the Seller $500,000 worth of shares (1.74% of ownership) of Archax Holdings Ltd. (“Archax”), a company organized under the laws of England, UK. Archax is a global digital asset trading platform and ecosystem. In addition, on June 4, 2021, the Company and the Seller entered into another share transfer agreement (the “Montis SPA”), pursuant to which the Company agreed to buy from the Seller $250,000 worth of shares of (2.63% of ownership) Montis Digital Limited (“Montis”), a company organized under the laws of Gibraltar. Montis primarily provides marketing and consulting services for digital assets and related entities in the digital asset ecosystems. Each of the Archax SPA and Montis SPA contained customary representations and warranties for transactions of this nature and scale.

The Company and Seller are related parties because the majority of the board of directors of the Company are the board members of the Seller, constituting the majority of the board of directors of the Seller and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

Property, plant and equipment

On May 28, 2021, the Company (the “Buyer”) and Hudson Capital USA Inc. (the “Seller”) entered into vehicle purchase agreement, pursuant to which the Company agreed to buy from the Seller $100,000 worth of motor vehicle.

The Company and Seller are related parties because the majority of the board of directors of the Company are the board members of the Seller, constituting the majority of the board of directors of the Seller and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

Cash flows from financing activities

On April 23, 2021, the Company entered into subscription agreements with five accredited investors for the sale and issuance of ten million and five hundred thousand shares (10,500,000) of the Company’s common stock at a per-share price of $0.10 for aggregate gross proceeds of $1,050,000. As of the date of this filing, the Company has received gross proceeds of $1,050,000 from this private placement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): simplifying the test for goodwill impairment”, the guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not the difference between the fair value and carrying amount of goodwill which was the step 2 test before. The ASU should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software — Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement.” This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement service contract with the guidance to capitalize implementation costs of internal use software. The ASU also requires that the costs for implementation activities during the application development phase be capitalized in a hosting arrangement service contract, and costs during the preliminary and post implementation phase are expensed. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The standard did not have a material impact on our consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, (“ASU 2018-17”). ASU 2018-17 requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities are required to apply the amendments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The standard did not have a material impact on our consolidated financial statements

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, (“ASU 2019-04”). ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The standard did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU 2019-12 will be effective for the Company in the first quarter of 2021. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, (“ASU 2020-03”). ASU 2020-03 improves various financial instruments topics, including the CECL Standard. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 4 and Issue 5 were effective upon issuance of ASU 2020-03. The amendments related to Issue 3, Issue 6 and Issue 7 were effective for the Company beginning on January 1, 2020. The Company does not anticipate that the adoption of the new standard will have a material effect on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this standard can be applied anytime between the first quarter of 2020 and the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.

Other than the above, management does not believe that any of the recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited financial statements for fiscal years ended December 31, 2019 and 2020 and unaudited financial statements for the three months ended March 31, 2021 and six months ended June 30, 2021 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 19, 2021, the Company engaged Centurion ZD CPA & Co. (“Centurion”) as the Company’s independent registered public accounting firm.

During the two most recent fiscal years and in the subsequent interim period through April 19, 2021, the Company did not consult with Centurion with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s financial statements, or any other matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

The decision to engage Centurion was approved by the Company’s board of directors.

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

As of December 31, 2020, March 31, 2021, and June 30, 2021, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Management’s Report on Internal Control over Financial Reporting

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

As of December 31, 2020, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

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

Changes in Internal Control over Financial Reporting.

During the years ended December 31, 2019 and 2020, and three months ended March 31, 2021, and six months ended June 30, 2021 there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows. Directors serve until the Company’s next annual meeting of shareholders and until a successor is elected and qualified.

Directors and Executive Officers	Age	Position / Title
Jiang Hui	32	Chief Executive Officer and Director
Hon Man Yun	53	Chief Financial Officer and Director
Hong Chen	52	Director
Xiaoyue Zhang	32	Director
Ming Yi	40	Director

Mr. Jiang Hui has been chief executive officer and director of the Company in February 2021. He has worked as the executive vice president at Move the Purchase Consulting Management (Shenzhen) Co., Ltd. since January 2020. Mr. Hui worked as the Vice President at the Industrial and Commercial Bank of China (New York Branch) from August 2018 to December 2019. Mr. Hui was the vice president of Industrial and Commercial Bank of China (London) PLC from January 2017 to August 2018, and the chief compliance officer of investment advisory at Industrial and Commercial Bank of China Financial Services LLC from January 2014 to January 2017. Mr. Hui’s executive experience qualifies him to serve on our board of directors.

Mr. Hon Man Yun has been chief financial officer and director of the Company since February 2021. He has served in several financing and accounting positions at different private and publicly traded companies. Mr. Yun has worked as the CFO and a director at Hudson Capital Inc. since August 2020 and the Chief Financial Officer of Kiwa Bio-tech Products Group Corporate since April 2018. Mr. Yun served as joint company secretary, as a group vice president, the chief accountant and compliance and internal audit officer for Kaisun Energy Group Limited, from May 2017 to August 2020. Mr. Yun was an associate at China Merchants Securities (Hong Kong) Co., Limited from December 2014 to May 2017 and financial controller at E Lighting Group Limited from March 2013 to September 2014. Mr. Yun’s financial and accounting experience qualifies him to serve on our board of directors.

Mr. Hong Chen has been a director of the Company since February 2021. Mr. Chen has worked as the Chairman of the board of directors for Grand Cartel Securities Co., Ltd. (“Grand Cartel Securities”) since 2014. Before Grand Cartel Securities, Mr. Chen served as the Chairman at China Internet Education Group (a Hong Kong listed company with the code 8055) from 2008 to 2014, as the CEO for Peking University Business Network from 2002 to 2008, and the CEO of Shenzhen Chenrun Investment Company from 1998 to 2002. Mr. Chen’s chairman experience qualifies him to serve on our board of directors.

Xiaoyue Zhang has been a director of the Company since February 2021. She founded Zoe Creation LLC in 2019. Previously, Ms. Zhang worked as a Partner at CARA Vision LLC from July 2017 to December 2020. In addition, Ms. Zhang worked as the marketing coordinator in CheersYou International Education Consulting Inc. from July 2016 to July 2017. Ms. Zhang’s marketing experience qualifies her to serve on our board of directors.

Mr. Ming Yi has been a director of the Company since February 2021. He worked as the Chief Financial Officer at SSLJ.com Limited from 2018 to 2019. Prior to that, Mr. Yi worked as the Chief Financial Officer for this Company from 2011 to 2018. Mr. Yi’s financial experience qualifies him to serve on our board of director.

Audit Committee

 We do not have a standing audit committee of the Board of Directors. Mr. Ming Yi is our financial expert serving on the Board of Directors and is independent.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on developing our business.

Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the CFTC to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered by our named executive officers in all capacities during the last two completed fiscal years.

Name and Position(s)	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Other ($)	Total Compensation ($)
Zuyue Xiang	2019	-	-	-	-	-
Former Chief Executive Officer(1)	2020	-	-	-	-	-

Zhenpeng Gao	2019	-	-	-	-	-
Former Chief Financial Officer(1)	2020	-	-	-	-	-

(1) Mr. Xiang and Mr. Gao were removed as officers of the Company on February 25, 2021.

Outstanding Equity Awards at Fiscal Year-End

The Company did not have any outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers for the years ended December 31, 2019 and 2020. Options which the Company had granted to Mr. Yang Lui were forfeited effective upon his resignation as our chief executive officer on August 30 2018.

Director Compensation

We did not pay any compensation to directors of the Company in 2019 or 2020 for services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of July 20, 2021 by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of July 20, 2021, the Company had 31,527,713 shares of common stock issued and outstanding.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class
Directors and Executive Officers
Jiang Hui	0	-
Hon Man Yun	0	-
Hong Chen	0	-
Xiaoyue Zhang	0	-
Ming Yi*	43,187	0.1%
All directors and executive officers as a group (5 persons)*	43,187	0.1%

5% Holders
Zaixian Wang(1)	2,875,000	9.1%
Jianhong Wang	5,530,000	17.5%
Mei Yang	2,081,837	6.6%
Zuyue Xiang	3,000,000	9.5%
Everbroad International LLC	2,000,000	6.3%
Fortune Gear Ltd	2,000,000	6.3%
Coco Han	5,000,000	15.9%

(1)	Includes 1,000,000 held by US New Media Holding Group Inc., the beneficiary holder of which is Warren Wang. Zaixian Wang is Warren Wang’s father, however, Warren Wang disclaims the beneficial ownership of the 2,875,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

For the year ended December 31, 2019, the Company entered into agreement with major shareholders and directors of the subsidiaries of the Company to forgive related party payables amounting to $994,040 and the details consisted of the following:

	December 31, 2020	December 31, 2019
Beijing Yuxin Shangfang Technology Co., Ltd.	$-	$285,894
Hainan Xin Jing Yuan Co., Ltd.	-	43,627
Xiang, Zuyue, director of SQEC and shareholder	-	102,217
Xiang, Lingqing, employee of SQEC	-	1,504
Lim, Jehn Ming, shareholder of EGOOS BVI	-	1,289
Wang, Yue, director of EGOOS HK	-	161,523
Yang, Mei, shareholder	-	393,963
Li, Ping, director of WOFE	-	4,023
Forgiveness of Related Party Payables	$-	$994,040

For the year ended December 31, 2019, the Company entered into agreements with major shareholders and directors of the subsidiaries of the Company to assume or receive, as applicable, certain assets and liabilities amounting to $414,226 and the details consisted of the following:

	December 31, 2020	December 31, 2019
Other receivable	$-	$277
Prepaid taxes	-	6,422
Accounts payable	-	(322,368)
Other payable	-	(51,806)
Accrued expenses	-	(46,751)
Net liabilities undertaken by related party	$-	$(414,226)

Due from related parties consisted of the followings:

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Hon Man Yun	$12,740	$-
	$12,740	$-

The amount was advance to Hon Man Yun, Chief Financial Officer and director of the Company, for settlement the operating expenses incurred during the Company’s operations. The amount is unsecured, interest-free and repayable on demand.

On June 4, 2021, the Company (the “Buyer”) and Hudson Capital USA Inc. (the “Seller”) entered into a share transfer agreement (the “Archax SPA”), pursuant to which the Company agreed to buy from the Seller $500,000 worth of shares (1.74% of ownership) of Archax Holdings Ltd. (“Archax”), a company organized under the laws of England, UK. Archax is a global digital asset trading platform and ecosystem. In addition, on June 4, 2021, the Company and the Seller entered into another share transfer agreement (the “Montis SPA”), pursuant to which the Company agreed to buy from the Seller $250,000 worth of shares (2.63% of ownership) of Montis Digital Limited (“Montis”), a company organized under the laws of Gibraltar. Montis primarily provides marketing and consulting services for digital assets and related entities in the digital asset ecosystems. Each of the Archax SPA and Montis SPA contained customary representations and warranties for transactions of this nature and scale.

The Company and Seller are related parties because the majority of the board of directors of the Company are the board members of the Seller, constituting the majority of the board of directors of the Seller and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

On May 28, 2021, the Company (the “Buyer”) and Hudson Capital USA Inc. (the “Seller”) entered into vehicle purchase agreement, pursuant to which the Company agreed to buy from the Seller $100,000 worth of motor vehicle.

The Company and Seller are related parties because the majority of the board of directors of the Company are the board members of the Seller, constituting the majority of the board of directors of the Seller and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

Related party payables consisted of the followings:

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
PX SPAC Capital Inc.	$37,493	$-
	$37,493	$-

The amount was provided as working capital to financing the Company’s operations. The amount is unsecured, 2% annual interest bearing and due on demand.

The Company and PX SPAC Capital Inc. are related parties because Hon Man Yun serves as the Chief Financial Officer of both the Company and PX SPAC Capital Inc.

We occupy office space located at 19 West 44th Street, Suite 1001, New York, NY 10036. Our office space is approximately 3,258 square feet. The space is leased by PX SPAC Capital Inc., and we do not pay rent.

Director Independence

We believe that Hong Chen, Xiaoyue Zhang and Ming Yi, are “independent” directors as defined by the Nasdaq Market Place Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed to the Company by its independent auditors, Centurion ZD CPA & Co., for professional services rendered in 2020 and 2019.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2020	$31,000	$-	$-	$-
2019	$27,000	$-	$-	$-

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Certificate of Amendment to Certificate of Incorporation (3)
3.4	Certificate of Amendment to Certificate of Incorporation (4)
3.5	Certificate of Amendment to Certificate of Incorporation (5)
3.4	Amended and Restated Bylaws of the Registrant (6)
4.1	Description of Registrant’s Securities*
10.1	Exclusive Service Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (7)
10.2	Voting Rights Proxy Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (7)
10.3	Equity Pledge Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (7)
10.4	Call Option Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (7)
10.5	Unofficial English translation of Cooperation Agreement, dated July 23, 2014, by and between Shenzhen Exce-card and Hengbao (5)
10.6	Unofficial English translation of Cooperation Agreement, dated July 7, 2014, by and between Shenzhen Exce-card and Tianyu (5)
10.7	Unofficial English translation of Cooperation Agreement, dated September 28, 2015, by and between Shenzhen Exce-card and Hengbao (5)
10.8	Unofficial English translation of Preparation Service Agreement, dated May 1, 2015, by and between Shenzhen Exce-card and Tianyu (5)
10.9	Convertible note exchange agreement, dated March 17, 2017, by and among Wave Sync Corp., Zaixian Wang and Mei Yang (8)
10.10	Advisory and Finder Agreement (9)
10.11	Form of Subscription Agreement (10)
10.12	Share Transfer Agreement between Wave Sync Corp. and Hudson Capital USA (11)
10.13	Share Transfer Agreement between Wave Sync Corp. and Hudson Capital USA (11)
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith.

(1)	Incorporated by reference to 8-K filed with the SEC on December 20, 2007.
(2)	Incorporated by reference to 10-QSB filed with the SEC on May 15, 2008.
(3)	Incorporated by reference to 8-K filed with the SEC on February 11, 2011.
(4)	Incorporated by reference to 8-K as filed with the SEC on September 3, 2015.
(5)	Incorporated by reference to 8-K filed with the SEC on December 14, 2015.
(6)	Incorporated by reference to 10-QSB filed with SEC on May 15, 2008.
(7)	Incorporated by reference to 8-K filed with the SEC October 20, 2015.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 23, 2017.
(9)	Incorporated by reference to 8-K filed with the SEC on April 6, 2021.
(10)	Incorporated by reference to 8-K filed with the SEC on May 19, 2021.
(11)	Incorporated by reference to 8-K filed with the SEC on June 29, 2021.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2021

WAVE SYNC CORP.

By:	/s/ Jiang Hui
	Name:	Jiang Hui
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Jiang Hui as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Jiang Hui	Chief Executive Officer and Director	August 3, 2021
Jiang Hui	(Principal Executive Officer)

/s/ Hon Man Yun	Chief Financial Officer and Director	August 3, 2021
Hon Man Yun	(Principal Financial and Accounting Officer)

/s/ Hong Chen	Director	August 3, 2021
Hong Chen

/s/ Xiaoyue Zhang	Director	August 3, 2021
Xiaoyue Zhang

/s/ Ming Yi	Director	August 3, 2021
Ming Yi

WAVE SYNC CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wave Sync Corp.

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Wave Sync Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Referring to Note 2T and 10, the Company has suffered from losses from operation and significant accumulated deficits. The Company’s primary sources of working capital are supporting from existing stockholders and fund raising activities from existing and new stockholders. During the audited current year, the Company has no revenue and the primary cash flows from operations are negative. The Company had conducted certain fund raising activities subsequent to the year ended date, with approximate $ 2.8 million was raised with these activities. Based on the Company’s operating plan, management believes that the current working capital combined with expected operating and financing cash inflows which will be sufficient to fund the Company’s operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. The going concern assessment requires management judgment to critically evaluate its forecasts and liquidity projections. Auditing the management’s going concern assessment involved especially challenging auditor judgment and audit effort due to the nature and extent of effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of management’s assumptions and revision on forecasts and liquidity projections, which included: (i) obtaining an understanding of management’s process for developing cashflow forecasts, (ii) comparing prior period forecasts to actual results, and (iii) assessing the Company’s ability to meet its trailing one year operating expenses covenant for the twelve months period from the date of issuance.

●	Assessing management’s projections in the context of other audit evidence obtained during the audit and historical performance to determine whether it was contradictory to the conclusion reached by management.

●	Assessing management’s plan to mitigate the going concern including but not limited to subsequent fund raising activities and the successful amount of raised capital from such activities to determine whether the newly raised capital can meet the expenses for the next twelve months operating activities from the date of issuance.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2021.
Hong Kong, China

August 3, 2021

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(Stated in US Dollars)

	As of December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$3	$16
Other receivable	-	-
Advance to suppliers	-	-
Prepaid expenses	-	-
Prepaid taxes	-	-
Due from related parties	-	-
Total Current Assets	3	16
Non-current assets
Property and Equipment, net	-	-
Intangible assets, net	-	-
Deferred Tax Assets	-	-
Total Assets	$3	$16

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$-
Other payables	-	-
Accrued expenses	71,044	32,006
Due to related party	-	-
Taxes payable	800	400
Total Current Liabilities	71,844	32,406
Provision of other liabilities	-	-
Deferred tax liabilities	-	-
Total Liabilities	$71,844	$32,406

Commitment and contingencies

Shareholders’ equity
Common Stock ($0.001 par value, 100,000,000 shares authorized, 21,027,713 and 21,027,713 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	$21,027	$21,027
Additional paid in capital	27,297,495	27,297,495
Accumulated deficits	(27,131,839)	(27,092,388)
Accumulated other comprehensive loss	(258,524)	(258,524)
Total Shareholders’ Equity	(71,841)	(32,390)
Total Liabilities and Shareholders’ Equity	$3	$16

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Stated in US Dollars)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	39,438	33,276
Financial expenses	13	-
Total Operating expenses	39,451	33,276
Loss from operations	(39,451)	(33,276)

Other income (expenses)
Interest income	-	-
Interest expense	-	-
Other expenses	-	-
Other income	-	-
Impairment loss	-	-
Total other (expenses) income, net	-	-

Loss before income tax expenses	(39,451)	(33,276)
Income tax expenses	-	-
Net loss	$(39,451)	$(33,276)
Other comprehensive loss
Foreign currency translation (loss) gain	-	-
Comprehensive loss	$(39,451)	$(33,276)

Weighted average number of shares, basic and diluted	21,027,713	21,027,713
Basic and diluted loss per share	$(0.00188)	$(0.00158)

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Stated in US Dollars)

	Years ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(39,451)	$(33,276)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	584
Stock compensation	-	-
Changes in operating assets and liabilities:
Other receivables	-	-
Advance to suppliers	-	-
Prepaid expenses and taxes	-	-
Accounts payable	-	-
Accrued expenses	39,038	32,006
Other payables	-	-
Tax payable	400	400
Net cash (used in)/provided by operating activities	$(13)	$(286)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash (used in)/provided by investing activities	$-	$-

Cash flows from financing activities:
Proceeds from related party	-	-
Repayment to a related party	-	-
Net cash provided by/ (used in) financing activities	$-	$-

Effect of exchange rate changes on cash	-	(202)

Net increase (decrease) in cash	$(13)	$(488)
Cash at beginning of year	16	504
Cash at end of year	$3	$16

Supplemental disclosure of cash flow information
Interest received	$-	$-
Interest paid	13	-
Income taxes paid	-	-
Non- cash financing activities
Forgiveness of loans from related parties	$-	$(994,040)
Undertaking of assets and liabilities by related parties	$-	$(414,226)

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Stated in US Dollars)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Shareholders’
	Shares	Amount	Capital	deficit	income	Equity
Balance as of December 31, 2018	21,027,713	$21,027	$25,889,431	$(27,059,112)	$(258,524)	$(1,407,178)
Net (loss)	-	-	-	(33,276)	-	(33,276)
Forgiveness of loan from related parties	-	-	994,040	-	-	994,040
Undertaking of assets and liabilities by related parties	-	-	414,226	-	-	414,226
Foreign currency translation loss	-	-	(202)	-	-	(202)
Balance as of December 31, 2019	21,027,713	$21,027	$27,297,495	$(27,092,388)	$(258,524)	$(32,390)
Net (loss)	-	-	-	(39,451)	-	(39,451)
Foreign currency translation loss	-	-	-	-	-	-
Balance as of December 31, 2020	21,027,713	$21,027	$27,297,495	$(27,131,839)	$(258,524)	$(71,841)

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Stated in US Dollars)

NOTE 1. ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On November 12, 2010, the Company entered into a share exchange agreement with Ding Neng Holdings Ltd, an investment holdings company incorporated in the British Virgin Islands (“Ding Neng Holdings”); the share exchange agreement was amended on December 6, 2010, whereby the Company, under the share exchange agreement and its related amendment, would have contemplated acquiring 100% of Ding Neng Holdings in exchange for the issuance of 26,162,505 shares of the Company’s common stock, par value $0.001. Under the share exchange agreement, the Company would have contemplated owning and operating Ding Neng Holdings and Ding Neng Holdings’ directly, and indirectly held subsidiaries: Ding Neng Bio-technology Co., Ltd. (“Ding Neng HK”), Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WOFE”), and Ding Neng Bio-tech. Ding Neng HK was incorporated under the laws of Hong Kong on September 10, 2010. Ding Neng HK did not have any operations. Ding Neng HK has been delinquent with its annual regulatory filings in Hong Kong, and should be considered dormant and defunct. Ding Neng HK was wholly-owned by Ding Neng Holdings. Zhangzhou Fuhua Biomass Energy Technology Co., Ltd.(“WFOE”) was incorporated as a wholly-foreign owned entity under the laws of the People’s Republic of China (“PRC”), on November 2, 2010. WFOE was wholly-owned by Ding Neng HK. Ding Neng Bio-tech was incorporated under the laws of the PRC on December 8, 2006. It was located in Zhangzhou city Fujian Province of PRC. Ding Neng Bio-tech was engaged in theproduction, refinement and distribution of bio-diesel fuel in Southern China. Ding Neng Bio-tech operated a biodiesel manufacturing facility in Zhangzhou city. On October 28, 2010, WFOE and Ding Neng Bio-tech entered into a set of variable interest entity agreements that included: (1) a Consulting Service Agreement with Ding Neng Bio-tech, which entitled WFOE toreceive substantially all of the economic benefits of Ding Neng Bio-tech in consideration for services provided by WFOE to DingNeng Bio-tech, (2) an Option Agreement with Xinfeng Nie, Sanfu Huang, and Shunlong Hu (the shareholders of Ding Neng Bio-tech) allowing the WFOE to acquire all the shares of Ding Neng Bio-tech as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WFOE with the all voting rights of the Ding Neng Bio-tech shareholders, and (4) an Equity Pledge Agreement that pledges the shares in Ding Neng Bio-tech to WFOE (VIE Agreements). These VIE Agreements granted effective control of Ding Neng Bio-tech to WFOE. On June 4, 2015, WFOE filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain executed VIE Agreements entered into by WFOE and Ding Neng Bio-Tech on October 28, 2010, had been frustrated, and that these VIE Agreements should be terminated. WFOE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WFOE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stocks. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WFOE and Ding Neng Bio-Tech entered into binding settlement, among other things, (i) to terminate the VIE Agreements, and (ii) that the litigation fee in the amount of RMB10,000 (approximately$1,610.50) would be borne by Ding Neng Bio-Tech. Ding Neng Holdings is delinquent with its regulatory filings and annual fees to the British Virgin Islands; accordingly, the Ding Neng Holdings should be considered dormant and defunct.

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

On January 28, 2015, ownership of SQEC’s was transferred from Bao, Shanshan to Xiang, Zuyue for a consideration of approximately $1,629,062 (RMB 10,000,000). Simultaneously, Xiang, Zuyue transferred 40% of ownership to Li, Na for a consideration of $651,625 (RMB 4,000,000). On July 24, 2015, SQEC entire ownership was collectively transferred from Xiang, Zuyue and Li, Na to Guangzhou Yuzhi Information Technology Co. Ltd. (“GZYZ”) for a consideration of approximately$1,629,062 (RMB 10,000,000).

On March 16, 2015, the GZRS was incorporated as a wholly-owned subsidiary of SQEC. GZRS has an authorized capital of RMB1,000,000. As of the date of this report, GZRS has not been capitalized.

Pursuant to the Share Purchase Agreement the Company issued a convertible note to EGOOS BVI’s sole shareholder for 100%equity interest in EGOOS BVI. The note is convertible into 15,000,000 shares of the Company’s common stock contingent on the following conditions: (i) the Company has effectuated a reverse split of all of the issued and outstanding Common Stock as of the date of the issuance of the note (the “Reverse Split”) and (ii) the average closing price of the common stock for 3 business days within any period of 10 consecutive business days exceeds $1.00 per share (the “Conversion Conditions”). Upon conversion of the note, the existing shareholders of the Registrant will own an aggregate of 24.7% of the post-acquisition entity. The note was issued at Par, it is unsecured, interest free, and is due on the second anniversary of the issuance date of the note. In accounting for the note, the Company has assumed that the note does not carry any discount from face that requires accretion as interest expense to its results of operations, including any potential beneficial conversion features. On January 26, 2016, the reverse split was effectuated, and subsequently, on February 4, 2016, the convertible promissory note was converted into 15 million newly issued shares of the Company’s common stock. The conversion of the promissory note has been recognized retroactively to the first period presented as a component of the reverse takeover transactions detailed below.

The consolidated financial statements were prepared assuming that the Company has controlled EGOOS BVI and its intermediary holding companies, operating subsidiaries, and variable interest entities: EGOOS HK, WOFE, GZYZ, SQEC, and GZRS from the first period presented. The transactions detailed above have been accounted for as reverse takeover transactions and are capitalization of the Company, including the conversion of the convertible promissory note; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and EGOOS BVI (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded. As a result of this transaction, the Company is deemed to be a continuation of the business of EGOOS BVI and SQEC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B. Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

C. Principles of Consolidation

The consolidated financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

As of December 31, 2020 and 2019, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
EGOOS Mobile Technology Company Limited (“EGOOS BVI”)	BVI	100%	$1
EGOOS Mobile Technology Company Limited (“EGOOS HK”)	Hong Kong	100%	1,290
Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”)	P.R.C	100%	-
Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”)	P.R.C	100%	150,527
Shenzhen Qianhai Exce-card Technology Co., Ltd. (“SQEC”)	P.R.C	100%	150,527
Guangzhou Rongsheng Information Technology Co., Ltd. (“GZRS”)	P.R.C	100%	1,505,267

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

Computer equipment	3 years
Office furniture	5 years
Motor vehicle	5 years

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2020 and 2019.

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

For the years ended December 31, 2020 and 2019, $0 and $0 stock-based compensation was recognized.

M. Foreign currency translation

The accompanying financial statements are presented in United States dollars (USD). The functional currency of the Company is the USD and Renminbi (RMB). The financial statements are translated into USD from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange rates	December 31, 2020	December 31, 2019
Year-end/period-end RMB : US$ exchange rate	6.5249	6.9762
Average annual/period RMB : US$ exchange rate	6.9010	6.8944

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

N. Revenue recognition

The Company recognizes services revenue when the following criteria have been met: 1.) it has agreed and entered into a contract for service with its customers pursuant to which the Company identifies the contract and determines the transactions price with its customers, 2.) the contract has set forth a fixed fee for the services to be rendered under which the Company has determined the transaction’s price and the allocation of such price to performance obligations with the customers, 3.) the Company has fully rendered service to its customers, and there are no additional obligations that exist that under the terms of the contract that the Company has not fulfilled such that the Company recognizes revenue when the performance obligation is satisfied, and 4.) the Company has either received payment, or reasonably expects payment from the customer in accordance to the payment terms set forth in the contract.

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

Q. Subsequent events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of December 31, 2020:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash	$3	$-	$-	$3
Total financial assets	$3	$-	$-	$3

As of December 31, 2019:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash	$16	$-	$-	$16
Total financial assets	$16	$-	$-	$16

S. Recently issued accounting standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): simplifying the test for goodwill impairment”, the guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not the difference between the fair value and carrying amount of goodwill which was the step 2 test before. The ASU should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software — Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement.” This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement service contract with the guidance to capitalize implementation costs of internal use software. The ASU also requires that the costs for implementation activities during the application development phase be capitalized in a hosting arrangement service contract, and costs during the preliminary and post implementation phase are expensed. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The standard did not have a material impact on our consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, (“ASU 2018-17”). ASU 2018-17 requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities are required to apply the amendments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The standard did not have a material impact on our consolidated financial statements

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, (“ASU 2019-04”). ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The standard did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU 2019-12 will be effective for the Company in the first quarter of 2021. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, (“ASU 2020-03”). ASU 2020-03 improves various financial instruments topics, including the CECL Standard. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 4 and Issue 5 were effective upon issuance of ASU 2020-03. The amendments related to Issue 3, Issue 6 and Issue 7 were effective for the Company beginning on January 1, 2020. The Company does not anticipate that the adoption of the new standard will have a material effect on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this standard can be applied anytime between the first quarter of 2020 and the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.

Other than the above, management does not believe that any of the recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

T. Going Concern

The Company has suffered from losses from operation and significant accumulated deficits. It’s net loss for the year ended December 31, 2020 and 2019 were $39,451 and $33,276, respectively, and the accumulated losses as of December 31, 2020 and 2019 were $27,131,839 and $27,092,388, respectively. As of December 31, 2020 and 2019, the Company has cash and cash equivalents of $3 and $16, respectively and net cash used in operating activities during the year ended December 31, 2020 and 2019 were $13 and $286, respectively. The Company comes to have insufficient cash flows generated from operations and provided for development. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The management determines that additional effort will be required to improve the operation so that the Company may generate more profits to sustain its continuous. The Company may explore the channels to raise additional capital or any opportunities to improve the cash flow in the years to come. Subsequent to the year ended December 31, 2020, the Company had raised $1,050,000 (gross proceeds) and $1,780,000 (gross proceeds) as of April 23, 2021 and July 29, 2021, respectively, from share placement to improve the financial position and cash flow of the Company.

NOTE 3. CASH AND CASH EQUIVALENTS

Cash consisted of the following:

	As of December 31, 2020	As of December 31, 2019
Cash on hand	$-	$-
Cash in banks	3	16
Total cash	$3	$16

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of December 31, 2020	As of December 31, 2019
Office equipment	$18,320	$18,320
Office furniture	12,723	12,723
Total property and equipment	31,043	31,043
Less: accumulated depreciation	(31,043)	(31,043)
Less: impairment	-	-
Property, plant and equipment, net	$-	$-

Depreciation expense was $0 and $584, respectively for the years ended December 31, 2020 and 2019.

NOTE 5. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2019, the Company entered into agreements with major shareholders and directors of the subsidiaries of the Company to forgive the Related Party Payables amounting to $994,040 and the details consisted of the followings:

	December 31, 2020	December 31, 2019
Beijing Yuxin Shangfang Technology Co., Ltd.	$-	$285,894
Hainan Xin Jing Yuan Co., Ltd.	-	43,627
Xiang, Zuyue, director of SQEC and shareholder	-	102,217
Xiang, Lingqing, employee of SQEC	-	1,504
Lim, Jehn Ming, shareholder of EGOOS BVI	-	1,289
Wang, Yue, director of EGOOS HK	-	161,523
Yang, Mei, shareholder	-	393,963
Li, Ping, director of WOFE	-	4,023
Forgiveness of Related Party Payables	$-	$994,040

For the year ended December 31, 2019, the Company entered into agreements with major shareholders and directors of the subsidiaries of the Company to assume or receive, as applicable certain assets and liabilities amounting to $414,226 and the details consisted of the followings:

	December 31, 2020	December 31, 2019
Other receivable	$-	$277
Prepaid taxes	-	6,422
Accounts payable	-	(322,368)
Other payable	-	(51,806)
Accrued expenses	-	(46,751)
Net liabilities undertaken by related party	$-	$(414,226)

NOTE 6. Taxation

a)	Corporate Income Taxes

The Company was incorporated in the United States of America (“USA”). The Company did not generate any taxable income from its operations for the years ended December 31, 2020 and 2019.

The Company was incorporated in the United States (“USA”) and subject to taxes in the United States. The Company did not generate any taxable income from its operations for the years ended December 31, 2020 and 2019. The Company has evaluated their respective income tax positions and has determined that they do not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through their income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

The components of the income tax expense are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Current	$-	$-
Deferred	-	-
Total	$-	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the years ended December 31, 2020, and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

b)	Deferred Taxes

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of December 31, 2020 and 2019, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses’ since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax asset.

c)	Taxes Payable

Taxes payable consisted of the following:

	As of December 31, 2020	As of December 31, 2019
Corporate income tax payable	$-	$-
Franchise tax payable	800	400
Other surtaxes payable	-	-
Total	$800	$400

NOTE 7. STOCKHOLDERS’ EQUITY

Common stock

As of December 31, 2020 and 2019, the Company has 100,000,000 shares of common stock authorized, 21,027,713 shares issued and outstanding at par value of $0.001 per share.

Stock option compensation

On October 20, 2017, the Company issued to Mr. Yang Liu, the option to purchase 1,050,000 shares of the Company’s common stock to be issued upon his exercise of such option. The option vests in three tranches according to the following schedule: 350,000 shares at October 19, 2018, 350,000 shares at October 19, 2019, and 350,000 at October 19, 2020. All three tranches expire on October 19, 2022. The Company has used the widely accepted Black Scholes Merton Option Pricing Model to measure the fair value of these securities, because of their plain vanilla nature of this option. The Company employed the followings assumptions to calculate the fair value of the option: expected forfeiture rate: 0%, risk free rate: 2.03%, expiration date: October 19, 2022, exercise price: $1.00, annualized volatility: 602.71%, dividend yield: 0%, and the Company’s closing stock price at year end. For the years ended December 31, 2018 and 2017, the Company recorded stock option compensation expense of $1,113,217 and $373,509. On August 22, 2018, Mr. Liu resigned from his position as Chief Executive Officer. The stock options were not fully vested since his resignation was before the anniversary of his employment period. Mr. Liu had forfeited all his stock options upon his resignation on August 30, 2018.

For the years ended December 31, 2020 and 2019, no stock option has been issued.

NOTE 8. LOSS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share:

	For the years ended December, 31
	2020	2019
Numerator:
Net loss	$(39,451)	$(33,276)
Denominator:
Weighted average number of common stock outstanding - basic and diluted	21,027,713	21,027,713
Loss per share – Basic and diluted:	$(0.00188)	$(0.00158)

NOTE 9. CONCENTRATION OF RISK

a)	Credit Risk

The Company maintains cash balances at several financial institutions located in the United States and the PRC. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts located outside of the United States are not insured and may be subject to such risk.

NOTE 10. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2020 and 2019, the Company had accumulated deficits of $27,131,839 and $27,092,388, respectively, and working capital deficit of current liabilities exceeding current assets by $71,841 and $32,390, respectively. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company do not raise all of the money we need from public or private offerings, the Company will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If the Company require additional cash and cannot raise it, the Company will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 11. SIGNIFICANT EVENTS

In December 2019, there was an outbreak of the novel coronavirus (COVID-19) in China that has since spread to many other regions of the world. The outbreak was subsequently labeled as a global pandemic by the World Health Organization in March 2020. It is anticipated that the COVID-19 outbreak may ultimately have a material adverse impact on the Company’s results of operations, financial position and cash flow in 2020 including, but not limited to:

Transportation delays and cost increases, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas, may impact the Company’s customers’ operations. Customers may not be able to repay their loans on time due to lack of capital.

The extent of the impact of COVID-19 on the Company’s operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak. The situation is changing rapidly and future impacts may materialize that are not yet known. The Company continues to monitor the situation closely and may implement further measures to provide additional financial flexibility and improve the Company’s cash position and liquidity.

NOTE 12. SUBSEQUENT EVENTS

On February 25, 2021, the holder of the majority outstanding voting stock of the Company restructured the board of directors (the “Board”) of the Company by removing Mei Yang, Zuyue Xiang and Minqin Tang from the Board and appointing the following individuals to the Board (the “New Board”): Jiang Hui, Hon Man Yun, Hong Chen, Xiaoyue Zhang and Ming Yi, effective immediately. Among the member of the New Board, Ming Yi shall serve as the Chair of the Audit Committee, Hong Chen the Chair of the Compensation Committee and Xiaoyue Zhang the Chair of the Nominating and Corporate Committee.

On February 25, 2021, the New Board removed Zuyue Xiang as the Chief Executive Officer (the “CEO”) and Zhenpeng Gao as the Chief Financial Officer (“CFO”) and appointed Jiang Hui as the new CEO and Hon Man Yun as the new CFO, effective immediately. The New Board believes that the new CEO and CFO shall use their best efforts to execute the Board’s vision to change the direction of the Company’s business.

On March 31, 2021 (the “Commencement Date”), the Company and Joseph Stone Capital, LLC (“JSC”) entered into an Advisory and Finder Agreement (the “Agreement”). Pursuant to the Agreement, JSC has been engaged to advise the Company on matters related to the Company’s capital market activities. Additionally, at the request of the Company, JSC will help the Company identify one or more investors, business and/or financing opportunities (each a “Target”).

Within two business days of the execution of the Agreement, the Company shall pay JSC an initial advisory fee equal to $12,500 plus $5,000 in non-accountable expenses. In addition, the Company shall pay JSC another $9,500 advisory fee, $3,000 escrow expense plus additional $5,000 in non-accountable expenses upon the closing of an initial transaction (if any) with investors identified by the Company. With respect to investors introduced to the Company directly or indirectly by JSC, JSC shall be paid a cash fee equal to ten percent of the gross proceeds raised by the Company from any such investor (the “Commission Fee”).

The Agreement shall continue in effect for a period of three (3) months from the Commencement Date and may be terminated upon thirty (30) days of written notice by either party after the three (3) months. Should the Company effectuate a transaction (as defined in the Agreement) with any of the Target(s) identified by Advisor in the eighteen (18)-month period after termination of Agreement, Advisor will be due the Commission Fee. JSC also has a right of first refusal with respect to any financings that the Company decides to commence during the 18-month period following the consummation of a Transaction (as defined in the Agreement”).

On April 23, 2021, the Company entered into subscription agreements with five accredited investors for the sale and issuance of 10,500,000 shares of common stock of the Company at a per-share price of $0.10 for aggregate gross proceeds of $1,050,000 (the “Private Placement I”). The Company closed the Private Placement I on April 24, 2021 and intends to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement I is exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D and Regulation S thereunder

On May 28, 2021, the Company and Hudson Capital USA Inc. (the “Seller”) entered into a vehicle purchase agreement, pursuant to which the Company agreed to buy from the Seller $100,000 worth of motor vehicle.

The Company and Seller are related parties because the majority of the board of directors of the Company are the board members of the Seller, constituting the majority of the board of directors of the Seller and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

On June 4, 2021, the Company (the “Buyer”) and Hudson Capital USA Inc. (the “Seller”) entered into a share transfer agreement (the “Archax SPA”), pursuant to which the Company agreed to buy from the Seller $500,000 worth of shares (1.74% of ownership) of Archax Holdings Ltd. (“Archax”), a company organized under the laws of England, UK. Archax is a global digital asset trading platform and ecosystem. In addition, on June 4, 2021, the Company and the Seller entered into another share transfer agreement (the “Montis SPA”), pursuant to which the Company agreed to buy from the Seller $250,000 worth of shares (2.63% of ownership) of Montis Digital Limited (“Montis”), a company organized under the laws of Gibraltar. Montis primarily provides marketing and consulting services for digital assets and related entities in the digital asset ecosystems. Each of the Archax SPA and Montis SPA contained customary representations and warranties for transactions of this nature and scale.

The Company and Seller are related parties because the majority of the board of directors of the Company are the board members of the Seller, constituting the majority of the board of directors of the Seller and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

On June 16, 2021, the Company and Seller closed the stock purchase transaction in accordance with the Montis SPA. On June 17, 2021, the Company and Seller closed the stock purchase transaction in accordance with the Archax SPA.

On July 19, 2021, the Company entered into a Consulting Agreement with PX Global Advisors, LLC. for acting as advisor to assist the Company on business combination and listing on a U.S. national stock exchange for a consultancy fee of $1,500,000.

On July 29, 2021, the Company entered into subscription agreements with four accredited investors for the sale and issuance of seventeen million and eighty hundred thousand shares (17,800,000) shares of common stock at a per-share price of $0.10 for aggregate gross proceeds of $1,780,000 (the “Private Placement II”). .. The Company closed the Private Placement II on July 30, 2021 and intends to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement II is exempt from the registration requirements the Securities Act, in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D and Regulation S thereunder.

Except for the above mentioned matters, no other material events are required to be adjusted or disclosed as of the report date of the consolidated financial statements.

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020
(Stated in US Dollars)

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,003	$3
Other receivable	-	-
Advance to suppliers	-	-
Prepaid expenses	-	-
Prepaid taxes	-	-
Due from related parties	-	-
Total Current Assets	3,003	3
Non-current assets
Property and Equipment, net	-	-
Intangible assets, net	-	-
Deferred Tax Assets	-	-
Total Assets	$3,003	$3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$-
Other payables	-	-
Accrued expenses	64,216	71,044
Related party payables	20,431	-
Taxes payable	1,200	800
Total Current Liabilities	85,847	71,844
Provision of other liabilities	-	-
Deferred tax liabilities	-	-
Total Liabilities	$85,847	$71,844

Commitment and contingencies

Shareholders’ equity
Common Stock ($0.001 par value, 100,000,000 shares authorized, 21,027,713 and 21,027,713 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	$21,027	$21,027
Additional paid in capital	27,297,495	27,297,495
Accumulated deficits	(27,142,842)	(27,131,839)
Accumulated other comprehensive loss	(258,524)	(258,524)
Total Shareholders’ Equity	(82,844)	(71,841)
Total Liabilities and Shareholders’ Equity	$3,003	$3

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

(Stated in US Dollars)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	10,723	4,396
Financial expenses	280	-
Total Operating expenses	11,003	4,396
Loss from operations	(11,003)	(4,396)

Other income (expenses)
Interest income	-	-
Interest expense	-	-
Other expenses	-	-
Other income	-	-
Impairment loss	-	-
Total other (expenses) income, net	-	-

Loss before income tax expenses	(11,003)	(4,396)
Income tax expenses	-	-
Net loss	$(11,003)	$(4,396)
Other comprehensive loss
Foreign currency translation (loss) gain	-	-
Comprehensive loss	$(11,003)	$(4,396)

Weighted average number of shares, basic and diluted	21,027,713	21,027,713
Basic and diluted loss per share	$(0.00052)	$(0.00021)

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

(Stated in US Dollars)

	Three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,003)	$(4,396)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	-
Stock compensation	-	-
Changes in operating assets and liabilities:
Other receivables	-	-
Advance to suppliers	-	-
Prepaid expenses and taxes	-	-
Accounts payable	-	-
Accrued expenses	(6,828)	3,996
Other payables	-	-
Tax payable	400	400
Net cash (used in)/provided by operating activities	$(17,431)	$-

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash (used in)/provided by investing activities	$-	$-

Cash flows from financing activities:
Proceeds from related party	20,431	-
Repayment to a related party	-	-
Net cash provided by/ (used in) financing activities	$20,431	$-

Effect of exchange rate changes on cash	-	(1)

Net increase (decrease) in cash	$3,000	$-
Cash at beginning of year	3	16
Cash at end of period	$3,003	$15

Supplemental disclosure of cash flow information
Interest received	$-	$-
Interest paid	-	-
Income taxes paid	-	-
Non- cash financing activities
Forgiveness of loans from related parties	$-	$-
Undertaking of assets and liabilities by related parties	$-	$-

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

(Stated in US Dollars)

	Three months ended March 31, 2021
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of December 31, 2020	21,027,713	$21,027	$27,297,495	$(27,131,839)	$(258,524)	$(71,841)
Net (loss)	-	-	-	(11,003)	-	(11,003)
Foreign currency translation loss	-	-	-	-	-	-
Balance as of March 31, 2021	21,027,713	$21,027	$27,297,495	$(27,142,842)	$(258,524)	$(82,844)

	Three months ended March 31, 2020
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of December 31, 2019	21,027,713	$21,027	$27,297,495	$(27,092,388)	$(258,524)	$(32,390)
Net (loss)	-	-	-	(4,396)	-	(4,396)
Foreign currency translation loss	-	-	-	-	-	-
Balance as of March 31, 2020	21,027,713	$21,027	$27,297,495	$(27,096,784)	$(258,524)	$(36,786)

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

(Stated in US Dollars)

NOTE 1. ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On November 12, 2010, the Company entered into a share exchange agreement with Ding Neng Holdings Ltd, an investment holdings company incorporated in the British Virgin Islands (“Ding Neng Holdings”); the share exchange agreement was amended on December 6, 2010, whereby the Company, under the share exchange agreement and its related amendment, would have contemplated acquiring 100% of Ding Neng Holdings in exchange for the issuance of 26,162,505 shares of the Company’s common stock, par value $0.001. Under the share exchange agreement, the Company would have contemplated owning and operating Ding Neng Holdings and Ding Neng Holdings’ directly, and indirectly held subsidiaries: Ding Neng Bio-technology Co., Ltd. (“Ding Neng HK”), Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WOFE”), and Ding Neng Bio-tech. Ding Neng HK was incorporated under the laws of Hong Kong on September 10, 2010. Ding Neng HK did not have any operations. Ding Neng HK has been delinquent with its annual regulatory filings in Hong Kong, and should be considered dormant and defunct. Ding Neng HK was wholly-owned by Ding Neng Holdings. Zhangzhou Fuhua Biomass Energy Technology Co., Ltd.(“WFOE”) was incorporated as a wholly-foreign owned entity under the laws of the People’s Republic of China (“PRC”), on November 2, 2010. WFOE was wholly-owned by Ding Neng HK. Ding Neng Bio-tech was incorporated under the laws of the PRC on December 8, 2006. It was located in Zhangzhou city Fujian Province of PRC. Ding Neng Bio-tech was engaged in theproduction, refinement and distribution of bio-diesel fuel in Southern China. Ding Neng Bio-tech operated a biodiesel manufacturing facility in Zhangzhou city. On October 28, 2010, WFOE and Ding Neng Bio-tech entered into a set of variable interest entity agreements that included: (1) a Consulting Service Agreement with Ding Neng Bio-tech, which entitled WFOE toreceive substantially all of the economic benefits of Ding Neng Bio-tech in consideration for services provided by WFOE to DingNeng Bio-tech, (2) an Option Agreement with Xinfeng Nie, Sanfu Huang, and Shunlong Hu (the shareholders of Ding Neng Bio-tech) allowing the WFOE to acquire all the shares of Ding Neng Bio-tech as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WFOE with the all voting rights of the Ding Neng Bio-tech shareholders, and (4) an Equity Pledge Agreement that pledges the shares in Ding Neng Bio-tech to WFOE (VIE Agreements). These VIE Agreements granted effective control of Ding Neng Bio-tech to WFOE. On June 4, 2015, WFOE filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain executed VIE Agreements entered into by WFOE and Ding Neng Bio-Tech on October 28, 2010, had been frustrated, and that these VIE Agreements should be terminated. WFOE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WFOE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stocks. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WFOE and Ding Neng Bio-Tech entered into binding settlement, among other things, (i) to terminate the VIE Agreements, and (ii) that the litigation fee in the amount of RMB10,000 (approximately$1,610.50) would be borne by Ding Neng Bio-Tech. Ding Neng Holdings is delinquent with its regulatory filings and annual fees to the British Virgin Islands; accordingly, the Ding Neng Holdings should be considered dormant and defunct.

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

On January 28, 2015, ownership of SQEC’s was transferred from Bao, Shanshan to Xiang, Zuyue for a consideration of approximately $1,629,062 (RMB 10,000,000). Simultaneously, Xiang, Zuyue transferred 40% of ownership to Li, Na for a consideration of $651,625 (RMB 4,000,000). On July 24, 2015, SQEC entire ownership was collectively transferred from Xiang, Zuyue and Li, Na to Guangzhou Yuzhi Information Technology Co. Ltd. (“GZYZ”) for a consideration of approximately$1,629,062 (RMB 10,000,000).

On March 16, 2015, the GZRS was incorporated as a wholly-owned subsidiary of SQEC. GZRS has an authorized capital of RMB1,000,000. As of the date of this report, GZRS has not been capitalized.

Pursuant to the Share Purchase Agreement the Company issued a convertible note to EGOOS BVI’s sole shareholder for 100%equity interest in EGOOS BVI. The note is convertible into 15,000,000 shares of the Company’s common stock contingent on the following conditions: (i) the Company has effectuated a reverse split of all of the issued and outstanding Common Stock as of the date of the issuance of the note (the “Reverse Split”) and (ii) the average closing price of the common stock for 3 business days within any period of 10 consecutive business days exceeds $1.00 per share (the “Conversion Conditions”). Upon conversion of the note, the existing shareholders of the Registrant will own an aggregate of 24.7% of the post-acquisition entity. The note was issued at Par, it is unsecured, interest free, and is due on the second anniversary of the issuance date of the note. In accounting for the note, the Company has assumed that the note does not carry any discount from face that requires accretion as interest expense to its results of operations, including any potential beneficial conversion features. On January 26, 2016, the reverse split was effectuated, and subsequently, on February 4, 2016, the convertible promissory note was converted into 15 million newly issued shares of the Company’s common stock. The conversion of the promissory note has been recognized retroactively to the first period presented as a component of the reverse takeover transactions detailed below.

The consolidated financial statements were prepared assuming that the Company has controlled EGOOS BVI and its intermediary holding companies, operating subsidiaries, and variable interest entities: EGOOS HK, WOFE, GZYZ, SQEC, and GZRS from the first period presented. The transactions detailed above have been accounted for as reverse takeover transactions and are capitalization of the Company, including the conversion of the convertible promissory note; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and EGOOS BVI (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded. As a result of this transaction, the Company is deemed to be a continuation of the business of EGOOS BVI and SQEC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B. Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

C. Principles of Consolidation

The consolidated financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

As of March 31, 2021 and December 31, 2020, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
EGOOS Mobile Technology Company Limited (“EGOOS BVI”)	BVI	100%	$1
EGOOS Mobile Technology Company Limited (“EGOOS HK”)	Hong Kong	100%	1,290
Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”)	P.R.C	100%	-
Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”)	P.R.C	100%	150,527
Shenzhen Qianhai Exce-card Technology Co., Ltd. (“SQEC”)	P.R.C	100%	150,527
Guangzhou Rongsheng Information Technology Co., Ltd. (“GZRS”)	P.R.C	100%	1,505,267

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

Computer equipment	3 years
Office furniture	5 years
Motor vehicle	5 years

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during three months ended March 31, 2021 and 2020.

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

For the three months ended March 31, 2021 and 2020, $0 and $0 stock-based compensation was recognized.

M. Foreign currency translation

The accompanying financial statements are presented in United States dollars (USD). The functional currency of the Company is the USD and Renminbi (RMB). The financial statements are translated into USD from RMB at year-end/period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange rates	March 31, 2021	March 31, 2020	December 31, 2020
Year-end/period-end RMB : US$ exchange rate	6.5713	7.0216	6.5249
Average annual/period RMB : US$ exchange rate	6.4844	6.9798	6.9010

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

N. Revenue recognition

The Company recognizes services revenue when the following criteria have been met: 1.) it has agreed and entered into a contract for service with its customers under which the Company identifies the contract and determines the transaction’s price with its customers, 2.) the contract has set forth a fixed fee for the services to be rendered under which the Company has determined the transactions price and the allocation of such price to performance obligations with the customers, 3.) the Company has fully rendered service to its customers, and there are no additional obligations that exist that under the terms of the contract that the Company has not fulfilled such that the Company recognizes revenue when the performance obligation is satisfied, and 4.) the Company has either received payment, or reasonably expects payment from the customer in accordance to the payment terms set forth in the contract.

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

Q. Subsequent events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of March 31, 2021:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Financial assets:
Cash	$3,003	$-	$-	$3,003
Total financial assets	$3,003	$-	$-	$3,003

As of December 31, 2020:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Audited)	(Audited)	(Audited)	(Audited)
Financial assets:
Cash	$3	$-	$-	$3
Total financial assets	$3	$-	$-	$3

S. Recently issued accounting standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): simplifying the test for goodwill impairment”, the guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not the difference between the fair value and carrying amount of goodwill which was the step 2 test before. The ASU should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software — Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement.” This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement service contract with the guidance to capitalize implementation costs of internal use software. The ASU also requires that the costs for implementation activities during the application development phase be capitalized in a hosting arrangement service contract, and costs during the preliminary and post implementation phase are expensed. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The standard did not have a material impact on our consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, (“ASU 2018-17”). ASU 2018-17 requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities are required to apply the amendments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The standard did not have a material impact on our consolidated financial statements

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, (“ASU 2019-04”). ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The standard did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU 2019-12 will be effective for the Company in the first quarter of 2021. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, (“ASU 2020-03”). ASU 2020-03 improves various financial instruments topics, including the CECL Standard. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 4 and Issue 5 were effective upon issuance of ASU 2020-03. The amendments related to Issue 3, Issue 6 and Issue 7 were effective for the Company beginning on January 1, 2020. The Company does not anticipate that the adoption of the new standard will have a material effect on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this standard can be applied anytime between the first quarter of 2020 and the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.

Other than the above, management does not believe that any of the recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

T. Going Concern

The Company has suffered from losses from operation and significant accumulated deficits. It’s net loss for the fiscal quarters ended March 31, 2021 and 2020 were $11,003 and $4,396, respectively, and the accumulated losses as of March 31, 2021 and 2020 were $27,142,842 and $27,096,784, respectively. As of March 31, 2021 and December 31, 2020, the Company has cash and cash equivalents of $3,003 and $15, respectively and net cash used in operating activities during the quarters ended March 31, 2021 and 2020 were $17,431 and $0, respectively. The Company comes to have insufficient cash flows generated from operations and provided for development. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The management determines that additional effort will be required to improve the operation so that the Company may generate more profits to sustain its continuous. The Company may explore the channels to raise additional capital or any opportunities to improve the cash flow in the years to come. Subsequent to the fiscal quarter ended March 31, 2021, the Company had raised $1,050,000 (gross proceeds) and $1,780,000 (gross proceeds) as of April 23, 2021 and July 29, 2021, respectively, from private placements to improve the financial position and cash flow of the Company.

NOTE 3. CASH AND CASH EQUIVALENTS

Cash consisted of the following:

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Cash on hand	$-	$-
Cash in banks	3,003	3
Total cash	$3,003	$3

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Office equipment	$18,320	$18,320
Office furniture	12,723	12,723
Total property and equipment	31,043	31,043
Less: accumulated depreciation	(31,043)	(31,043)
Less: impairment	-	-
Property, plant and equipment, net	$-	$-

Depreciation expense was $0 and $0, respectively for the three months ended March 31, 2021 and 2020.

NOTE 5. RELATED PARTY PAYABLES

Related party payables consisted of the followings:

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
PX SPAC Capital Inc.	$20,431	$-
	$20,431	$-

The amount was provided as working capital to financial the Company’s operations. The amount is unsecured, 2% annual interest bearing and due on demand.

The Company and PX SPAC Capital Inc. are related parties because Hon Man Yun serves as the Chief Financial Officer of both the Company and PX SPAC Capital Inc.

NOTE 6. Taxation

a)	Corporate Income Taxes

The Company was incorporated in the United States of America (“USA”). The Company did not generate any taxable income from its operations for the three months ended March 31, 2021 and 2020.

The Company was incorporated in the United States (“USA”) and subject to taxes in the United States. The Company did not generate any taxable income from its operations for the three months ended March 31, 2021 and 2020. The Company has evaluated their respective income tax positions and has determined that they do not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through their income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

The components of the income tax expense are as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	-	-
Total	$-	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2021, and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

b)	Deferred Taxes

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of March 31, 2021 and December 31, 2020, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses’ since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax asset.

c)	Taxes Payable

Taxes payable consisted of the following:

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Corporate income tax payable	$-	$-
Franchise tax payable	1,200	800
Other surtaxes payable	-	-
Total	$1,200	$800

NOTE 7. STOCKHOLDERS’ EQUITY

Common stock

As of March 31, 2021 and December 31, 2020, the Company has 100,000,000 shares of common stock authorized, 21,027,713 shares issued and outstanding at par value of $0.001 per share.

NOTE 8. LOSS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share:

	Three months ended March 31, 2021	Three months ended March 31, 2020
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(11,003)	$(4,396)
Denominator:
Weighted average number of common stock outstanding - basic and diluted	21,027,713	21,027,713
Loss per share – Basic and diluted:	$(0.00052)	$(0.00021)

NOTE 9. CONCENTRATION OF RISK

a)	Credit Risk

The Company maintains cash balances at several financial institutions located in the United States and the PRC. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts located outside of the United States are not insured and may be subject to such risk.

NOTE 10. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2021 and December 31, 2020, the Company had accumulated deficits of $27,142,842 and $27,131,839, respectively, and working capital deficit of current liabilities exceeding current assets by $82,844 and $71,841, respectively. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company do not raise all of the money we need from public or private offerings, the Company will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If the Company require additional cash and cannot raise it, the Company will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 11. SIGNIFICANT EVENTS

In December 2019, there was an outbreak of the novel coronavirus (COVID-19) in China that has since spread to many other regions of the world. The outbreak was subsequently labeled as a global pandemic by the World Health Organization in March 2020. It is anticipated that the COVID-19 outbreak may ultimately have a material adverse impact on the Company’s results of operations, financial position and cash flow in 2020 including, but not limited to:

Transportation delays and cost increases, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas, may impact the Company’s customers’ operations. Customers may not be able to repay their loans on time due to lack of capital.

The extent of the impact of COVID-19 on the Company’s operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak. The situation is changing rapidly and future impacts may materialize that are not yet known. The Company continues to monitor the situation closely and may implement further measures to provide additional financial flexibility and improve the Company’s cash position and liquidity.

On February 25, 2021, the holder of the majority outstanding voting stock of the Company restructured the board of directors (the “Board”) of the Company by removing Mei Yang, Zuyue Xiang and Minqin Tang from the Board and appointing the following individuals to the Board (the “New Board”): Jiang Hui, Hon Man Yun, Hong Chen, Xiaoyue Zhang and Ming Yi, effective immediately. Among the member of the New Board, Ming Yi shall serve as the Chair of the Audit Committee, Hong Chen the Chair of the Compensation Committee and Xiaoyue Zhang the Chair of the Nominating and Corporate Committee.

On February 25, 2021, the New Board removed Zuyue Xiang as the Chief Executive Officer (the “CEO”) and Zhenpeng Gao as the Chief Financial Officer (“CFO”) and appointed Jiang Hui as the new CEO and Hon Man Yun as the new CFO, effective immediately. The New Board believes that the new CEO and CFO shall use their best efforts to execute the Board’s vision to change the direction of the Company’s business.

On March 31, 2021 (the “Commencement Date”), the Company and Joseph Stone Capital, LLC (“JSC”) entered into an Advisory and Finder Agreement (the “Agreement”). Pursuant to the Agreement, JSC has been engaged to advise the Company on matters related to the Company’s capital market activities. Additionally, at the request of the Company, JSC will help the Company identify one or more investors, business and/or financing opportunities (each a “Target”).

Within two business days of the execution of the Agreement, the Company shall pay JSC an initial advisory fee equal to $12,500 plus $5,000 in non-accountable expenses. In addition, the Company shall pay JSC another $9,500 advisory fee, $3,000 escrow expense plus additional $5,000 in non-accountable expenses upon the closing of an initial transaction (if any) with investors identified by the Company. With respect to investors introduced to the Company directly or indirectly by JSC, JSC shall be paid a cash fee equal to ten percent of the gross proceeds raised by the Company from any such investor (the “Commission Fee”).

The Agreement shall continue in effect for a period of three (3) months from the Commencement Date and may be terminated upon thirty (30) days of written notice by either party after the three (3) months. Should the Company effectuate a transaction (as defined in the Agreement) with any of the Target(s) identified by Advisor in the eighteen (18)-month period after termination of Agreement, Advisor will be due the Commission Fee. JSC also has a right of first refusal with respect to any financings that the Company decides to commence during the 18-month period following the consummation of a Transaction (as defined in the Agreement”).

NOTE 12. SUBSEQUENT EVENTS

On April 23, 2021, the Company entered into subscription agreements with five accredited investors for the sale and issuance of ten million and five hundred thousand shares (10,500,000) shares of common stock of the Company at a per-share price of $0.10 for aggregate gross proceeds of $1,050,000 (the “Private Placement I”). The Company closed the Private Placement I on April 24, 2021 and intends to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement I is exempt from the registration requirementof the Securities Act, in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D and Regulation S thereunder.

On May 28, 2021, the Company and Hudson Capital USA Inc. (the “Seller”) entered into a vehicle purchase agreement, pursuant to which the Company agreed to buy from the Seller $100,000 worth of motor vehicle.

The Company and Seller are related parties because the majority of the board of directors of the Company are the board members of the Seller, constituting the majority of the board of directors of the Seller and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

On June 4, 2021, the Company and Hudson Capital USA Inc. (the “Seller”) entered into a share transfer agreement (the “Archax SPA”), pursuant to which the Company agreed to buy from the Seller $500,000 USD worth of shares (1.74% of ownership) of Archax Holdings Ltd. (“Archax”), a company organized under the laws of England, UK. Archax is a global digital asset trading platform and ecosystem. In addition, on June 4, 2021, the Company and the Seller entered into another share transfer agreement (the “Montis SPA”), pursuant to which the Company agreed to buy from the Seller $250,000 worth of shares (2.63% of ownership) of Montis Digital Limited (“Montis”), a company organized under the laws of Gibraltar. Montis primarily provides marketing and consulting services for digital assets and related entities in the digital asset ecosystems. Each of the Archax SPA and Montis SPA contained customary representations and warranties for transactions of this nature and scale.

The Company and Seller are related parties because the majority of the board of directors of the Company are the board members of the Seller, constituting the majority of the board of directors of the Seller and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

On June 16, 2021, the Company and Seller closed the stock purchase transaction in accordance with the Montis SPA. On June 17, 2021, the Company and Seller closed the stock purchase transaction in accordance with the Archax SPA.

On July 19, 2021, the Company entered into a Consulting Agreement with PX Global Advisors, LLC. for acting as advisor to assist the Company on business combination and listing on a U.S. national stock exchange for a consultancy fee of $1,500,000.

On July 29, 2021, the Company entered into subscription agreements with four accredited investors for the sale and issuance of 17,800,000 shares of common stock at a per-share price of $0.10 for aggregate gross proceeds of $1,780,000 (the “Private Placement II”). The Company closed the Private Placement II on July 30, 2021 and intends to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement II is exempt from the registration requirements of the Securities Act, in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D and Regulation S thereunder.

Except for the above mentioned matters, no other material events are required to be adjusted or disclosed as of the report date of the consolidated financial statements.

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(Stated in US Dollars)

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$76,888	$3
Other receivable	20,000	-
Advance to suppliers	-	-
Prepaid expenses	20,000	-
Prepaid taxes	-	-
Due from related parties	12,740	-
Total Current Assets	129,628	3
Non-current assets
Long term investment	750,000	-
Property and Equipment, net	100,000	-
Intangible assets, net	-	-
Deferred Tax Assets	-	-
Total Assets	$979,628	$3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$-
Other payables	-	-
Accrued expenses	40,270	71,044
Related party payables	37,493	-
Taxes payable	1,200	800
Total Current Liabilities	78,963	71,844
Provision of other liabilities	-	-
Deferred tax liabilities	-	-
Total Liabilities	$78,963	$71,844

Commitment and contingencies

Shareholders’ equity
Common Stock ($0.001 par value, 100,000,000 shares authorized, 31,527,713 and 21,027,713 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	$31,527	$21,027
Additional paid in capital	28,301,995	27,297,495
Accumulated deficits	(27,174,333)	(27,131,839)
Accumulated other comprehensive loss	(258,524)	(258,524)
Total Shareholders’ Equity	900,665	(71,841)
Total Liabilities and Shareholders’ Equity	$979,628	$3

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE FISCAL QUARTERS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	31,090	4,014	41,814	8,410
Financial expenses	400	12	680	12
Total Operating expenses	31,490	4,026	42,494	8,422
Loss from operations	(31,490)	(4,026)	(42,494)	(8,422)

Other income (expenses)
Interest income	-	-	-	-
Interest expense	-	-	-	-
Other expenses	-	-	-	-
Other income	-	-	-	-
Impairment loss	-	-	-	-
Total other (expenses) income, net	-	-	-	-

Loss before income tax expenses	(31,490)	(4,026)	(42,494)	(8,422)
Income tax expenses	-	-	-	-
Net loss	$(31,490)	$(4,026)	$(42,494)	$(8,422)
Other comprehensive loss
Foreign currency translation (loss) gain	-	-	-	-
Comprehensive loss	$(31,490)	$(4,026)	$(42,494)	$(8,422)

Weighted average number of shares, basic and diluted	28,989,251	21,027,713	25,030,475	21,027,713
Basic and diluted loss per share	$(0.00109)	$(0.00019)	$(0.00170)	$(0.00040)

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

(Stated in US Dollars)

	Six months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(42,494)	$(8,422)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	-
Stock compensation	-	-
Changes in operating assets and liabilities:
Other receivables	(20,000)	-
Advance to suppliers	-	-
Prepaid expenses	(20,000)	-
Accounts payable	-	-
Accrued expenses	(30,774)	8,010
Other payables	-	-
Due from related parties	(12,740)	-
Tax payable	400	400
Net cash (used in)/provided by operating activities	$(125,608)	$(12)

Cash flows from investing activities:
Purchases of property and equipment	(100,000)	-
Purchases of long term investment	(750,000)	-
Net cash (used in)/provided by investing activities	$(850,000)	$-

Cash flows from financing activities:
Proceeds from related party	37,493	-
Repayment to a related party	-	-
Proceeds from share placing (net of offering cost of $35,000)	1,015,000	-
Net cash provided by/ (used in) financing activities	$1,052,493	$-

Effect of exchange rate changes on cash	-	(1)

Net increase (decrease) in cash	$76,885	$(13)
Cash at beginning of year	3	16
Cash at end of period	$76,888	$3

Supplemental disclosure of cash flow information
Interest received	$-	$-
Interest paid	-	12
Income taxes paid	-	-
Non- cash financing activities
Forgiveness of loans from related parties	$-	$-
Undertaking of assets and liabilities by related parties	$-	$-

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE FISCAL QUARTERS JUNE 30, 2021 AND 2020 (Unaudited)

(Stated in US Dollars)

	Six months ended June 30, 2021
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of December 31, 2020	21,027,713	$21,027	$27,297,495	$(27,131,839)	$(258,524)	$(71,841)
Proceeds from issuance of share, net	10,500,000	10,500	1,004,500	-	-	1,015,000
Net (loss)	-	-	-	(42,494)	-	(42,494)
Foreign currency translation loss	-	-	-	-	-	-
Balance as of June 30, 2021	31,527,713	$31,527	$28,301,995	$(27,174,333)	$(258,524)	$900,665

	Six months ended June 30, 2020
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of December 31, 2019	21,027,713	$21,027	$27,297,495	$(27,092,388)	$(258,524)	$(32,390)
Net (loss)	-	-	-	(8,422)	-	(8,422)
Foreign currency translation loss	-	-	-	-	-	-
Balance as of June 30, 2020	21,027,713	$21,027	$27,297,495	$(27,100,810)	$(258,524)	$(40,812)

	Three months ended June 30, 2021
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of March 31, 2021	21,027,713	$21,027	$27,297,495	$(27,142,842)	$(258,524)	$(82,844)
Proceeds from issuance of share, net	10,500,000	10,500	1,004,500	-	-	1,015,000
Net (loss)	-	-	-	(31,490)	-	(31,490)
Foreign currency translation loss	-	-	-	-	-	-
Balance as of June 30, 2021	31,527,713	$31,527	$28,301,995	$(27,174,333)	$(258,524)	$900,665

	Three months ended June 30, 2020
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of March 31, 2020	21,027,713	$21,027	$27,297,495	$(27,096,784)	$(258,524)	$(36,786)
Net (loss)	-	-	-	(4,026)	-	(4,026)
Foreign currency translation loss	-	-	-	-	-	-
Balance as of June 30, 2020	21,027,713	$21,027	$27,297,495	$(27,100,810)	$(258,524)	$(40,812)

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE FISCAL QUARTERS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

(Stated in US Dollars)

NOTE 1. ORGANIZATION AND PRINCIPAL ACTIVITIES

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

On November 12, 2010, the Company entered into a share exchange agreement with Ding Neng Holdings Ltd, an investment holdings company incorporated in the British Virgin Islands (“Ding Neng Holdings”); the share exchange agreement was amended on December 6, 2010, whereby the Company, under the share exchange agreement and its related amendment, would have contemplated acquiring 100% of Ding Neng Holdings in exchange for the issuance of 26,162,505 shares of the Company’s common stock, par value $0.001. Under the share exchange agreement, the Company would have contemplated owning and operating Ding Neng Holdings and Ding Neng Holdings’ directly, and indirectly held subsidiaries: Ding Neng Bio-technology Co., Ltd. (“Ding Neng HK”), Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WOFE”), and Ding Neng Bio-tech. Ding Neng HK was incorporated under the laws of Hong Kong on September 10, 2010. Ding Neng HK did not have any operations. Ding Neng HK has been delinquent with its annual regulatory filings in Hong Kong, and should be considered dormant and defunct. Ding Neng HK was wholly-owned by Ding Neng Holdings. Zhangzhou Fuhua Biomass Energy Technology Co., Ltd.(“WFOE”) was incorporated as a wholly-foreign owned entity under the laws of the People’s Republic of China (“PRC”), on November 2, 2010. WFOE was wholly-owned by Ding Neng HK. Ding Neng Bio-tech was incorporated under the laws of the PRC on December 8, 2006. It was located in Zhangzhou city Fujian Province of PRC. Ding Neng Bio-tech was engaged in theproduction, refinement and distribution of bio-diesel fuel in Southern China. Ding Neng Bio-tech operated a biodiesel manufacturing facility in Zhangzhou city. On October 28, 2010, WFOE and Ding Neng Bio-tech entered into a set of variable interest entity agreements that included: (1) a Consulting Service Agreement with Ding Neng Bio-tech, which entitled WFOE toreceive substantially all of the economic benefits of Ding Neng Bio-tech in consideration for services provided by WFOE to DingNeng Bio-tech, (2) an Option Agreement with Xinfeng Nie, Sanfu Huang, and Shunlong Hu (the shareholders of Ding Neng Bio-tech) allowing the WFOE to acquire all the shares of Ding Neng Bio-tech as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WFOE with the all voting rights of the Ding Neng Bio-tech shareholders, and (4) an Equity Pledge Agreement that pledges the shares in Ding Neng Bio-tech to WFOE (VIE Agreements). These VIE Agreements granted effective control of Ding Neng Bio-tech to WFOE. On June 4, 2015, WFOE filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain executed VIE Agreements entered into by WFOE and Ding Neng Bio-Tech on October 28, 2010, had been frustrated, and that these VIE Agreements should be terminated. WFOE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WFOE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stocks. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WFOE and Ding Neng Bio-Tech entered into binding settlement, among other things, (i) to terminate the VIE Agreements, and (ii) that the litigation fee in the amount of RMB10,000 (approximately$1,610.50) would be borne by Ding Neng Bio-Tech. Ding Neng Holdings is delinquent with its regulatory filings and annual fees to the British Virgin Islands; accordingly, the Ding Neng Holdings should be considered dormant and defunct.

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

On January 28, 2015, ownership of SQEC’s was transferred from Bao, Shanshan to Xiang, Zuyue for a consideration of approximately $1,629,062 (RMB 10,000,000). Simultaneously, Xiang, Zuyue transferred 40% of ownership to Li, Na for a consideration of $651,625 (RMB 4,000,000). On July 24, 2015, SQEC entire ownership was collectively transferred from Xiang, Zuyue and Li, Na to Guangzhou Yuzhi Information Technology Co. Ltd. (“GZYZ”) for a consideration of approximately$1,629,062 (RMB 10,000,000).

On March 16, 2015, the GZRS was incorporated as a wholly-owned subsidiary of SQEC. GZRS has an authorized capital of RMB1,000,000. As of the date of this report, GZRS has not been capitalized.

Pursuant to the Share Purchase Agreement the Company issued a convertible note to EGOOS BVI’s sole shareholder for 100%equity interest in EGOOS BVI. The note is convertible into 15,000,000 shares of the Company’s common stock contingent on the following conditions: (i) the Company has effectuated a reverse split of all of the issued and outstanding Common Stock as of the date of the issuance of the note (the “Reverse Split”) and (ii) the average closing price of the common stock for 3 business days within any period of 10 consecutive business days exceeds $1.00 per share (the “Conversion Conditions”). Upon conversion of the note, the existing shareholders of the Registrant will own an aggregate of 24.7% of the post-acquisition entity. The note was issued at Par, it is unsecured, interest free, and is due on the second anniversary of the issuance date of the note. In accounting for the note, the Company has assumed that the note does not carry any discount from face that requires accretion as interest expense to its results of operations, including any potential beneficial conversion features. On January 26, 2016, the reverse split was effectuated, and subsequently, on February 4, 2016, the convertible promissory note was converted into 15 million newly issued shares of the Company’s common stock. The conversion of the promissory note has been recognized retroactively to the first period presented as a component of the reverse takeover transactions detailed below.

The consolidated financial statements were prepared assuming that the Company has controlled EGOOS BVI and its intermediary holding companies, operating subsidiaries, and variable interest entities: EGOOS HK, WOFE, GZYZ, SQEC, and GZRS from the first period presented. The transactions detailed above have been accounted for as reverse takeover transactions and are capitalization of the Company, including the conversion of the convertible promissory note; accordingly, the Company (the legal acquirer) is considered the accounting acquiree and EGOOS BVI (the legal acquiree) is considered the accounting acquirer. No goodwill has been recorded. As a result of this transaction, the Company is deemed to be a continuation of the business of EGOOS BVI and SQEC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B. Basis of presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

C. Principles of Consolidation

The consolidated financial statements include the financial statements of all the subsidiaries and VIEs of the Company. All transactions and balances between the Company and its subsidiaries and VIEs have been eliminated upon consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries for which the Company is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

As of June 30, 2021 and December 31, 2020, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
EGOOS Mobile Technology Company Limited (“EGOOS BVI”)	BVI	100%	$1
EGOOS Mobile Technology Company Limited (“EGOOS HK”)	Hong Kong	100%	1,290
Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”)	P.R.C	100%	-
Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”)	P.R.C	100%	150,527
Shenzhen Qianhai Exce-card Technology Co., Ltd. (“SQEC”)	P.R.C	100%	150,527
Guangzhou Rongsheng Information Technology Co., Ltd. (“GZRS”)	P.R.C	100%	1,505,267

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

Computer equipment	3 years
Office furniture	5 years
Motor vehicle	5 years

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during six months ended June 30, 2021 and 2020.

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

For the fiscal quarters ended June 30, 2021 and 2020, $0 and $0 stock-based compensation was recognized.

M. Foreign currency translation

The accompanying financial statements are presented in United States dollars (USD). The functional currency of the Company is the USD and Renminbi (RMB). The financial statements are translated into USD from RMB at year-end/period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange rates	June 30, 2021	June 30, 2020	December 31, 2020
Year-end/period-end RMB : US$ exchange rate	6.4601	7.0651	6.5249
Average annual/period RMB : US$ exchange rate	6.4718	7.0328	6.9010

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

N. Revenue recognition

The Company recognizes services revenue when the following criteria have been met: 1.) it has agreed and entered into a contract for service with its customers under which the Company identifies the contract and determines the transaction’s price with its customers, 2.) the contract has set forth a fixed fee for the services to be rendered under which the Company has determined the transaction’s price and the allocation of such price to performance obligations with the customers, 3.) the Company has fully rendered service to its customers, and there are no additional obligations that exist that under the terms of the contract such that the Company has not fulfilled that the Company recognizes revenue when the performance obligation is satisfied, and 4.) the Company has either received payment, or reasonably expects payment from the customer in accordance to the payment terms set forth in the contract.

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

Q. Subsequent events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of June 30, 2021:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Financial assets:
Cash	$76,888	$-	$-	$76,888
Long term investment	-	-	750,000	750,000
Total financial assets	$76,888	$-	$750,000	$826,888

As of December 31, 2020:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Audited)	(Audited)	(Audited)	(Audited)
Financial assets:
Cash	$3	$-	$-	$3
Total financial assets	$3	$-	$-	$3

S. Recently issued accounting standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”, which will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): simplifying the test for goodwill impairment”, the guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not the difference between the fair value and carrying amount of goodwill which was the step 2 test before. The ASU should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates the current requirement to disclose the amount or reason for transfers between level 1 and level 2 of the fair value hierarchy and the requirement to disclose the valuation methodology for level 3 fair value measurements. The standard includes additional disclosure requirements for level 3 fair value measurements, including the requirement to disclose the changes in unrealized gains and losses in other comprehensive income during the period and permits the disclosure of other relevant quantitative information for certain unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software — Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement.” This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement service contract with the guidance to capitalize implementation costs of internal use software. The ASU also requires that the costs for implementation activities during the application development phase be capitalized in a hosting arrangement service contract, and costs during the preliminary and post implementation phase are expensed. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The standard did not have a material impact on our consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, (“ASU 2018-17”). ASU 2018-17 requires reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety for determining whether a decision-making fee is a variable interest. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities are required to apply the amendments in ASU 2018-17 retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The standard did not have a material impact on our consolidated financial statements

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, (“ASU 2019-04”). ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The standard did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU 2019-12 will be effective for the Company in the first quarter of 2021. The Company does not expect the adoption of the new accounting rules to have a material impact on the Company’s financial condition, results of operations, cash flows or disclosures.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, (“ASU 2020-03”). ASU 2020-03 improves various financial instruments topics, including the CECL Standard. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments related to Issue 1, Issue 2, Issue 4 and Issue 5 were effective upon issuance of ASU 2020-03. The amendments related to Issue 3, Issue 6 and Issue 7 were effective for the Company beginning on January 1, 2020. The Company does not anticipate that the adoption of the new standard will have a material effect on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this standard can be applied anytime between the first quarter of 2020 and the fourth quarter of 2022. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations, cash flows and disclosures.

Other than the above, management does not believe that any of the recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3. CASH AND CASH EQUIVALENTS

Cash consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Cash on hand	$-	$-
Cash in banks	76,888	3
Total cash	$76,888	$3

NOTE 4. LONG TERM INVESTMENT

The long term investment was valued at cost and  consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Archax Holdings Ltd.	$500,000	$-
Montis Digital Limited	250,000	-
	$750,000	$-
Less: impairment	-	-
	$750,000	$-

On June 4, 2021, the Company (the “Buyer”) and Hudson Capital USA Inc. (the “Seller”) entered into a share transfer agreement (the “Archax SPA”), pursuant to which the Company agreed to buy from the Seller $500,000 worth of shares (1.74% of ownership) of Archax Holdings Ltd. (“Archax”), a company organized under the laws of England, UK. Archax is a global digital asset trading platform and ecosystem. In addition, on June 4, 2021, the Company and the Seller entered into another share transfer agreement (the “Montis SPA”), pursuant to which the Company agreed to buy from the Seller $250,000 worth of shares (2.63% of ownership) of Montis Digital Limited (“Montis”), a company organized under the laws of Gibraltar. Montis primarily provides marketing and consulting services for digital assets and related entities in the digital asset ecosystems. Each of the Archax SPA and Montis SPA contained customary representations and warranties for transactions of this nature and scale.

The Company and Seller are related parties because the majority of the board of directors of the Company are the board members of the Seller, constituting the majority of the board of directors of the Seller and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

On June 16, 2021, the Company and Seller closed the stock purchase transaction in accordance with the Montis SPA. On June 17, 2021, the Company and Seller closed the stock purchase transaction in accordance with the Archax SPA.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Office equipment	$18,320	$18,320
Office furniture	12,723	12,723
Motor vehicle	100,000	-
Total property and equipment	131,043	31,043
Less: accumulated depreciation	(31,043)	(31,043)
Less: impairment	-	-
Property, plant and equipment, net	$100,000	$-

Depreciation expense was $0 and $0, respectively for the three months ended June 30, 2021 and 2020. Depreciation expense was $0 and $0, respectively for the six months ended June 30, 2021 and 2020.

NOTE 6. RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

Due from related parties consisted of the followings:

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Hon Man Yun	$12,740	$-
	$12,740	$-

The amount was advance to Hon Man Yun, Chief Financial Officer and director of the Company, for settlement the operating expenses incurred during the Company’s operations. The amount is unsecured, interest-free and repayable on demand.

LONG TERM INVESTMENT

On June 4, 2021, the Company (the “Buyer”) and Hudson Capital USA Inc. (the “Seller”) entered into a share transfer agreement (the “Archax SPA”), pursuant to which the Company agreed to buy from the Seller $500,000 worth of shares (1.74% of ownership) of Archax Holdings Ltd. (“Archax”), a company organized under the laws of England, UK. Archax is a global digital asset trading platform and ecosystem. In addition, on June 4, 2021, the Company and the Seller entered into another share transfer agreement (the “Montis SPA”), pursuant to which the Company agreed to buy from the Seller $250,000 worth of shares (2.63% of ownership) of Montis Digital Limited (“Montis”), a company organized under the laws of Gibraltar. Montis primarily provides marketing and consulting services for digital assets and related entities in the digital asset ecosystems. Each of the Archax SPA and Montis SPA contained customary representations and warranties for transactions of this nature and scale.

The Company and Seller are related parties because the majority of the board of directors of the Company are the board members of the Seller, constituting the majority of the board of directors of the Seller and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

PROPERTY, PLANT AND EQUIPMENT

On May 28, 2021, the Company (the “Buyer”) and Hudson Capital USA Inc. (the “Seller”) entered into vehicle purchase agreement, pursuant to which the Company agreed to buy from the Seller $100,000 worth of motor vehicle.

The Company and Seller are related parties because the majority of the board of directors of the Company are the board members of the Seller, constituting the majority of the board of directors of the Seller and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

RELATED PARTY PAYABLES

Related party payables consisted of the followings:

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
PX SPAC Capital Inc.	$37,493	$-
	$37,493	$-

The amount was provided as working capital to financial the Company’s operations. The amount is unsecured, 2% annual interest bearing and due on demand.

The Company and PX SPAC Capital Inc. are related parties because Hon Man Yun serves as the Chief Financial Officer of both the Company and PX SPAC Capital Inc..

NOTE 7. Taxation

a)	Corporate Income Taxes

The Company was incorporated in the United States of America (“USA”). The Company did not generate any taxable income from its operations for the fiscal quarters ended June 30, 2021 and 2020.

The Company was incorporated in the United States (“USA”) and subject to taxes in the United States. The Company did not generate any taxable income from its operations for the fiscal quarters ended June 30, 2021 and 2020. The Company has evaluated their respective income tax positions and has determined that they do not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through their income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

The components of the income tax expense are as follows:

Six months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	-	-
Total	$-	$-

Three months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	-	-
Total	$-	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the fiscal quarters ended June 30, 2021, and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

b)	Deferred Taxes

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of June 30, 2021 and December 31, 2020, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses’ since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax asset.

c)	Taxes Payable

Taxes payable consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Corporate income tax payable	$-	$-
Franchise tax payable	1,200	800
Other surtaxes payable	-	-
Total	$1,200	$800

NOTE 8. STOCKHOLDERS’ EQUITY

Common stock

As of June 30, 2021 and December 31, 2020, the Company has 100,000,000 shares of common stock authorized, 31,527,713 shares and 21,027,713 shares issued and outstanding at par value of $0.001 per share, respectively.

On April 23, 2021, the Company entered into subscription agreements with five accredited investors for the sale and issuance of 10,500,000 shares of common stock at a per-share price of $0.10 for aggregate gross proceeds of $1,050,000 (the “Private Placement I”).

NOTE 9. LOSS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share:

	Six months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(42,494)	$(8,422)
Denominator:
Weighted average number of common stock outstanding - basic and diluted	25,030,475	21,027,713
Loss per share – Basic and diluted:	$(0.00170)	$(0.00040)

	Three months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(31,490)	$(4,026)
Denominator:
Weighted average number of common stock outstanding - basic and diluted	28,989,251	21,027,713
Loss per share – Basic and diluted:	$(0.00109)	$(0.00019)

NOTE 10. CONCENTRATION OF RISK

a)	Credit Risk

The Company maintains cash balances at several financial institutions located in the United States and the PRC. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts located outside of the United States are not insured and may be subject to such risk.

NOTE 11. SIGNIFICANT EVENTS

In December 2019, there was an outbreak of the novel coronavirus (COVID-19) in China that has since spread to many other regions of the world. The outbreak was subsequently labeled as a global pandemic by the World Health Organization in March 2020. It is anticipated that the COVID-19 outbreak may ultimately have a material adverse impact on the Company’s results of operations, financial position and cash flow in 2020 including, but not limited to:

Transportation delays and cost increases, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas, may impact the Company’s customers’ operations. Customers may not be able to repay their loans on time due to lack of capital.

The extent of the impact of COVID-19 on the Company’s operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak. The situation is changing rapidly and future impacts may materialize that are not yet known. The Company continues to monitor the situation closely and may implement further measures to provide additional financial flexibility and improve the Company’s cash position and liquidity.

On February 25, 2021, the holder of the majority outstanding voting stock of the Company restructured the board of directors (the “Board”) of the Company by removing Mei Yang, Zuyue Xiang and Minqin Tang from the Board and appointing the following individuals to the Board (the “New Board”): Jiang Hui, Hon Man Yun, Hong Chen, Xiaoyue Zhang and Ming Yi, effective immediately. Among the member of the New Board, Ming Yi shall serve as the Chair of the Audit Committee, Hong Chen the Chair of the Compensation Committee and Xiaoyue Zhang the Chair of the Nominating and Corporate Committee.

On February 25, 2021, the New Board removed Zuyue Xiang as the Chief Executive Officer (the “CEO”) and Zhenpeng Gao as the Chief Financial Officer (“CFO”) and appointed Jiang Hui as the new CEO and Hon Man Yun as the new CFO, effective immediately. The New Board believes that the new CEO and CFO shall use their best efforts to execute the Board’s vision to change the direction of the Company’s business.

On March 31, 2021 (the “Commencement Date”), the Company and Joseph Stone Capital, LLC (“JSC”) entered into an Advisory and Finder Agreement (the “Agreement”). Pursuant to the Agreement, JSC has been engaged to advise the Company on matters related to the Company’s capital market activities. Additionally, at the request of the Company, JSC will help the Company identify one or more investors, business and/or financing opportunities (each a “Target”).

Within two business days of the execution of the Agreement, the Company shall pay JSC an initial advisory fee equal to $12,500 plus $5,000 in non-accountable expenses. In addition, the Company shall pay JSC another $9,500 advisory fee, $3,000 escrow expense plus additional $5,000 in non-accountable expenses upon the closing of an initial transaction (if any) with investors identified by the Company. With respect to investors introduced to the Company directly or indirectly by JSC, JSC shall be paid a cash fee equal to ten percent of the gross proceeds raised by the Company from any such investor (the “Commission Fee”).

The Agreement shall continue in effect for a period of three (3) months from the Commencement Date and may be terminated upon thirty (30) days of written notice by either party after the three (3) months. Should the Company effectuate a transaction (as defined in the Agreement) with any of the Target(s) identified by Advisor in the eighteen (18)-month period after termination of Agreement, Advisor will be due the Commission Fee. JSC also has a right of first refusal with respect to any financings that the Company decides to commence during the 18-month period following the consummation of a Transaction (as defined in the Agreement”).

On April 23, 2021, the Company entered into subscription agreements with five accredited investors for the sale and issuance of 10,500,000 shares of common stock of the Company at a per-share price of $0.10 for aggregate gross proceeds of $1,050,000 (the “Private Placement I”). The Company closed the Private Placement I on April 24, 2021 and intends to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement I is exempt from the registration requirements the “Securities Act, in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D and Regulation S thereunder.

On June 4, 2021, the Company and Hudson Capital USA Inc. (the “Seller”) entered into a share transfer agreement (the “Archax SPA”), pursuant to which the Company agreed to buy from the Seller $500,000 worth of shares (1.74% of ownership) of Archax Holdings Ltd. (“Archax”), a company organized under the laws of England, UK. Archax is a global digital asset trading platform and ecosystem. In addition, on June 4, 2021, the Company and the Seller entered into another share transfer agreement (the “Montis SPA”), pursuant to which the Company agreed to buy from the Seller $250,000 worth of shares (2.63% of ownership) of Montis Digital Limited (“Montis”), a company organized under the laws of Gibraltar. Montis primarily provides marketing and consulting services for digital assets and related entities in the digital asset ecosystems. Each of the Archax SPA and Montis SPA contained customary representations and warranties for transactions of this nature and scale.

The Company and Seller are related parties because the majority of the board of directors of the Company are the board members of the Seller, constituting the majority of the board of directors of the Seller and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

On June 16, 2021, the Company and Seller closed the stock purchase transaction in accordance with the Montis SPA. On June 17, 2021, the Company and Seller closed the stock purchase transaction in accordance with the Archax SPA.

NOTE 12. SUBSEQUENT EVENTS

On July 19, 2021, the Company entered into a Consulting Agreement with PX Global Advisors, LLC. for acting as advisor to assist the Company on business combination and listing on a U.S. national stock exchange for a consultancy fee of $1,500,000.

On July 29, 2021, the Company entered into subscription agreements with four accredited investors for the sale and issuance of 17,800,000 shares of common stock at a per-share price of $0.10 for aggregate gross proceeds of $1,780,000 (the “Private Placement II”). The Company closed the Private Placement II on July 30, 2021 and intends to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement II is exempt from the registration requirements of the “Securities Act, in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D and Regulation S thereunder.

Except for the above mentioned matters, no other material events are required to be adjusted or disclosed as of the report date of the consolidated financial statements.