Form 10-Q
period 2021-03-31
Wave Sync Corp.
filed 2021-09-17
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

+852 9804 7102

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name on each exchange on which registered
n/a	n/a	n/a

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding As of August 31, 2021
Common stock, par value $0.001	59,327,713

i

EXPLANATORY NOTE

This is a 10-Q Quarterly Report of Wave Sync Corp. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering the three-month period ended March 31, 2021. Readers should be aware that this 10-Q is being filed well after the reporting period contained herein and therefore there is more recent information available. This more recent information is also being filed separately around the timing of this filing. This 10-Q and other Quarterly Reports on Form 10-Qs as well as Annual Reports on Form 10-Ks are a part of the Company’s effort to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

(Stated in US Dollars)

	Three months ended March 31, 2021
			Additional		Accumulated other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of December 31, 2020	21,027,713	$21,027	$27,297,495	$(27,131,839)	$(258,524)	$(71,841)
Net (loss)	-	-	-	(11,003)	-	(11,003)
Foreign currency translation loss	-	-	-	-	-	-
Balance as of March 31, 2021	21,027,713	$21,027	$27,297,495	$(27,142,842)	$(258,524)	$(82,844)

	Three months ended March 31, 2020
			Additional		Accumulated other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of December 31, 2019	21,027,713	$21,027	$27,297,495	$(27,092,388)	$(258,524)	$(32,390)
Net (loss)	-	-	-	(4,396)	-	(4,396)
Foreign currency translation loss	-	-	-	-	-	-
Balance as of March 31, 2020	21,027,713	$21,027	$27,297,495	$(27,096,784)	$(258,524)	$(36,786)

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

SQEC was incorporated on November 11, 2013. The Company was in the business of design, development, and proliferation of next generation debit and credit cards for financial institutions employing innovative secured encryption technology transmitted via audio wave technology; the Company intended to work with China Union Pay and China Construction Bank under a potential pilot program to develop and market to end user bank customers and business operators to adopt these next generation of cards by developing point of sale and commercial interfaces via software and other solutions to generate demand for these cards as a value-added alternative to current generation debit and credit cards.

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

On March 16, 2015, the GZRS was incorporated as a wholly-owned subsidiary of SQEC. GZRS has an authorized capital of RMB1,000,000. As of the date of this report, GZRS had not been capitalized.

Pursuant to the Share Purchase Agreement the Company issued a convertible note to EGOOS BVI’s sole shareholder for 100% equity interest in EGOOS BVI. The note is convertible into 15,000,000 shares of the Company’s common stock contingent on the following conditions: (i) the Company had effectuated a reverse split of all of the issued and outstanding Common Stock as of the date of the issuance of the note (the “Reverse Split”) and (ii) the average closing price of the common stock for 3 business days within any period of 10 consecutive business days exceeded $1.00 per share (the “Conversion Conditions”). Upon conversion of the note, the existing shareholders of the Registrant would own an aggregate of 24.7% of the post-acquisition entity. The note was issued at Par, it is unsecured, interest free, and is due on the second anniversary of the issuance date of the note. In accounting for the note, the Company has assumed that the note does not carry any discount from face that requires accretion as interest expense to its results of operations, including any potential beneficial conversion features. On January 26, 2016, the reverse split was effectuated, and subsequently, on February 4, 2016, the convertible promissory note was converted into 15 million newly issued shares of the Company’s common stock. The conversion of the promissory note has been recognized retroactively to the first period presented as a component of the reverse takeover transactions detailed below.

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

D. Unaudited Interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The consolidated balance sheets and certain comparative information as of December 31, 2020 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2020 (“2020 Annual Financial Statements”), included in the Company’s 2020 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2020 Annual Financial Statements.

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

T. Recently issued accounting standards

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

U. Going Concern

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

NOTE 7. STOCKHOLDERS’ EQUITY

Common stock

As of March 31, 2021 and December 31, 2020, the Company had 100,000,000 shares of common stock authorized, 21,027,713 shares issued and outstanding at par value of $0.001 per share.

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

Pursuant to the Agreement, the Company paid JSC an initial advisory fee equal to $12,500 plus $5,000 in non-accountable expenses. In addition, the Company also paid JSC another $9,500 advisory fee, $3,000 escrow expense plus additional $5,000 in non-accountable expenses upon the closing of an initial transaction with investors identified by the Company in connection with the Private Placement I as described below. With respect to any investors introduced to the Company directly or indirectly by JSC, JSC shall be paid a cash fee equal to ten percent of the gross proceeds raised by the Company from any such investor (the “Commission Fee”).

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

NOTE 12. SUBSEQUENT EVENTS

On April 23, 2021, the Company entered into subscription agreements with five accredited investors for the sale and issuance of ten million and five hundred thousand shares (10,500,000) shares of common stock of the Company at a per-share price of $0.10 for aggregate gross proceeds of $1,050,000 (the “Private Placement I”). The Company closed the Private Placement I on April 24, 2021 and intends to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement I is exempt from the registration requirement of the Securities Act, in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D and Regulation S thereunder.

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

On July 29, 2021, the Company entered into subscription agreements with four accredited investors for the sale and issuance of 17,800,000 shares of common stock at a per-share price of $0.10 for aggregate gross proceeds of $1,780,000 (the “Private Placement II”). The Company closed the Private Placement II on July 30, 2021 and intends to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement II is exempt from the registration requirements of the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D and Regulation S thereunder.

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

Unaudited Interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

The consolidated balance sheets and certain comparative information as of December 31, 2020 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2020 (“2020 Annual Financial Statements”), included in the Company’s 2020 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2020 Annual Financial Statements.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10.

As of March 31, 2021:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Financial assets:
Cash	$3,003	$-	$-	$3,003
Total financial assets	3,003	$-	$-	$3,003

As of December 31, 2020:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash	$3	$-	$-	$3
Total financial assets	3	$-	$-	$3

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

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing.

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

Cash flows from operating activities

Since the change of management in February 25, 2021, the Company has resumed its operation and incurred cash flows used in operating activities. The cash used in operating activities for the period ended March 31, 2021 was $17,431 compared to $0 for the period ended March 31, 2020. The major components of the cash used in operating activities for the period ended March 31, 2021 were $11,003 from net loss and $6,828 decrease from accrued expenses. The other remaining item is insignificant.

Cash flows from investing activities

During the period ended March 31, 2021 and 2020, the Company had no investing activities.

Cash flows from financing activities

The cash provided from financing activities for the period ended March 31, 2021 was $20,431 compared to $0 for the period ended March 31, 2020. The cash provided from financing activities for such period derived from proceeds from related party transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that as of March 31, 2021, our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

As of March 31, 2021, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

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

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4B. OTHER INFORMATION

None.

ITEM 4C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Nil.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE SYNC CORP.

September 17, 2021	By:	/s/ Jiang Hui
Jiang Hui
Chief Executive Officer
(Principal Executive Officer)