Form 10-Q
period 2021-06-30
Wave Sync Corp.
filed 2021-09-17
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

i

EXPLANATORY NOTE

This is a 10-Q Quarterly Report of Wave Sync Corp. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering the six month period ended June 30, 2021. Readers should be aware that this 10-Q is being filed well after the reporting period contained herein and therefore there is more recent information available. This more recent information is also being filed separately around the timing of this filing. This 10-Q and other Quarterly Reports on Form 10-Qs as well as Annual Reports on Form 10-Ks are a part of the Company’s effort to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The amount was provided as working capital to finance the Company’s operations. The amount is unsecured, 2% annual interest bearing and due on demand.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Common stock

As of June 30, 2021 and December 31, 2020, the Company had 100,000,000 shares of common stock authorized, 31,527,713 shares and 21,027,713 shares issued and outstanding at par value of $0.001 per share, respectively.

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

NOTE 12. SUBSEQUENT EVENTS

On July 19, 2021, the Company entered into a Consulting Agreement with PX Global Advisors, LLC for acting as advisor to assist the Company on business combination and listing on a U.S. national stock exchange for a consultancy fee of $1,500,000.

On July 29, 2021, the Company entered into subscription agreements with four accredited investors for the sale and issuance of 17,800,000 shares of common stock at a per-share price of $0.10 for aggregate gross proceeds of $1,780,000 (the “Private Placement II”). The Company closed the Private Placement II on July 30, 2021 and intends to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement II is exempt from the registration requirements of the “Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D and Regulation S thereunder.

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

Financial expenses were related to bank charges, and interest expenses. Financial expenses for the three months ended June 30, 2021 were $400 as compared to $12 for the comparable period ended June 30, 2020. Such increase was primarily attributed to the transactions through bank accounts and accrued interest on related party payable.

Six Months Ended June 30, 2021 and 2020

Revenue

There was no revenue for the six months ended June 30, 2021 and 2020.

Expenses

General and administrative expenses were related to corporate overhead, professional fees and administrative contracted services, such as legal and accounting. General and administrative expenses for the six months ended June 30, 2021 were $41,814 as compared to $8,410 for the comparable period ended June 30, 2020, which represented an increase of $33,404 or approximately 397%. Such increase was primarily attributed to increase of professional fees.

Financial expenses were related to bank charges and interest expenses. Financial expenses for the six months ended June 30, 2021 were $680 as compared to $12 for the comparable period ended June 30, 2020. Such increase was primarily attributed to the transactions through bank accounts and accrued interest on related party payable.

Liquidity and Capital Resources

Our primary liquidity and capital needs are to finance our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues and obtain additional financing.

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

Cash flows from operating activities

Since the change of management in February 25, 2021, the Company has resumed its operation and incurred cash flows used in operating activities. The cash used in operating activities for the period ended June 30, 2021 was $125,608 compared to $0 for the period ended June 30, 2020. The major components of the cash used in operating activities for the period ended June 30, 2021 were $42,949 from net loss, $20,000 decrease from other receivables, $20,000 decrease from prepaid expenses, $30,774 decrease from accrued expenses and $12,740 decrease from due from related parties. The other remaining item is insignificant.

Cash flows from investing activities

During the period ended June 30, 2021, the Company had the following investing activities.

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

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers concluded that as of June 30, 2021, our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

As of June 30, 2021, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

We have instituted certain procedures to mitigate our internal control risks. Our Chief Executive Officer and our Controller based in China reviewed and approved substantially all of our major transactions to ensure the completeness and fair presentation of our consolidated financial statements. We have, when needed, hired outside experts to assist us with implementing complex accounting principles. Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 23, 2021, the Company entered into subscription agreements with five accredited investors for the sale and issuance of 10,500,000 shares of common stock of the Company at a per-share price of $0.10 for the aggregate gross proceeds of $1,050,000 (the “Private Placement I”). The Company closed the Private Placement I on April 24, 2021 and intends to use the funds for its working capital.

On July 29, 2021, the Company entered into subscription agreements with four accredited investors for the sale and issuance of 17,800,000 shares of common stock at a per-share price of $0.10 for the aggregate gross proceeds of $1,780,000 (the “Private Placement II”). The Company closed the Private Placement II on July 30, 2021 and intends to use the funds for its working capital.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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