Form 10-Q
period 2019-03-31
Wave Sync Corp.
filed 2021-09-24
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

i

EXPLANATORY NOTE

This is a 10-Q Quarterly Report of Wave Sync Corp. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering the three month period ended March 31, 2019. Readers should be aware that this 10-Q is being filed well after the reporting period contained herein and therefore there is more recent information available. This more recent information is also being filed separately around the timing of this filing. This 10-Q and other Quarterly Reports on Form 10-Qs as well as Annual Reports on Form 10-Ks are a part of the Company’s effort to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018
(Stated in US Dollars)

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$310	$504
Other receivable	-	277
Advance to suppliers	-	-
Prepaid expenses	-	-
Prepaid taxes	4,946	6,422
Due from related parties	-	-
Total Current Assets	5,256	7,203
Non-current assets
Property and Equipment, net	-	584
Intangible assets, net	-	-
Deferred Tax Assets	-	-
Total Assets	$5,256	$7,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$104,949	$322,368
Other payables	314,161	51,806
Accrued expenses	935	46,751
Related party payables	994,040	994,040
Taxes payable	400	-
Total Current Liabilities	1,414,485	1,414,965
Provision of other liabilities	-	-
Deferred tax liabilities	-	-
Total Liabilities	$1,414,485	$1,414,965

Commitment and contingencies

Shareholders’ equity
Common Stock ($0.001 par value, 100,000,000 shares authorized, 21,027,713 and 21,027,713 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	$21,027	$21,027
Additional paid in capital	25,889,431	25,889,431
Accumulated deficits	(27,061,163)	(27,059,112)
Accumulated other comprehensive loss	(258,524)	(258,524)
Total Shareholders’ Equity	(1,409,229)	(1,407,178)
Total Liabilities and Shareholders’ Equity	$5,256	$7,787

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

(Stated in US Dollars)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(Unaudited)	(Unaudited)
Revenue	$-	$89,047
Cost of revenue	-	87,425
Gross profit	-	1,622

Operating expenses
General and administrative expenses	1,919	657,819
Financial expenses	132	-
Total Operating expenses	2,051	657,819
Loss from operations	(2,051)	(656,197)

Other income (expenses)
Interest income	-	22
Interest expense	-	-
Other expenses	-	-
Other income	-	-
Impairment loss	-	-
Total other (expenses) income, net	-	22

Loss before income tax expenses	(2,051)	(656,175)
Income tax expenses	-	-
Net loss	$(2,051)	$(656,175)
Other comprehensive loss
Foreign currency translation (loss) gain	-	(14,452)
Comprehensive loss	$(2,051)	$(670,627)

Weighted average number of shares, basic and diluted	21,027,713	21,027,713
Basic and diluted loss per share	$(0.00010)	$(0.03)

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

(Stated in US Dollars)

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,051)	$(656,175)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	584	3,949
Stock compensation	-	466,886
Changes in operating assets and liabilities:
Other receivables	277	(344)
Advance to suppliers	-	(1,303)
Prepaid expenses and taxes	1,476	(1,712)
Accounts payable	(217,419)	58,112
Accrued expenses	(45,816)	(28,053)
Other payables	262,355	138,893
Tax payable	400	(2,038)
Net cash (used in)/provided by operating activities	$(194)	$(21,785)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash (used in)/provided by investing activities	$-	$-

Cash flows from financing activities:
(Increase) in related party receivables	-	(1,274)
Increase in related party payables	-	47,961
Net cash provided by/ (used in) financing activities	$-	$46,687

Net increase (decrease) in cash	$(194)	$24,902

Effect of exchange rate changes on cash	-	(18,222)
Cash at beginning of year	504	10,346
Cash at end of period	$310	$17,026

Supplemental disclosure of cash flow information
Interest received	$-	$22
Interest paid	-	-
Income taxes paid	-	-
Non- cash financing activities
Forgiveness of loans from related parties	$-	$-
Undertaking of assets and liabilities by related parties	$-	$-

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

(Stated in US Dollars)

	Three months ended March 31, 2019
			Additional		Accumulated other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of December 31, 2018	21,027,713	$21,027	$25,889,431	$(27,059,112)	$(258,524)	$(1,407,178)
Net (loss)	-	-	-	(2,051)	-	(2,051)
Foreign currency translation loss	-	-	-	-	-	-
Balance as of March 31, 2019	21,027,713	$21,027	$25,889,431	$(27,061,163)	$(258,524)	$(1,409,229)

	Three months ended March 31, 2018
			Additional		Accumulated other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of December 31, 2017	21,027,713	$21,027	$24,776,214	$(21,452,071)	$(223,357)	$3,121,813
Net (loss)	-	-	-	(656,175)	-	(656,175)
Stock compensation	-	-	466,887	-	-	466,887
Foreign currency translation loss	-	-	-	-	(14,452)	(14,452)
Balance as of March 31, 2018	21,027,713	$21,027	$25,243,101	$(22,108,246)	$(237,809)	$2,918,073

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

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

As of March 31, 2019 and December 31, 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

D. Unaudited Interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

The consolidated balance sheets and certain comparative information as of December 31, 2018 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2018 (“2018 Annual Financial Statements”), included in the Company’s 2018 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2018 Annual Financial Statements.

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during the three months ended March 31, 2019 and 2018.

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

For the three months ended March 31, 2019 and 2018, $0 and $466,886 stock-based compensation was recognized.

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

Exchange rates	March 31, 2019	March 31, 2018	December 31, 2018
Year-end/period-end RMB : US$ exchange rate	7.0216	6.2802	6.8764
Average annual/period RMB : US$ exchange rate	6.9798	6.3566	6.6146

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of March 31, 2019:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Financial assets:
Cash	$310	$-	$-	$310
Total financial assets	$310	$-	$-	$310

As of December 31, 2018:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Audited)	(Audited)	(Audited)	(Audited)
Financial assets:
Cash	$504	$-	$-	$504
Total financial assets	$504	$-	$-	$504

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

U. Going Concern

The Company has suffered from losses from operation and significant accumulated deficits. It’s net loss for the three months ended March 31, 2019 and 2018 were $2,051 and $656,175 respectively, and the accumulated losses as of March 31, 2019 and December 31, 2018 were $27,061,163 and $27,059,112, respectively. As of March 31, 2019 and December 31, 2018, the Company has cash and cash equivalents of $310 and $504, respectively and net cash used in operating activities during the year ended March 31, 2019 and 2018 were $194 and 21,785, respectively. The Company comes to have insufficient cash flows generated from operations and provided for development. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The management determines that additional effort will be required to improve the operation so that the Company may generate more profits to sustain its continuous. The Company may explore the channels to raise additional capital or any opportunities to improve the cash flow in the years to come. Subsequent to the year ended December 31, 2020, the Company had raised $1,050,000 (gross proceeds) and $1,780,000 (gross proceeds) as of April 23, 2021 and July 29, 2021, respectively, from share placement to improve the financial position and cash flow of the Company.

NOTE 3. CASH AND CASH EQUIVALENTS

Cash consisted of the following:

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)	(Audited)
Cash on hand	$-	$-
Cash in banks	310	504
Total cash	$310	$504

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)	(Audited)
At Cost:
Office equipment	$18,320	$18,320
Office furniture	12,723	12,723
Total property and equipment	31,043	31,043
Less: accumulated depreciation	(31,043)	(30,459)
Less: impairment	-	-
Property, plant and equipment, net	$-	$584

Depreciation expense was $584 and $3,901, respectively for the three months ended March 31, 2019 and 2018.

NOTE 5. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)	(Audited)
At Cost:
Patent	$-	$-
Software	1,251	1,251
Total intangible assets	1,251	1,251
Less: accumulated amortization	(1,251)	(1,251)
Less: impairment	-	-
Intangible assets, net	$-	$-

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

Amortization expense was $0 and $47, respectively for the three months ended March 31, 2019 and 2018.

NOTE 6. RELATED PARTY PAYABLES

Related party payables consisted of the following:

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Beijing Yuxin Shangfang Technology Co., Ltd.	$285,894	$285,894
Hainan Xin Jing Yuan Co., Ltd.	43,627	43,627
Xiang, Zuyue, director of SQEC and shareholder	102,217	102,217
Xiang, Lingqing, employee of SQEC	1,504	1,504
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289	1,289
Wang, Yue, director of EGOOS HK	161,523	161,523
Yang, Mei, shareholder	393,963	393,963
Li, Ping, director of WOFE	4,023	4,023
	$994,040	$994,040

NOTE 7. Taxation

a)	Corporate Income Taxes

The Company was incorporated in the United States of America (“USA”). The Company did not generate any taxable income from its operations for the three months ended March 31, 2019 and 2018.

The Company was incorporated in the United States (“USA”) and subject to taxes in the United States. The Company did not generate any taxable income from its operations for the three months ended March 31, 2019 and 2018. The Company has evaluated their respective income tax positions and has determined that they do not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through their income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

The components of the income tax expense are as follows:

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	-	-
Total	$-	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2019, and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

b)	Deferred Taxes

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of March 31, 2019 and December 31, 2018, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses’ since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax asset.

c)	Taxes Payable

Taxes payable consisted of the following:

	As of March 31, 2019	As of December 31, 2018
	(Unaudited)	(Audited)
Corporate income tax payable	$-	$-
Franchise tax payable	400	-
Other surtaxes payable	-	-
Total	$400	$-

NOTE 8. STOCKHOLDERS’ EQUITY

Common stock

As of March 31, 2019 and December 31, 2018, the Company had 100,000,000 shares of common stock authorized, 21,027,713 shares issued and outstanding at par value of $0.001 per share.

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

For the three months ended March 31, 2019, no stock option has been issued.

For the three months ended March 31, 2018, $466,886 stock option has been issued.

NOTE 9. LOSS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share:

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(2,051)	$(656,175)
Denominator:
Weighted average number of common stock outstanding - basic and diluted	21,027,713	21,027,713
Loss per share – Basic and diluted:	$(0.00010)	$(0.03)

NOTE 10. CONCENTRATION OF RISK

a)	Major Customer

The Company has certain customers who represented 10% or more of the Company’s total sales. For the three months ended March 31, 2019, the Company did not generate any revenue. For the three months ended March 31, 2018, the Company generated service revenue from one customer, which represented 100% of the revenue.

b)	Major Vendors and Accounts Payable

The Company has certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the three months ended March 31, 2019, there was no transaction on purchase. For the three months ended March 31, 2018, there was no concentration in any specific vendor.

c)	Credit Risk

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

As of March 31, 2019 and December 31, 2018, the Company had accumulated deficits of $27,061,163 and $27,059,112, respectively, and working capital deficit of current liabilities exceeding current assets by $1,409,229 and $1,407,178, respectively. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company do not raise all of the money we need from public or private offerings, the Company will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If the Company require additional cash and cannot raise it, the Company will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 12. SIGNIFICANT EVENTS

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

NOTE 13. SUBSEQUENT EVENTS

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

On July 29, 2021, the Company entered into subscription agreements with four accredited investors for the sale and issuance of seventeen million and eighty hundred thousand shares (17,800,000) shares of common stock at a per-share price of $0.10 for aggregate gross proceeds of $1,780,000 (the “Private Placement II”). The Company closed the Private Placement II on July 30, 2021 and intends to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement II is exempt from the registration requirements the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D or Regulation S thereunder.

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

As of March 31, 2019 and December 31, 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

Unaudited Interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

The consolidated balance sheets and certain comparative information as of December 31, 2018 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2018 (“2018 Annual Financial Statements”), included in the Company’s 2018 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2018 Annual Financial Statements.

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2019 and 2018.

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

For the three months ended March 31, 2019 and 2018, $0 and $466,886 stock-based compensation was recognized.

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

Exchange rates	March 31, 2019	March 31, 2018	December 31, 2018
Year-end/period-end RMB : US$ exchange rate	7.0216	6.2802	6.8764
Average annual/period RMB : US$ exchange rate	6.9798	6.3566	6.6146

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of March 31, 2019:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Financial assets:
Cash	$310	$-	$-	$310
Total financial assets	$310	$-	$-	$310

As of December 31, 2018:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Audited)	(Audited)	(Audited)	(Audited)
Financial assets:
Cash	$504	$-	$-	$504
Total financial assets	$504	$-	$-	$504

Results of Operations

Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019, we did not have any active business operations.

Revenue

There was no revenue for the three months ended March 31, 2019 because we ceased all active business operations in the first quarter of 2019 and remained inactive since then.

For the three months ended March 31, 2018, we generated revenues from our audio banking card operations (including software and hardware). We earned revenues of $89,047 during this quarter ended March 31, 2018.

Expenses

General and administrative and financial expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting. General and administrative expenses and financial expenses for the three months ended March 31, 2019 were $2,051 as compared to $657,819 for the comparable period ended March 31, 2018, which represented a decrease of $655,768 or approximately 99.7%. Such decrease was primarily attributed to the stock compensation in the amount of $0 and $466,886 incurred in the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing.

Working Capital Summary

	As of March 31, 2019	As of December 31, 2018
Current assets	$5,256	$7,203
Current liabilities	$1,414,485	$1,414,965
Working capital	$(1,409,229)	$(1,407,762)

Cash Flows

	Three months ended March 31,
	2019	2018
Cash flows used in operating activities	$(194)	$(21,785)
Cash flows from investing activities	$-	$-
Cash flows from financing activities	$-	$46,687

Cash flows from operating activities

The cash used in operating activities for the three-month period ended March 31, 2019 was $194 compared to $21,785 for the period ended March 31, 2018. The major components of the cash used in operating activities for the period ended March 31, 2019 were net loss in the amount of $2,051, decrease from account payable in the amount of $217,419, decrease from accrued expenses in the amount of $45,816 and offset by increase from other payables in the amount of $262,355. The other remaining items are insignificant.

Cash flows from investing activities

During the three-month period ended March 31, 2019 and 2018, the Company had no investing activities.

Cash flows from financing activities

The cash provided from financing activities for the three-month period ended March 31, 2019 was $0 compared to $46,687 for the three months ended March 31, 2018. The cash provided from financing activities for the three months ended March 31, 2018 derived from proceeds from related party transactions.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that as of March 31, 2019, our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

As of March 31, 2019, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2019. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

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

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Nil.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE SYNC CORP.

September 24, 2021	By:	/s/ Jiang Hui
Jiang Hui
Chief Executive Officer
(Principal Executive Officer)