Form 10-Q
period 2019-06-30
Wave Sync Corp.
filed 2021-09-24
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	n/a

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding As of August 31, 2021
Common stock, par value $0.001	59,327,713

i

EXPLANATORY NOTE

This is a 10-Q Quarterly Report of Wave Sync Corp. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering the six month period ended June 30, 2019. Readers should be aware that this 10-Q is being filed well after the reporting period contained herein and therefore there is more recent information available. This more recent information is also being filed separately around the timing of this filing. This 10-Q and other Quarterly Reports on Form 10-Qs as well as Annual Reports on Form 10-Ks are a part of the Company’s effort to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018
(Stated in US Dollars)

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$35	$504
Other receivable	-	277
Advance to suppliers	-	-
Prepaid expenses	-	-
Prepaid taxes	-	6,422
Due from related parties	-	-
Total Current Assets	35	7,203
Non-current assets
Property and Equipment, net	-	584
Intangible assets, net	-	-
Deferred Tax Assets	-	-
Total Assets	$35	$7,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$322,368
Other payables	-	51,806
Accrued expenses	2,061	46,751
Related party payables	-	994,040
Taxes payable	400	-
Total Current Liabilities	2,461	1,414,965
Provision of other liabilities	-	-
Deferred tax liabilities	-	-
Total Liabilities	$2,461	$1,414,965

Commitment and contingencies

Shareholders’ equity
Common Stock ($0.001 par value, 100,000,000 shares authorized, 21,027,713 and 21,027,713 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	$21,027	$21,027
Additional paid in capital	27,297,495	25,889,431
Accumulated deficits	(27,062,428)	(27,059,112)
Accumulated other comprehensive loss	(258,520)	(258,524)
Total Shareholders’ Equity	(2,426)	(1,407,178)
Total Liabilities and Shareholders’ Equity	$35	$7,787

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE FISCAL QUARTERS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

(Stated in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$88,908
Cost of revenue	-	-	-	87,288
Gross profit	-	-	-	1,620

Operating expenses
General and administrative expenses	1,155	547,532	3,074	1,205,351
Financial expenses	110	-	242	-
Total Operating expenses	1,265	547,532	3,316	1,205,351
Loss from operations	(1,265)	(547,532)	(3,316)	(1,203,731)

Other income (expenses)
Interest income	-	2	-	26
Interest expense	-	-	-	-
Other expenses	-	(4,038,850)	-	(4,038,850)
Other income	-	-	-	-
Impairment loss	-	-	-	-
Total other (expenses) income, net	-	(4,038,848)	-	(4,038,824)

Loss before income tax expenses	(1,265)	(4,586,380)	(3,316)	(5,242,555)
Income tax expenses	-	-	-	-
Net loss	$(1,265)	$(4,586,380)	$(3,316)	$(5,242,555)
Other comprehensive loss
Foreign currency translation (loss) gain	-	113,134	-	98,682
Comprehensive loss	$(1,265)	$(4,473,246)	$(3,316)	$(5,143,873)

Weighted average number of shares, basic and diluted	21,027,713	21,027,713	21,027,713	21,027,713
Basic and diluted loss per share	$(0.00006)	$(0.22)	$(0.00016)	$(0.25)

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL QUARTERS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

(Stated in US Dollars)

	Six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,316)	$(5,242,555)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	584	4,165
Stock compensation	-	874,587
Impairment loss on intangible assets	-	3,952,129
Changes in operating assets and liabilities:
Accounts receivable	-	6,043
Other receivables	-	790
Advance to suppliers	-	616
Prepaid expenses and taxes	-	8,241
Accounts payable	-	88,324
Accrued expenses	2,061	(28,711)
Other payables	-	134,933
Tax payable	400	(5,245)
Net cash (used in)/provided by operating activities	$(271)	$(206,683)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Purchases of long term investment	-	-
Net cash (used in)/provided by investing activities	$-	$-

Cash flows from financing activities:
Increase in related party receivables	-	(1,275)
Increase in related party payables	-	99,023
Net cash provided by/ (used in) financing activities	$-	$97,748

Net increase (decrease) in cash	$(271)	$(108,935)

Effect of exchange rate changes on cash	(198)	100,409
Cash at beginning of year	504	10,346
Cash at end of period	$35	$1,820

Supplemental disclosure of cash flow information
Interest received	$-	$26
Interest paid	-	-
Income taxes paid	-	-
Non- cash operating and financing activities
Forgiveness of loans from related parties	$994,040	$-
Undertaking of assets and liabilities by related parties	$414,226	$-

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE FISCAL QUARTERS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

(Stated in US Dollars)

	Six months ended June 30, 2019
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of December 31, 2018	21,027,713	$21,027	$27,297,495	$(27,059,112)	$(258,524)	$(1,407,178)
Net (loss)	-	-	-	(3,316)	-	(3,316)
Forgiveness of loans from related parties	-	-	994,040	-	-	994,040
Undertaking of assets and liabilities by related parties	-	-	414,226	-	-	414,226
Foreign currency translation loss	-	-	(202)	-	4	(198)
Balance as of June 30, 2019	21,027,713	$21,027	$27,297,495	$(27,062,428)	$(258,520)	$(2,426)

	Six months ended June 30, 2018
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of December 31, 2017	21,027,713	$21,027	$24,776,214	$(21,452,071)	$(223,357)	$3,121,813)
Net (loss)	-	-	-	(5,242,555)	-	(5,242,555)
Stock compensation	-	-	874,587	-	-	874,587
Foreign currency translation loss	-	-	-	-	98,682	98,682
Balance as of June 30, 2018	21,027,713	$21,027	$25,650,801	$(26,694,626)	$(124,675)	$(1,147,473)

	Three months ended June 30, 2019
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of March 31, 2019	21,027,713	$21,027	$27,297,495	$(27,061,163)	$(258,524)	$(1,409,229)
Net (loss)	-	-	-	(1,265)	-	(1,265)
Forgiveness of loans from related parties	-	-	994,040	-	-	994,040
Undertaking of assets and liabilities by related parties	-	-	414,226	-	-	414,226
Foreign currency translation loss	-	-	(202)	-	4	(198)
Balance as of June 30, 2019	21,027,713	$21,027	$27,297,495	$(27,062,428)	$(258,520)	$(2,426)

	Three months ended June 30, 2018
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of March 31, 2018	21,027,713	$21,027	$25,243,101	$(22,108,246)	$(237,809)	$2,918,073
Net (loss)	-	-	-	(4,586,380)	-	(4,586,380)
Stock compensation	-	-	407,700	-	-	407,700
Foreign currency translation loss	-	-	-	-	113,134	113,134
Balance as of June 30, 2018	21,027,713	$21,027	$25,650,801	$(26,694,626)	$(124,675)	$(1,147,473)

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE FISCAL QUARTERS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

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

As of June 30, 2019 and December 31, 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during the three months ended June 30, 2019 and 2018.

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

For the six months ended June 30, 2019 and 2018, $0 and $874,587 stock-based compensation was recognized.

For the three months ended June 30, 2019 and 2018, $0 and $407,701 stock-based compensation was recognized.

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

Exchange rates	June 30, 2019	June 30, 2018	December 31, 2018
Year-end/period-end RMB : US$ exchange rate	6.8747	6.6191	6.8764
Average annual/period RMB : US$ exchange rate	6.7808	6.3665	6.6146

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of June 30, 2019:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Financial assets:
Cash	$35	$-	$-	$35
Total financial assets	$35	$-	$-	$35

As of December 31, 2018:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Audited)	(Audited)	(Audited)	(Audited)
Financial assets:
Cash	$504	$-	$-	$504
Total financial assets	$504	$-	$-	$504

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

U. Going Concern

The Company has suffered from losses from operation and significant accumulated deficits. It’s net loss for the six months ended June 30, 2019 and 2018 were $3,316 and $5,242,555 respectively, and the accumulated losses as of June 30, 2019 and December 31, 2018 were $27,062,428 and $27,059,112, respectively. As of June 30, 2019 and December 31, 2019, the Company has cash and cash equivalents of $35 and $504, respectively and net cash used in operating activities during the six months ended June 30, 2019 and 2018 were $271  and $206,683, respectively. The Company comes to have insufficient cash flows generated from operations and provided for development. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The management determines that additional effort will be required to improve the operation so that the Company may generate more profits to sustain its continuous. The Company may explore the channels to raise additional capital or any opportunities to improve the cash flow in the years to come. Subsequent to the year ended December 31, 2020, the Company had raised $1,050,000 (gross proceeds) and $1,780,000 (gross proceeds) as of April 23, 2021 and July 29, 2021, respectively, from share placement to improve the financial position and cash flow of the Company.

NOTE 3. CASH AND CASH EQUIVALENTS

Cash consisted of the following:

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)	(Audited)
Cash on hand	$-	$-
Cash in banks	35	504
Total cash	$35	$504

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)	(Audited)
At Cost:
Office equipment	$18,320	$18,320
Office furniture	12,723	12,723
Total property and equipment	31,043	31,043
Less: accumulated depreciation	(31,043)	(30,459)
Less: impairment	-	-
Property, plant and equipment, net	$-	$584

Depreciation expense was $0 and $264, respectively for the three months ended June 30, 2019 and 2018.

Depreciation expense was $584 and $4,165, respectively for the six months ended June 30, 2019 and 2018.

NOTE 5. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)	(Audited)
At Cost:
Patent	$-	$-
Software	1,251	1,251
Total intangible assets	1,251	1,251
Less: accumulated amortization	(1,251)	(1,251)
Less: impairment	-	-
Intangible assets, net	$-	$-

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

Amortization expense was $0 and $0, respectively for the three months ended June 30, 2019 and 2018.

Amortization expense was $0 and $0 , respectively for the six months ended June 30, 2019 and 2018.

NOTE 6. RELATED PARTY PAYABLES

Related party payables consisted of the following:

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Beijing Yuxin Shangfang Technology Co., Ltd.	$-	$285,894
Hainan Xin Jing Yuan Co., Ltd.	-	43,627
Xiang, Zuyue, director of SQEC and shareholder	-	102,217
Xiang, Lingqing, employee of SQEC	-	1,504
Lim, Jehn Ming, shareholder of EGOOS BVI	-	1,289
Wang, Yue, director of EGOOS HK	-	161,523
Yang, Mei, shareholder	-	393,963
Li, Ping, director of WOFE	-	4,023
	$-	$994,040

The amounts were provided as working capital to financial the Company’s operations. The amounts are unsecured, interest-free and due on demand.

NOTE 7. RELATED PARTY TRANSACTIONS

For the period ended June 30, 2019, the Company entered into agreements with major shareholders and directors of the subsidiaries of the Company to forgive the Related Party Payables amounting to $994,040 and the details consisted of the followings:

June 30, 2019
(Unaudited)
Beijing Yuxin Shangfang Technology Co., Ltd.	$285,894
Hainan Xin Jing Yuan Co., Ltd.	43,627
Xiang, Zuyue, director of SQEC and shareholder	102,217
Xiang, Lingqing, employee of SQEC	1,504
Lim, Jehn Ming, shareholder of EGOOS BVI	1,289
Wang, Yue, director of EGOOS HK	161,523
Yang, Mei, shareholder	393,963
Li, Ping, director of WOFE	4,023
Forgiveness of Related Party Payables	$994,040

For the period ended June 30, 2019, the Company entered into agreements with major shareholders and directors of the subsidiaries of the Company to assume or receive, as applicable certain assets and liabilities amounting to $414,226 and the details consisted of the followings:

June 30, 2019
(Unaudited)
Other receivable	$277
Prepaid taxes	6,422
Accounts payable	(322,368)
Other payable	(51,806)
Accrued expenses	(46,751)
Net liabilities undertaken by related party	$(414,226)

NOTE 8. Taxation

a)	Corporate Income Taxes

The Company was incorporated in the United States of America (“USA”). The Company did not generate any taxable income from its operations for the six months ended June 30, 2019 and 2018.

The Company was incorporated in the United States (“USA”) and subject to taxes in the United States. The Company did not generate any taxable income from its operations for the six months ended June 30, 2019 and 2018. The Company has evaluated their respective income tax positions and has determined that they do not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through their income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

The components of the income tax expense are as follows:

Six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	-	-
Total	$-	$-

Three months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	-	-
Total	$-	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended June 30, 2019, and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions. For the six months ended June 30, 2019, and 2018, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

b)	Deferred Taxes

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of June 30, 2019 and December 31, 2018, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses’ since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax asset.

c)	Taxes Payable

Taxes payable consisted of the following:

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)	(Audited)
Corporate income tax payable	$-	$-
Franchise tax payable	400	-
Other surtaxes payable	-	-
Total	$400	$-

NOTE 9. STOCKHOLDERS’ EQUITY

Common stock

As of June 30, 2019 and December 31, 2018, the Company had 100,000,000 shares of common stock authorized, 21,027,713 shares issued and outstanding at par value of $0.001 per share.

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

For the six months ended June 30, 2019, no stock option has been issued. For the six months ended June 30, 2018, $874,587 stock option has been issued.

For the three months ended June 30, 2019, no stock option has been issued. For the three months ended June 30, 2018, $407,701 stock option has been issued.

NOTE 10. LOSS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share:

	Six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(3,316)	$(5,143,873)
Denominator:
Weighted average number of common stock outstanding - basic and diluted	21,027,713	21,027,713
Loss per share – Basic and diluted:	$(0.00016)	$(0.25)

	Three months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(1,265)	$(4,473,246)
Denominator:
Weighted average number of common stock outstanding - basic and diluted	21,027,713	21,027,713
Loss per share – Basic and diluted:	$(0.00006)	$(0.22)

NOTE 11. CONCENTRATION OF RISK

a)	Major Customer

The Company has certain customers who represented 10% or more of the Company’s total sales. For the six months ended June 30, 2019, the Company did not generate any revenue. For the six months ended June 30, 2018, the Company generated service revenue from one customer, which represented 100% of the revenue.

b)	Major Vendors and Accounts Payable

The Company has certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the six months ended June 30, 2019, there was no transaction on purchase. For the six months ended June 30, 2018, there was no concentration in any specific vendor.

c)	Credit Risk

The Company maintains cash balances at several financial institutions located in the United States and the PRC. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts located outside of the United States are not insured and may be subject to such risk.

NOTE 12. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2019 and December 31, 2018, the Company had accumulated deficits of $27,062,428 and $27,059,112, respectively, and working capital deficit of current liabilities exceeding current assets by $2,426 and $1,407,178, respectively. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company do not raise all of the money we need from public or private offerings, the Company will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If the Company require additional cash and cannot raise it, the Company will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 13. SIGNIFICANT EVENTS

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

NOTE 14. SUBSEQUENT EVENTS

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

As of June 30, 2019 and December 31, 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

For the six months ended June 30, 2019 and 2018, $0 and $874,587 stock-based compensation was recognized.

For the three months ended June 30, 2019 and 2018, $0 and $407,701 stock-based compensation was recognized.

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

Exchange rates	June 30, 2019	June 30, 2018	December 31, 2018
Year-end/period-end RMB : US$ exchange rate	6.8747	6.6191	6.8764
Average annual/period RMB : US$ exchange rate	6.7808	6.3665	6.6146

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of June 30, 2019:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Financial assets:
Cash	$35	$-	$-	$35
Total financial assets	$35	$-	$-	$35

As of December 31, 2018:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Audited)	(Audited)	(Audited)	(Audited)
Financial assets:
Cash	$504	$-	$-	$504
Total financial assets	$504	$-	$-	$504

Results of Operations

Three Months Ended June 30, 2019 and 2018

For the three months ended June 30, 2019, we did not have any active business operations.

Revenue

There was no revenue for the three months ended June 30, 2019 and 2018 because we ceased all active business operations in the first quarter of 2019 and remained inactive since then.

We generated revenues from our audio banking card operations (including software and hardware) in the past. We have no revenues during the three months ended June 30, 2018 primarily because the number of orders decreased.

Expenses

General and administrative and financial expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting. General and administrative expenses and financial expenses for the three months ended June 30, 2019 were $1,265 as compared to $547,532 for the comparable period ended June 30, 2018, which represented a decrease of $546,267 or approximately 100%. Such decrease in our general and administrative expenses was primarily attributed to the stock compensation expense paid to the management in the three months ended June 30, 2018 and no such expenses in the three months ended June 30, 2019.

Six Months Ended June 30, 2019 and 2018

For the six months ended June 30, 2019, we ceased all active business operations.

Revenue

There was no revenue for the six months ended June 30, 2019 because we ceased all active business operations in 2019.

We generated revenues from our audio banking card operations (including software and hardware) in the six-month period ended June 30, 2018. We have earned $88,908 during the six months ended June 30, 2018.

Expenses

General and administrative and financial expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting. General and administrative expenses and financial expenses for the six months ended June 30, 2019 were $3,316 as compared to $1,205,351 for the comparable period ended June 30, 2018, which represented a decrease of $1,202,035 or approximately 99.7%. Such decrease in our general and administrative expenses was primarily attributed to the stock compensation expense paid to the management in the six months ended June 30, 2018 and no such expenses in the six months ended June 30, 2019.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing.

Working Capital Summary

	As of June 30, 2019	As of December 31, 2018
Current assets	$35	$7,203
Current liabilities	$2,461	$1,414,965
Working capital	$(2,426)	$(1,407,762)

Cash Flows

	Six months ended June 30,
	2019	2018
Cash flows used in operating activities	$(271)	$(206,683)
Cash flows from investing activities	$-	$-
Cash flows from financing activities	$-	$97,748

Cash flows from operating activities

The cash used in operating activities for the six-month period ended June 30, 2019 was $271 compared to $206,683 for the period ended June 30, 2018. The major components of the cash used in operating activities for the period ended June 30, 2019 were net loss in the amount of $3,316, offset by non-cash item $584 in depreciation, increase from accrued expenses in the amount of $2,061 and tax payable in the amount of $400.

Cash flows from investing activities

During the six-month period ended March 30, 2019 and 2018, the Company had no investing activities.

Cash flows from financing activities

The cash provided from financing activities for the six-month period ended June 30, 2019 was $0 compared to $97,748 for the six months ended June 30, 2018. The cash provided from financing activities for the six months ended June 30, 2018 derived from proceeds from related party transactions.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that as of June 30, 2019, our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

As of June 30, 2019, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2019. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

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

Changes in Internal Control over Financial Reporting.

During the six months ended June 30, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Nil during the three months ended June 30, 2019.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE SYNC CORP.

September 24, 2021	By:	/s/ Jiang Hui
Jiang Hui
Chief Executive Officer
(Principal Executive Officer)