Form 10-K
period 2019-12-31
Wave Sync Corp.
filed 2021-09-24
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter approximately $1,185,963 as of June 30, 2019.

As of August 31, 2021, the registrant had 59,327,713 shares of common stock issued and outstanding.

i

EXPLANATORY NOTE

This is an Annual Report on Form 10-K of Wave Sync Corp. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering the year ended December 31, 2019. Readers should be aware that this 10-K is being filed well after the reporting period contained herein and therefore there is more recent information available. This more recent information is also being filed separately around the timing of this filing. This 10-K and other Annual Reports on Form 10-Ks as well as Quarterly Reports on Form 10-Qs are a part of the Company’s effort to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Employees

As of September 20, 2021, we had four (4) full-time employees. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2. PROPERTIES

Wave Sync Corp. is located at 19 West 44th Street, Suite 1001, New York, NY 10036. Our office space is approximately 3,258 square feet. The space is leased by a related party, PX SPAC Capital Inc., and we currently do not pay rent.

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

Stockholders of Record

As of August 31, 2021, we had approximately 128 record holders of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to make such disclosure under Item 6.

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

As of December 31, 2019 and 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

For the years ended December 31, 2019 and 2018, $0 and $1,113,217 stock-based compensation was recognized.

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

Exchange rates	December 31, 2019	December 31, 2018
Year-end/period-end RMB : US$ exchange rate	6.9762	6.8764
Average annual/period RMB : US$ exchange rate	6.8944	6.6146

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

Results of Operations

Years Ended December 31, 2019 and 2018

For the year ended December 31, 2019, we did not have any active business operations.

Revenue

For the years ended December 31, 2019 and 2018, our revenues were $0 and $85,573, respectively, reflecting a decrease of $85,573 or 100%. Such significant revenue decline was due to the suspension of all or substantially all of our business operations in 2019.

Expenses

General and administrative and financial expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting fees. General and administrative expenses and financial expenses for the year ended December 31, 2019 were $33,276 as compared to that of $1,671,264 for the comparable period ended December 31, 2018, which represented a decrease of $1,637,988 or approximately 98%. Such decrease was primarily attributed to the suspension of our operations in 2019.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance our operations, to make capital expenditures and to service our debts. We continue to be dependent on our ability to generate positive cash flows and obtain additional financing to fund our operations.

Working Capital Summary

	As of December 31, 2019	As of December 31, 2018
Current assets	$16	$7,203
Current liabilities	$32,406	$1,414,965
Working capital	$(32,390)	$(1,407,762)

Cash Flows

	Years ended December 31,
	2019	2018
Cash flows used in operating activities	$(286)	$(283,480)
Cash flows from investing activities	$-	$-
Cash flows from financing activities	$-	$308,860

Cash flows from operating activities

The cash used in operating activities for the year ended December 31, 2019 was $286 compared to $283,480 for the year ended December 31, 2018. The major components of the cash used in operating activities for the period ended December 31, 2019 were net loss in the amount of $33,276, offset by non-cash item $584 in depreciation, increase from accrued expenses in the amount of $32,006 and tax payable in the amount of $400. The major components of the cash used in operating activities for the period ended December 31, 2018 were net loss in the amount of $5,607,041, offset by non-cash item $1,113,217 in stock compensation and $2,952,177 in impairment loss on intangible assets and $59,541 in fixed assets, decrease from advance to suppliers in the amount of $36,174 and accounts payable in the amount of $162,602 offset by decrease from other payables $14,225. Other items were insignificant.

Cash flows from investing activities

During the year ended December 31, 2019 and 2018, the Company had no investing activities.

Cash flows from financing activities

The cash provided from financing activities for the year ended December 31, 2019 was $0 compared to $308,860 for the year ended December 31, 2018. The cash provided from financing activities for the year ended December 31, 2018 derived from proceeds from related party transactions.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company’s audited financial statements for the fiscal years ended December 31, 2018 and 2019 begins on page F-1 of this report.

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

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers concluded that our disclosure controls and procedures were, due to certain factors, not effective as of December 31, 2019 to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

We carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

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

Changes in Internal Control over Financial Reporting.

During the years ended December 31, 2018 and 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Position(s)	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Other ($)	Total Compensation ($)
Zuyue Xiang	2019	-	-	-	-	-
Former Chief Executive Officer(1)	2018	-	-	-	-	-

Zhenpeng Gao	2019	-	-	-	-	-
Former Chief Financial Officer(1)	2018	-	-	-	-	-

Yang Liu	2019	-	-	-	-	-
Former Chief Executive Officer(2)	2018	-	-	-	-	-

Mei Yang	2019	-	-	-	-	-
Former Chief Executive Officer(3)	2018	60,000	-	-	-	60,000

Ming Yi	2019	-	-	-	-	-
Former Chief Financial Officer(4)	2018	48,000	-	-	-	48,000

(1)	Mr. Xiang and Mr. Gao were removed as officers of the Company on February 25, 2021. Mr. Xiang and Mr. Gao were appointed as the Company’s CEO and CFO, respectively, on February 4, 2019, effective January 29, 2019.
(2)	Mr. Yang Liu resigned as the CEO on August 22, 2018, effective August 30, 2018.
(3)	Ms. Mei Yang became the CEO on August 30, 2018 and resigned on February 6, 2019, effective as of January 29, 2019.
(4)	Mr. Ming Yi resigned as the CFO on August 23, 2018, effective August 30, 2018.

Outstanding Equity Awards at Fiscal Year-End

The Company did not have any outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers for the years ended December 31, 2018 and 2019. Options which the Company had granted to Mr. Yang Liu were forfeited effective upon his resignation as our chief executive officer on August 30, 2018.

Director Compensation

We did not pay any compensation to directors of the Company in the years of 2018 or 2019 for services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information known to us regarding the beneficial ownership of our Common Stock as of August 25, 2021 for:

●	each person we believe beneficially holds more than 5% of our outstanding common shares (based solely on our review of SEC filings);

●	each of our “named executive officers” and directors; and

●	all of our current directors and executive officers as a group.

The number of shares beneficially owned by a person includes shares issuable under options, warrants and other securities convertible into the Common Stock held by that person and that are currently exercisable or that become exercisable within 60 days from August 25, 2021. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options, warrants and other convertible securities currently exercisable or that become exercisable within 60 days from August 25, 2021 are outstanding. Nevertheless, shares of the Common Stock that are issuable upon exercise of presently unexercised options, warrants and other convertible securities are not deemed to be outstanding for purposes of calculating the “Percentage of Shares Beneficially Owned” by any other person or any other group.

Except as otherwise indicated in the table or its footnotes, the persons in the table below have sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

As of August 25, 2021, we had 59,327,713 shares of the Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage
Directors and Executive Officers
Jiang Hui	0	-
Hon Man Yun	0	-
Hong Chen	0	-
Xiaoyue Zhang	0	-
Ming Yi	43,187	*
All directors and executive officers as a group (5 persons)	43,187	*

5% Holders
PX SPAC Capital Inc.	25,000,000	42.14%
Coco Han	5,000,000	8.43%
Yue Wang	3,300,000	5.56%
Hare & Co	3,077,966	5.18%
Zuyue Xiang	3,000,000	5.05%

*	less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 19 West 44th Street, Suite 1001, New York, NY 10036. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

For the year ended December 31, 2019, the Company entered into agreement with major shareholders and directors of the subsidiaries of the Company to forgive related party payables amounting to $994,040 and the details consisted of the following:

December 31, 2019
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

December 31, 2019
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

Director Independence

We believe that Hong Chen, Xiaoyue Zhang and Ming Yi, are “independent” directors as defined by the Nasdaq Market Place Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed to the Company by its independent auditors, Centurion ZD CPA & Co. in for the services rendered in 2021 for the year of 2019 and WWC, Professional Corporation in 2018.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2019	$27,000	$-	$-	$-
2018	$35,000	$-	$-	$-

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

(2) Financial Statement Schedule: None.

(3) Exhibits

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Certificate of Amendment to Certificate of Incorporation (3)
3.4	Certificate of Amendment to Certificate of Incorporation (4)
3.5	Certificate of Amendment to Certificate of Incorporation (5)
3.4	Amended and Restated Bylaws of the Registrant (6)
4.1	Description of Registrant’s Securities (9)
10.1	Exclusive Service Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (7)
10.2	Voting Rights Proxy Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (7)
10.3	Equity Pledge Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (7)
10.4	Call Option Agreement, dated August 5, 2015, by and among Guangzhou Yuzhi, its shareholders, Shenzhen Exce-card, Guangzhou Rongsheng and the WFOE (7)
10.5	Unofficial English translation of Cooperation Agreement, dated July 23, 2014, by and between Shenzhen Exce-card and Hengbao (5)
10.6	Unofficial English translation of Cooperation Agreement, dated July 7, 2014, by and between Shenzhen Exce-card and Tianyu (5)
10.7	Unofficial English translation of Cooperation Agreement, dated September 28, 2015, by and between Shenzhen Exce-card and Hengbao (5)
10.8	Unofficial English translation of Preparation Service Agreement, dated May 1, 2015, by and between Shenzhen Exce-card and Tianyu (5)
10.9	Convertible note exchange agreement, dated March 17, 2017, by and among Wave Sync Corp., Zaixian Wang and Mei Yang (8)
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to 8-K filed with the SEC on December 20, 2007.
(2)	Incorporated by reference to 10-QSB filed with the SEC on May 15, 2008.
(3)	Incorporated by reference to 8-K filed with the SEC on February 11, 2011.
(4)	Incorporated by reference to 8-K as filed with the SEC on September 3, 2015.
(5)	Incorporated by reference to 8-K filed with the SEC on December 14, 2015.
(6)	Incorporated by reference to 10-QSB filed with SEC on May 15, 2008.
(7)	Incorporated by reference to 8-K filed with the SEC October 20, 2015.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 23, 2017.
(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on August 3, 2021.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 24, 2021

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

Signature	Title	Date

/s/ Jiang Hui	Chief Executive Officer and Director	September 24, 2021
Jiang Hui	(Principal Executive Officer)

/s/ Hon Man Yun	Chief Financial Officer and Director (Principal Financial Officer)	September 24, 2021
Hon Man Yun

/s/ Hong Chen	Director	September 24, 2021
Hong Chen

/s/ Xiaoyue Zhang	Director	September 24, 2021
Xiaoyue Zhang

/s/ Ming Yi	Director	September 24, 2021
Ming Yi

Wave Sync Corp.

Audited Consolidated Financial Statements

As of December 31, 2019 and 2018

(Stated in US Dollars)

WAVE SYNC CORP. AND SUBSIDIARIES

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)

Unit 1304, 13/F., Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong

香港紅磡德豐街22號海濱廣場二期13樓1304室

Tel : (852) 2126 2388      Fax: (852) 2122 9078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of Wave Sync Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wave Sync Corp. and its subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows, for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the consolidated results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA& Co.

Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2021.

Hong Kong, China

September 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wave Sync Corp.

Opinion of the Financial Statements

We have audited the accompanying balance sheets of Wave Sync Corp. (the “Company”) as of December 31, 2018 , and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

(Stated in US Dollars)

	As of December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$16	$504
Other receivable	-	277
Advance to suppliers	-	-
Prepaid expenses	-	-
Prepaid taxes	-	6,422
Due from related parties	-	-
Total Current Assets	16	7,203
Non-current assets
Property and Equipment, net	-	584
Intangible assets, net	-	-
Deferred Tax Assets	-	-
Total Assets	$16	$7,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$322,368
Other payables	-	51,806
Accrued expenses	32,006	46,751
Related party payable	-	994,040
Taxes payable	400	-
Total Current Liabilities	32,406	1,414,965
Provision of other liabilities	-	-
Deferred tax liabilities	-	-
Total Liabilities	$32,406	$1,414,965

Commitment and contingencies

Shareholders’ equity
Common Stock ($0.001 par value, 100,000,000 shares authorized, 21,027,713 and 21,027,713 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	$21,027	$21,027
Additional paid in capital	27,297,495	25,889,431
Accumulated deficits	(27,092,388)	(27,059,112)
Accumulated other comprehensive loss	(258,524)	(258,524)
Total Shareholders’ Equity	(32,390)	(1,407,178)
Total Liabilities and Shareholders’ Equity	$16	$7,787

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Stated in US Dollars)

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue	$-	$85,573
Cost of revenue	-	84,015
Gross profit	-	1,558

Operating expenses
General and administrative expenses	33,276	1,671,264
Financial expenses	-	-
Total Operating expenses	33,276	1,671,264
Loss from operations	(33,276)	(1,669,706)

Other income (expenses)
Interest income	-	26
Interest expense	-	-
Other expenses	-	(3,943,408)
Other income	-	6,047
Impairment loss	-	-
Total other (expenses) income, net	-	(3,937,335)

Loss before income tax expenses	(33,276)	(5,607,041)
Income tax expenses	-	-
Net loss	$(33,276)	$(5,607,041)
Other comprehensive loss
Foreign currency translation (loss) gain	-	(35,167)
Comprehensive loss	$(33,276)	$(5,642,208)

Weighted average number of shares, basic and diluted	21,027,713	21,027,713
Basic and diluted loss per share	$(0.00158)	$(0.27)

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Stated in US Dollars)

	Years ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(33,276)		$(5,607,041)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	584		7,081
Stock compensation	-		1,113,217
Impairment loss on intangible assets	-		3,952,177
Impairment loss on fixed assets	-		59,541
Changes in operating assets and liabilities:
Other receivables	-		7,066
Advance to suppliers	-		36,174
Prepaid expenses and taxes	-		6,851
Accounts payable	-		162,602
Accrued expenses	32,006		(668)
Other payables	-		(14,335)
Tax payable	400		(6,145)
Net cash (used in)/provided by operating activities	$(286)		$(283,480)

Cash flows from investing activities:
Purchases of property and equipment	-		-
Net cash (used in)/provided by investing activities	$-		$-

Cash flows from financing activities:
Proceeds from related party	-		-
Repayment to a related party	-		308,860
Net cash provided by/ (used in) financing activities	$-		$308,860

Effect of exchange rate changes on cash	(202)		(35,222)

Net increase (decrease) in cash	$(488)		$(9,842)
Cash at beginning of year	504		10,346
Cash at end of year	$16		$504

Supplemental disclosure of cash flow information
Interest received	$-		$26
Interest paid	-		-
Income taxes paid	-		-
Non- cash operating and financing activities:
Forgiveness of loans from related parties	$(994,040)		$-
Undertaking of assets and liabilities by related parties	$(414,226)	$

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Stated in US Dollars)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Shareholders’
	Shares	Amount	Capital	deficit	income	Equity
Balance as of December 31, 2017	21,027,713	$21,027	$24,776,214	$(21,452,071)	$(223,357)	$3,121,813
Stock compensation expense	-	-	1,113,217	-	-	1,113,217
Net (loss)	-	-	-	(5,607,041)	-	(5,607,041)
Foreign currency translation loss	-	-	-	-	(35,167)	(35,167)
Balance as of December 31, 2018	21,027,713	$21,027	$25,889,431	$(27,059,112)	$(258,524)	$(1,407,178)
Net (loss)	-	-	-	(33,276)	-	(33,276)
Forgiveness of loan from related parties	-	-	994,040	-	-	994,040
Undertaking of assets and liabilities by related parties	-	-	414,226	-	-	414,226
Foreign currency translation loss	-	-	(202)	-	-	(202)
Balance as of December 31, 2019	21,027,713	$21,027	$27,297,495	$(27,092,388)	$(258,524)	$(32,390)

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

As of December 31, 2019 and 2018, the detailed identities of the consolidating subsidiaries are as follows:

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

For the years ended December 31, 2019 and 2018, $0 and $1,113,217 stock-based compensation was recognized.

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

Exchange rates	December 31, 2019	December 31, 2018
Year-end/period-end RMB : US$ exchange rate	6.9762	6.8764
Average annual/period RMB : US$ exchange rate	6.8944	6.6146

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

T. Going Concern

The Company has suffered from losses from operation and significant accumulated deficits. It’s net loss for the year ended December 31, 2019 and 2018 were $33,276 and $5,607,041 respectively, and the accumulated losses as of December 31, 2019 and 2018 were $27,092,388 and $27,059,112, respectively. As of December 31, 2020 and 2019, the Company has cash and cash equivalents of $16 and $504, respectively and net cash used in operating activities during the year ended December 31, 2019 and 2018 were $286 and $283,480, respectively. The Company comes to have insufficient cash flows generated from operations and provided for development. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The management determines that additional effort will be required to improve the operation so that the Company may generate more profits to sustain its continuous. The Company may explore the channels to raise additional capital or any opportunities to improve the cash flow in the years to come. Subsequent to the year ended December 31, 2020, the Company had raised $1,050,000 (gross proceeds) and $1,780,000 (gross proceeds) as of April 23, 2021 and July 29, 2021, respectively, from share placement to improve the financial position and cash flow of the Company.

NOTE 3. CASH AND CASH EQUIVALENTS

Cash consisted of the following:

	As of December 31, 2019	As of December 31, 2018
Cash on hand	$-	$-
Cash in banks	16	504
Total cash	$16	$504

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of December 31, 2019	As of December 31, 2018
At Cost:
Office equipment	$18,320	$18,320
Office furniture	12,723	12,723
Total property and equipment	31,043	31,043
Less: accumulated depreciation	(31,043)	(30,459)
Less: impairment	-	-
Property, plant and equipment, net	$-	$584

Depreciation expense was $584 and $7,081, respectively for the years ended December 31, 2019 and 2018.

NOTE 5. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of December 31, 2019	As of December 31, 2018
At Cost:
Patent	$-	$-
Software	1,251	1,251
Total intangible assets	1,251	1,251
Less: accumulated amortization	(1,251)	(1,251)
Less: impairment	-	-
Intangible assets, net	$-	$-

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

Amortization expense was $0 and $0, respectively for the years ended December 31, 2019 and 2018.

NOTE 6. RELATED PARTY PAYABLE

The details of Related Party Payables consisted of the followings:

	December 31, 2019	December 31, 2018
Beijing Yuxin Shangfang Technology Co., Ltd.	$-	$285,894
Hainan Xin Jing Yuan Co., Ltd.	-	43,627
Xiang, Zuyue, director of SQEC and shareholder	-	102,217
Xiang, Lingqing, employee of SQEC	-	1,504
Lim, Jehn Ming, shareholder of EGOOS BVI	-	1,289
Wang, Yue, director of EGOOS HK	-	161,523
Yang, Mei, shareholder	-	393,963
Li, Ping, director of WOFE	-	4,023
Forgiveness of Related Party Payables	$-	$994,040

NOTE 7. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2019, the Company entered into agreements with major shareholders and directors of the subsidiaries of the Company to forgive the Related Party Payables amounting to $994,040 and the details consisted of the followings:

December 31, 2019
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

December 31, 2019
Other receivable	$277
Prepaid taxes	6,422
Accounts payable	(322,368)
Other payable	(51,806)
Accrued expenses	(46,751)
Net liabilities undertaken by related party	$(414,226)

NOTE 8. TAXATION

a)	Corporate Income Taxes

The Company was incorporated in the United States of America (“USA”). The Company did not generate any taxable income from its operations for the years ended December 31, 2019 and 2018.

The Company was incorporated in the United States (“USA”) and subject to taxes in the United States. The Company did not generate any taxable income from its operations for the years ended December 31, 2019 and 2018. The Company has evaluated their respective income tax positions and has determined that they do not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through their income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

The components of the income tax expense are as follows:

	Year ended December 31, 2019	Year ended December 31, 2018
Current	$-	$-
Deferred	-	-
Total	$-	$-

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

c)	Taxes Payable

Taxes payable consisted of the following:

	As of December 31, 2019	As of December 31, 2018
Corporate income tax payable	$-	$-
Franchise tax payable	400	-
Other surtaxes payable	-	-
Total	$400	$-

NOTE 9. STOCKHOLDERS’ EQUITY

Common stock

As of December 31, 2019 and 2018, the Company had 100,000,000 shares of common stock, par value of $0.001 per share, authorized, 21,027,713 of which shares were issued and outstanding.

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

For the years ended December 31, 2019, no stock option has been issued.

NOTE 10. LOSS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share:

	For the years ended December, 31
	2019	2018
Numerator:
Net loss	$(33,276)	$(5,607,041)
Denominator:
Weighted average number of common stock outstanding - basic and diluted	21,027,713	21,027,713
Loss per share – Basic and diluted:	$(0.00158)	$(0.27)

NOTE 11. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2019 and 2018, the Company had accumulated deficits of $27,092,388 and $27,059,112, respectively, and working capital deficit of current liabilities exceeding current assets by $32,390 and $1,407,762, respectively. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company do not raise all of the money we need from public or private offerings, the Company will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If the Company require additional cash and cannot raise it, the Company will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 12. CONCENTRATION OF RISK

a)	Major Customer

The Company has certain customers who represented 10% or more of the Company’s total sales. For the year ended December 31, 2019, the Company did not generate any revenue. For the year ended December 31, 2018, the Company generated service revenue from one customer, which represented 100% of the revenue.

b)	Major Vendors and Accounts Payable

The Company has certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the year ended December 31, 2019, there was no transaction on purchase. For the year ended December 31, 2018, there was no concentration in any specific vendor.

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

The Agreement continued in effect for a period of three (3) months from the Commencement Date and might be terminated upon thirty (30) days of written notice by either party after the three (3) months. Should the Company effectuate a transaction (as defined in the Agreement) with any of the Target(s) identified by Advisor in the eighteen (18)-month period after termination of Agreement, Advisor will be due the Commission Fee. JSC also has a right of first refusal with respect to any financings that the Company decides to commence during the 18-month period following the consummation of a Transaction (as defined in the Agreement”).

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

On July 29, 2021, the Company entered into subscription agreements with four accredited investors for the sale and issuance of seventeen million and eighty hundred thousand shares (17,800,000) shares of common stock at a per-share price of $0.10 for aggregate gross proceeds of $1,780,000 (the “Private Placement II”). . The Company closed the Private Placement II on July 30, 2021 and intends to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement II is exempt from the registration requirements the Securities Act, in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D and Regulation S thereunder.

Except for the above mentioned matters, no other material events are required to be adjusted or disclosed as of the report date of the consolidated financial statements.