Form 10-Q
period 2020-03-31
Wave Sync Corp.
filed 2021-09-24
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

i

EXPLANATORY NOTE

This is a 10-Q Quarterly Report of Wave Sync Corp. (the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering the three month period ended March 31, 2020. Readers should be aware that this 10-Q is being filed well after the reporting period contained herein and therefore there is more recent information available. This more recent information is also being filed separately around the timing of this filing. This 10-Q and other Quarterly Reports on Form 10-Qs as well as Annual Reports on Form 10-Ks are a part of the Company’s effort to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

ii

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

iii

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019
(Stated in US Dollars)

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$15	$16
Other receivable	-	-
Advance to suppliers	-	-
Prepaid expenses	-	-
Prepaid taxes	-	-
Due from related parties	-	-
Total Current Assets	15	16
Non-current assets
Property and Equipment, net	-	-
Intangible assets, net	-	-
Deferred Tax Assets	-	-
Total Assets	$15	$16

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$-
Other payables	-	-
Accrued expenses	36,001	32,006
Related party payables	-	-
Taxes payable	800	400
Total Current Liabilities	36,801	32,406
Provision of other liabilities	-	-
Deferred tax liabilities	-	-
Total Liabilities	$36,801	$32,406

Commitment and contingencies

Shareholders’ equity
Common Stock ($0.001 par value, 100,000,000 shares authorized, 21,027,713 and 21,027,713 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	$21,027	$21,027
Additional paid in capital	27,297,495	27,297,495
Accumulated deficits	(27,096,784)	(27,092,388)
Accumulated other comprehensive loss	(258,524)	(258,524)
Total Shareholders’ Equity	(36,786)	(32,390)
Total Liabilities and Shareholders’ Equity	$15	$16

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

(Stated in US Dollars)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	4,396	1,919
Financial expenses	-	132
Total Operating expenses	4,396	2,051
Loss from operations	(4,396)	(2,051)

Other income (expenses)
Interest income	-	-
Interest expense	-	-
Other expenses	-	-
Other income	-	-
Impairment loss	-	-
Total other (expenses) income, net	-	-

Loss before income tax expenses	(4,396)	(2,051)
Income tax expenses	-	-
Net loss	$(4,396)	$(2,051)
Other comprehensive loss
Foreign currency translation (loss) gain	-	-
Comprehensive loss	$(4,396)	$(2,051)

Weighted average number of shares, basic and diluted	21,027,713	21,027,713
Basic and diluted loss per share	$(0.00021)	$(0.00010)

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

(Stated in US Dollars)

	Three months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,396)	$(2,051)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	584
Stock compensation	-	-
Changes in operating assets and liabilities:
Other receivables	-	277
Advance to suppliers	-	-
Prepaid expenses and taxes	-	1,476
Accounts payable	-	(217,419)
Accrued expenses	3,996	(45,816)
Other payables	-	262,355
Tax payable	400	400
Net cash (used in)/provided by operating activities	$-	$(194)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Net cash (used in)/provided by investing activities	$-	$-

Cash flows from financing activities:
Proceeds from related party	-	-
Repayment to a related party	-	-
Net cash provided by/ (used in) financing activities	$-	$-

Effect of exchange rate changes on cash	(1)	-

Net increase (decrease) in cash	$-	$(194)
Cash at beginning of year	16	504
Cash at end of period	$15	$310

Supplemental disclosure of cash flow information
Interest received	$-	$-
Interest paid	-	-
Income taxes paid	-	-
Non- cash financing activities
Forgiveness of loans from related parties	$-	$-
Undertaking of assets and liabilities by related parties	$-	$-

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

(Stated in US Dollars)

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

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

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

As of March 31, 2020 and December 31, 2019, the detailed identities of the consolidating subsidiaries are as follows:

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

D. Unaudited Interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

The consolidated balance sheets and certain comparative information as of December 31, 2019 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2019 (“2019 Annual Financial Statements”), included in the Company’s 2019 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2019 Annual Financial Statements.

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during the three months ended March 31, 2020 and 2019.

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

For the three months ended March 31, 2020 and 2019, $0 and $0 stock-based compensation was recognized.

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

Exchange rates	March 31, 2020	March 31, 2019	December 31, 2019
Year-end/period-end RMB : US$ exchange rate	7.0216	6.7335	6.9762
Average annual/period RMB : US$ exchange rate	6.9798	6.7468	6.8944

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of March 31, 2020:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Financial assets:
Cash	$15	$-	$-	$15
Total financial assets	$15	$-	$-	$15

As of December 31, 2019:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Audited)	(Audited)	(Audited)	(Audited)
Financial assets:
Cash	$16	$-	$-	$16
Total financial assets	$16	$-	$-	$16

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

U. Going Concern

The Company has suffered from losses from operation and significant accumulated deficits. It’s net loss for the three months ended March 31, 2020 and 2019 were $4,396 and $2,051 respectively, and the accumulated losses as of March 31, 2020 and December 31, 2019 were $27, 096,784 and $27,092,388, respectively. As of March 31, 2020 and December 31, 2019, the Company has cash and cash equivalents of $15 and $16, respectively and net cash used in operating activities during the three months ended March 31, 2020 and 2019 were $0 and $194, respectively. The Company comes to have insufficient cash flows generated from operations and provided for development. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The management determines that additional effort will be required to improve the operation so that the Company may generate more profits to sustain its continuous. The Company may explore the channels to raise additional capital or any opportunities to improve the cash flow in the years to come. Subsequent to the year ended December 31, 2020, the Company had raised $1,050,000 (gross proceeds) and $1,780,000 (gross proceeds) as of April 23, 2021 and July 29, 2021, respectively, from share placement to improve the financial position and cash flow of the Company.

NOTE 3. CASH AND CASH EQUIVALENTS

Cash consisted of the following:

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)	(Audited)
Cash on hand	$-	$-
Cash in banks	15	16
Total cash	$15	$16

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)	(Audited)
At Cost:
Office equipment	$18,320	$18,320
Office furniture	12,723	12,723
Total property and equipment	31,043	31,043
Less: accumulated depreciation	(31,043)	(31,043)
Less: impairment	-	-
Property, plant and equipment, net	$-	$-

Depreciation expense was $0 and $584, respectively for the three months ended March 31, 2020 and 2019.

NOTE 5. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following:

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)	(Audited)
At Cost:
Patent	$-	$-
Software	1,251	1,251
Total intangible assets	1,251	1,251
Less: accumulated amortization	(1,251)	(1,251)
Less: impairment	-	-
Intangible assets, net	$-	$-

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

Amortization expense was $0 and $0, respectively for the three months ended March 31, 2020 and 2019.

NOTE 6. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2019, the Company entered into agreements with major shareholders and directors of the subsidiaries of the Company to forgive the Related Party Payables amounting to $994,040 and the details consisted of the followings:

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Beijing Yuxin Shangfang Technology Co., Ltd.	$-	$285,894
Hainan Xin Jing Yuan Co., Ltd.	-	43,627
Xiang, Zuyue, director of SQEC and shareholder	-	102,217
Xiang, Lingqing, employee of SQEC	-	1,504
Lim, Jehn Ming, shareholder of EGOOS BVI	-	1,289
Wang, Yue, director of EGOOS HK	-	161,523
Yang, Mei, shareholder	-	393,963
Li, Ping, director of WOFE	-	4,023
Forgiveness of Related Party Payables	$-	$994,040

For the year ended December 31, 2019, the Company entered into agreements with major shareholders and directors of the subsidiaries of the Company to assume or receive, as applicable certain assets and liabilities amounting to $414,226 and the details consisted of the followings:

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Other receivable	$-	$277
Prepaid taxes	-	6,422
Accounts payable	-	(322,368)
Other payable	-	(51,806)
Accrued expenses	-	(46,751)
Net liabilities undertaken by related party	$-	$(414,226)

NOTE 7. Taxation

a)	Corporate Income Taxes

The Company was incorporated in the United States of America (“USA”). The Company did not generate any taxable income from its operations for the three months ended March 31, 2020 and 2019.

The Company was incorporated in the United States (“USA”) and subject to taxes in the United States. The Company did not generate any taxable income from its operations for the three months ended March 31, 2020 and 2019. The Company has evaluated their respective income tax positions and has determined that they do not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through their income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

The components of the income tax expense are as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	-	-
Total	$-	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended March 31, 2020, and 2019, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

b)	Deferred Taxes

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of March 31, 2020 and December 31, 2019, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses’ since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax asset.

c)	Taxes Payable

Taxes payable consisted of the following:

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)	(Audited)
Corporate income tax payable	$-	$-
Franchise tax payable	800	400
Other surtaxes payable	-	-
Total	$800	$400

NOTE 8. STOCKHOLDERS’ EQUITY

Common stock

As of March 31, 2020 and December 31, 2019, the Company had 100,000,000 shares of common stock authorized, 21,027,713 shares issued and outstanding at par value of $0.001 per share.

NOTE 9. LOSS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share:

	Three months ended March 31, 2020	Three months ended March 31, 2019
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(4,396)	$(2,051)
Denominator:
Weighted average number of common stock outstanding - basic and diluted	21,027,713	21,027,713
Loss per share – Basic and diluted:	$(0.00021)	$(0.00010)

NOTE 10. CONCENTRATION OF RISK

a)	Credit Risk

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

As of March 31, 2020 and December 31, 2019, the Company had accumulated deficits of $27,096,784 and $27,092,388, respectively, and working capital deficit of current liabilities exceeding current assets by $36,786 and $32,390, respectively. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company do not raise all of the money we need from public or private offerings, the Company will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If the Company require additional cash and cannot raise it, the Company will either have to suspend operations or cease business entirely.

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

As of March 31, 2020 and December 31, 2019, the detailed identities of the consolidating subsidiaries are as follows:

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

Unaudited Interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

The consolidated balance sheets and certain comparative information as of December 31, 2019 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2019 (“2019 Annual Financial Statements”), included in the Company’s 2019 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2019 Annual Financial Statements.

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

For the three months ended March 31, 2020 and 2019, $0 and $0 stock-based compensation was recognized.

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

Exchange rates	March 31, 2020	March 31, 2019	December 31, 2019
Year-end/period-end RMB : US$ exchange rate	7.0216	6.7335	6.9762
Average annual/period RMB : US$ exchange rate	6.9798	6.7468	6.8944

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of March 31, 2020:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Financial assets:
Cash	$15	$-	$-	$15
Total financial assets	$15	$-	$-	$15

As of December 31, 2019:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Audited)	(Audited)	(Audited)	(Audited)
Financial assets:
Cash	$16	$-	$-	$16
Total financial assets	$16	$-	$-	$16

Results of Operations

Three Months Ended March 31, 2020 and 2019

For the three months ended March 31, 2020 and 2019, we ceased all active business operations.

Revenue

There was no revenue for the three months ended March 31, 2020 and 2019 because we ceased all active business operations in 2019 and remained inactive since then.

Expenses

General and administrative and financial expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting. General and administrative expenses and financial expenses for the three months ended March 31, 2020 were $4,396 as compared to $2,051 for the comparable period ended March 31, 2019, which represented an increase of $2,345 or approximately 114%. Such increase was primarily attributed to the increase of corporate overhead.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing.

Working Capital Summary

	As of March 31, 2020	As of December 31, 2019
Current assets	$15	$16
Current liabilities	$36,801	$32,406
Working capital	$(36,786)	$(32,390)

Cash Flows

	Three months ended March 31,
	2020	2019
Cash flows used in operating activities	$-	$(194)
Cash flows from investing activities	$-	$-
Cash flows from financing activities	$-	$-

We did not have significant active cash flow activities during the three months ended March 31, 2020 and 2019.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that as of March 31, 2020, our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

As of March 31, 2020, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2020. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

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

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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