Form 10-Q
period 2021-09-30
Wave Sync Corp.
filed 2021-11-12
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	n/a

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding As of November 8, 2021
Common stock, par value $0.001	12,865,992

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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(Stated in US Dollars)

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,690,662	$3
Other receivable	20,000	-
Advance to suppliers	-	-
Prepaid expenses	-	-
Prepaid taxes	-	-
Due from related parties	12,740	-
Total Current Assets	1,723,402	3
Non-current assets
Long term investment	750,000	-
Property and Equipment, net	94,063	-
Intangible assets, net	-	-
Deferred Tax Assets	-	-
Total Assets	$2,567,465	$3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$-
Other payables	-	-
Accrued expenses	34,656	71,044
Related party payables	37,493	-
Taxes payable	1,200	800
Total Current Liabilities	73,349	71,844
Provision of other liabilities	-	-
Deferred tax liabilities	-	-
Total Liabilities	$73,349	$71,844

Commitment and contingencies

Shareholders’ equity
Common Stock ($0.001 par value, 100,000,000 shares authorized, 59,327,713 and 21,027,713 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	$59,327	$21,027
Additional paid in capital	31,054,375	27,297,495
Accumulated deficits	(28,361,062)	(27,131,839)
Accumulated other comprehensive loss	(258,524)	(258,524)
Total Shareholders’ Equity	2,494,116	(71,841)
Total Liabilities and Shareholders’ Equity	$2,567,465	$3

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE FISCAL QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

(Stated in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	1,186,690	2,014	1,228,504	10,424
Financial expenses	39	1	719	13
Total Operating expenses	1,186,729	2,015	1,229,223	10,437
Loss from operations	(1,186,729)	(2,015)	(1,229,223)	(10,437)

Other income (expenses)
Interest income	-	-	-	-
Interest expense	-	-	-	-
Other expenses	-	-	-	-
Other income	-	-	-	-
Impairment loss	-	-	-	-
Total other (expenses) income, net	-	-	-	-

Loss before income tax expenses	(1,186,729)	(2,015)	(1,229,223)	(10,437)
Income tax expenses	-	-	-	-
Net loss	$(1,186,729)	$(2,015)	$(1,229,223)	$(10,437)
Other comprehensive loss
Foreign currency translation (loss) gain	-	-	-	-
Comprehensive loss	$(1,186,729)	$(2,015)	$(1,229,223)	$(10,437)

Weighted average number of shares, basic and diluted	49,355,974	21,027,713	36,281,899	21,027,713
Basic and diluted loss per share	$(0.02404)	$(0.00010)	$(0.03388)	$(0.00050)

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

(Stated in US Dollars)

	Nine months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,229,223)	$(10,437)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,938	-
Stock compensation	-	-
Changes in operating assets and liabilities:
Other receivables	(20,000)	-
Advance to suppliers	-	-
Prepaid expenses	-	-
Accounts payable	-	-
Accrued expenses	(36,389)	10,024
Other payables	-	-
Due from related parties	(12,740)	-
Tax payable	400	400
Net cash (used in)/provided by operating activities	$(1,292,014)	$(13)

Cash flows from investing activities:
Purchases of property and equipment	(100,000)	-
Purchases of long term investment	(750,000)	-
Net cash (used in)/provided by investing activities	$(850,000)	$-

Cash flows from financing activities:
Proceeds from related party	37,493	-
Repayment to a related party	-	-
Proceeds from share placing (net of offering cost of $35,000)	3,795,180	-
Net cash provided by/ (used in) financing activities	$3,832,673	$-

Effect of exchange rate changes on cash	-	-

Net increase (decrease) in cash	$1,690,659	$(13)
Cash at beginning of year	3	16
Cash at end of period	$1,690,662	$3

Supplemental disclosure of cash flow information
Interest received	$-	$-
Interest paid	-	-
Income taxes paid	-	-
Non- cash financing activities
Forgiveness of loans from related parties	$-	$-
Undertaking of assets and liabilities by related parties	$-	$-

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE FISCAL QUARTERS SEPTEMBER 30, 2021 AND 2020 (Unaudited)

(Stated in US Dollars)

	Nine months ended September 30, 2021
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of December 31, 2020	21,027,713	$21,027	$27,297,495	$(27,131,839)	$(258,524)	$(71,841)
Proceeds from issuance of share, net	38,300,000	38,300	3,756,880	-	-	3,795,180
Net (loss)	-	-	-	(1,229,223)	-	(1,229,223)
Foreign currency translation loss	-	-	-	-	-	-
Balance as of September 30, 2021	59,327,713	$59,327	$31,054,375	$(28,361,062)	$(258,524)	$2,494,116

	Nine months ended September 30, 2020
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of December 31, 2019	21,027,713	$21,027	$27,297,495	$(27,092,388)	$(258,524)	$(32,390)
Net (loss)	-	-	-	(10,437)	-	(10,437)
Foreign currency translation loss	-	-	-	-
Balance as of September 30, 2020	21,027,713	$21,027	$27,297,495	$(27,102,825)	$(258,524)	$(42,827)

	Three months ended September 30, 2021
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of June 30, 2021	31,527,713	$31,527	$28,301,995	$(27,174,333)	$(258,524)	$900,665
Proceeds from issuance of share, net	27,800,000	27,800	2,752,380	-	-	2,780,180
Net (loss)	-	-	-	(1,186,729)	-	(1,186,729)
Foreign currency translation loss	-	-	-	-	-	-
Balance as of September 30, 2021	59,327,713	$59,327	$31,054,375	$(28,361,062)	$(258,524)	$2,494,116

	Three months ended September 30, 2020
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	capital	deficit	income	Equity
Balance as of June 30, 2020	21,027,713	$21,027	$27,297,495	$(27,100,810)	$(258,525)	$(40,813)
Net (loss)	-	-	-	(2,015)	-	(2,015)
Foreign currency translation loss	-	-	-	-	1	1
Balance as of September 30, 2020	21,027,713	$21,027	$27,297,495	$(27,102,825)	$(258,524)	$(42,827)

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE FISCAL QUARTERS ENDED SEPTEMBER 30, 2021 AND 2020 (Unaudited)

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

Share Purchase Agreement

On October 19, 2015, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with EGOOS Mobile Technology Company Limited, a British Virgin Islands holding company (“EGOOS BVI”), which owns 100% of EGOOS Mobile Technology Company Limited, a Hong Kong company (“EGOOS HK”), which owns 100% of Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”), a foreign investment enterprise organized under the laws of the PRC, and which has, through various contractual agreements known as variable interest entity (“VIE”) agreements. These VIE agreements provided the WOFE management control and the rights to the profits of Guangzhou Yuzhi Information Technology Co., Ltd., a corporation organized under the laws of the PRC as a variable interest entity (“GZYZ”), which owns 100% of Shenzhen Qianhai Exce-card Technology Co., Ltd., a Chinese corporation (“SQEC”), which owned 100% of Guangzhou Rongsheng Information Technology Co., Ltd., a Chinese corporation (“GZRS”) and the sole shareholder of EGOOS BVI. The VIE agreements included: (1) an Exclusive Service Agreement between WOFE and GZYZ, which entitles WOFE to receive substantially all of the economic benefits of GZYZ in consideration for services provided by WOFE to GZYZ, (2) a Call Option Agreement with the shareholders of GZYZ, Yang Wenbin and Li Ping, allowing the WOFE to acquire all the shares of GZYZ as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WOFE with the all voting rights of the GZYZ’s shareholders, and (4) an Equity Pledge Agreement that pledged the shares in GZYZ to WOFE. Management has assessed the terms of the VIE agreements and determined that the Company was the primary beneficiary of those agreements based on Management’s ability to direct the use and disposition of GZYZ assets including the payment of future profits to the Company. Management also determined the Company had implicitly provided financial support to GYZY; accordingly, Management believed that GZYZ and its subsidiaries should be consolidated as variable interest entities of the Company.

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

As of September 30, 2021 and December 31, 2020, the detailed identities of the consolidating subsidiaries are as follows:

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during nine months ended September 30, 2021 and 2020.

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

For the fiscal quarters ended September 30, 2021 and 2020, $0 and $0 stock-based compensation was recognized.

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

Exchange rates	September 30, 2021	September 30, 2020	December 31, 2020
Year-end/period-end RMB : US$ exchange rate	6.4567	6.8101	6.5249
Average annual/period RMB : US$ exchange rate	6.4708	6.9917	6.9010

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of September 30, 2021:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Financial assets:
Cash	$1,690,662	$-	$-	$1,690,662
Long term investment	-	-	750,000	750,000
Total financial assets	$1,690,662	$-	$750,000	$2,440,662

As of December 31, 2020:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Audited)	(Audited)	(Audited)	(Audited)
Financial assets:
Cash	$3	$-	$-	$3
Total financial assets	$3	$-	$-	$3

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

NOTE 3. CASH AND CASH EQUIVALENTS

Cash consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Cash on hand	$-	$-
Cash in banks	1,690,662	3
Total cash	$1,690,662	$3

NOTE 4. LONG TERM INVESTMENT

The long term investment was valued at cost and consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Archax Holdings Ltd.	$500,000	$-
Montis Digital Limited	250,000	-
	$750,000	$-
Less: impairment	-	-
	$750,000	$-

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

NOTE 5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Office equipment	$18,320	$18,320
Office furniture	12,723	12,723
Motor vehicle	100,000	-
Total property and equipment	131,043	31,043
Less: accumulated depreciation	(36,980)	(31,043)
Less: impairment	-	-
Property, plant and equipment, net	$94,063	$-

Depreciation expense was $5,938 and $0, respectively for the three months ended September 30, 2021 and 2020. Depreciation expense was $5,938 and $0, respectively for the nine months ended September 30, 2021 and 2020.

NOTE 6. RELATED PARTY TRANSACTIONS

DUE FROM RELATED PARTIES

Due from related parties consisted of the followings:

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Hon Man Yun	$12,740	$-
	$12,740	$-

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

RELATED PARTY PAYABLES

Related party payables consisted of the followings:

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
PX SPAC Capital Inc.	$37,493	$-
	$37,493	$-

The amount was provided as working capital to finance the Company’s operations. The amount is unsecured, 2% annual interest bearing and due on demand.

The Company and PX SPAC Capital Inc. are related parties because Hon Man Yun serves as the Chief Financial Officer of both the Company and PX SPAC Capital Inc.

NOTE 7. TAXATION

a)	Corporate Income Taxes

The Company was incorporated in the United States of America (“USA”). The Company did not generate any taxable income from its operations for the fiscal quarters ended September 30, 2021 and 2020.

The Company was incorporated in the United States (“USA”) and subject to taxes in the United States. The Company did not generate any taxable income from its operations for the fiscal quarters ended September 30, 2021 and 2020. The Company has evaluated their respective income tax positions and has determined that they do not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through their income tax expense.

The Company is subject to franchise tax filing requirements in the State of Delaware.

The components of the income tax expense are as follows:

Nine months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	-	-
Total	$-	$-

Three months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	-	-
Total	$-	$-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax, and penalties are classified in selling, general and administrative expenses in the statements of operations. For the fiscal quarters ended September 30, 2021, and 2020, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

b)	Deferred Taxes

Deferred income tax benefits arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover the deferred tax assets, the management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates that the Company is using to manage the underlying businesses. As of September 30, 2021 and December 31, 2020, management was uncertain as to whether or not the Company would be able to utilize the potential deferred tax assets arising from net operating losses’ since the Company is not currently generating any revenue; accordingly, the Company has not recognized a deferred tax asset.

c)	Taxes Payable

Taxes payable consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Corporate income tax payable	$-	$-
Franchise tax payable	1,200	800
Other surtaxes payable	-	-
Total	$1,200	$800

NOTE 8. STOCKHOLDERS’ EQUITY

Common stock

As of September 30, 2021 and December 31, 2020, the Company had 100,000,000 shares of common stock authorized, 59,327,713 shares and 21,027,713 shares issued and outstanding at par value of $0.001 per share, respectively.

On April 23, 2021, the Company entered into subscription agreements with five accredited investors for the sale and issuance of 10,500,000 shares of common stock at a per-share price of $0.10 for aggregate gross proceeds of $1,050,000 (the “Private Placement I”).

On July 29, 2021, the Company entered into subscription agreements with four accredited investors for the sale and issuance of 27,800,000 shares of common stock at a per-share price of $0.10 for aggregate gross proceeds of $2,780,000 (the “Private Placement II”). The Company closed the Private Placement II on August 3, 2021 and intends to use the funds for working capital.

On November 1, 2021, the Company filed an amended and restated certificate of incorporation (the “Certificate of Incorporation”) with the State of Delaware, which has effected a one-for-five reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock, par value $0.001 per share (the “Common Stock”). As a result of the Reverse Stock Split, the number of outstanding shares of Common Stock has been reduced by the ratio of one-for-five. No fractional shares will be issued in connection with the Reverse Stock Split and the fractional share of the Common Stock shall be rounded up to the nearest whole share. Thereafter, the Company has 12,865,992 share shares issued and outstanding as of November 3, 2021.

NOTE 9. LOSS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share:

	Nine months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(1,229,223)	$(10,437)
Denominator:
Weighted average number of common stock outstanding - basic and diluted	36,281,899	21,027,713
Loss per share – Basic and diluted:	$(0.03388)	$(0.00050)

	Three months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(1,186,729)	$(2,015)
Denominator:
Weighted average number of common stock outstanding - basic and diluted	49,355,974	21,027,713
Loss per share – Basic and diluted:	$(0.02404)	$(0.00010)

NOTE 10. CONCENTRATION OF RISK

a)	Credit Risk

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

On July 29, 2021, the Company entered into subscription agreements with four accredited investors for the sale and issuance of 27,800,000 shares of common stock at a per-share price of $0.10 for aggregate gross proceeds of $2,780,000 (the “Private Placement II”). The Company closed the Private Placement II on August 3, 2021 and intends to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement II is exempt from the registration requirements of the “Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D and Regulation S thereunder.

NOTE 12. SUBSEQUENT EVENTS

On October 11, 2021, the Company entered into a subscription agreement with one accredited investor for the sale and issuance of 5,000,000 shares of common stock at a per-share price of $0.10 for aggregate gross proceeds of $500,000 (the “Private Placement III”). The Company closed the Private Placement III on November 11, 2021 and intends to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement III is exempt from the registration requirements of the “Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D and Regulation S thereunder.

On October 26, 2021, New York Tech Capital Inc. (“New York Tech”), a wholly-owned subsidiary of the Company, entered into a Hosting and Colocation Services Agreement (the “Agreement”) with PLANBTC, LLC, doing business as Gigacrypto, Inc., a Wyoming limited liability company (“Gigacrypto”), pursuant to which Gigacrypto will deploy, operate and maintain certain cryptocurrency mining equipment to mine Bitcoins (the “Equipment”) that New York Tech has provided thereto for a service fee equal to twelve percent (12%) of the total Bitcoin mining revenue payable in Bitcoin, irrespective of their dollar value, unless indicated otherwise by Gigacrypto. In accordance with the Agreement, New York Tech shall reimburse certain fees and expenses, including the energy costs of operating the Equipment, actually incurred as a result of operating any of the Equipment. In connection with the Agreement, on October 26, 2021, New York Tech and Gigacrypto signed the initial statement of work (the “Statement of Work”) as Exhibit A to the Agreement, which provided the initial service term of three (3) years from the date of the Statement of Work. The Agreement shall expire upon the end of the term of the latest Statement of Work unless terminated earlier.

On November 1, 2021, the Company filed an amended and restated certificate of incorporation (the “Certificate of Incorporation”) with the State of Delaware, which has effected a one-for-five reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock, par value $0.001 per share (the “Common Stock”). As a result of the Reverse Stock Split, the number of outstanding shares of Common Stock has been reduced by the ratio of one-for-five. No fractional shares will be issued in connection with the Reverse Stock Split and the fractional share of the Common Stock shall be rounded up to the nearest whole share.

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

As of September 30, 2021 and December 31, 2020, the detailed identities of the consolidating subsidiaries are as follows:

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during nine months ended September 30, 2021 and 2020.

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

For the fiscal quarters ended September 30, 2021 and 2020, $0 and $0 stock-based compensation was recognized.

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

Exchange rates	September 30, 2021	September 30, 2020	December 31, 2020
Year-end/period-end RMB : US$ exchange rate	6.4567	6.8101	6.5249
Average annual/period RMB : US$ exchange rate	6.4708	6.9917	6.9010

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of September 30, 2021:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Financial assets:
Cash	$1,690,662	$-	$-	$1,690,662
Long term investment	-	-	750,000	750,000
Total financial assets	$1,690,662	$-	$750,000	$2,440,662

As of December 31, 2020:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Audited)	(Audited)	(Audited)	(Audited)
Financial assets:
Cash	$3	$-	$-	$3
Total financial assets	$3	$-	$-	$3

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

Results of Operations

Three Months Ended September 30, 2021 and 2020

Revenue

There was no revenue for the three months ended September 30, 2021 and 2020.

Expenses

General and administrative were related to corporate overhead, professional fees and administrative contracted services, such as legal and accounting. General and administrative expenses for the three months ended September 30, 2021 were $1,186,690 as compared to $2,014 for the comparable period ended September 30, 2020, which represented an increase of $1,184,676  or approximately 588 times. Such increase was primarily attributed to increase of consultancy fees for fund raising and other professional services.

Financial expenses were related to bank charges, and interest expenses. Financial expenses for the three months ended September 30, 2021 were $39 as compared to $1 for the comparable period ended September 30, 2020. Such increase was primarily attributed to the transactions through bank accounts and accrued interest on related party payable.

Nine Months Ended September 30, 2021 and 2020

Revenue

There was no revenue for the nine months ended September 30, 2021 and 2020.

Expenses

General and administrative expenses were related to corporate overhead, professional fees and administrative contracted services, such as legal and accounting. General and administrative expenses for the nine months ended September 30, 2021 were $1,228,504 as compared to $10,424 for the comparable period ended September 30, 2020, which represented an increase of $1,218,080 or approximately 117 times. Such increase was primarily attributed to increase of consultancy fees for fund raising and other professional services.

Financial expenses were related to bank charges and interest expenses. Financial expenses for the nine months ended September 30, 2021 were $719 as compared to $13 for the comparable period ended September 30, 2020. Such increase was primarily attributed to the transactions through bank accounts and accrued interest on related party payable.

Liquidity and Capital Resources

Our primary liquidity and capital needs are to finance our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues and obtain additional financing.

Working Capital Summary

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)	(Audited)
Current assets	$1,723,402	$3
Current liabilities	$73,349	$71,844
Working capital	$1,650,053	$(71,841)

Cash Flows

	Nine months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows used in operating activities	$(1,292,014)	$(13)
Cash flows used in investing activities	$(850,000)	$-
Cash flows from financing activities	$3,832,673	$-

Cash flows from operating activities

Since the change of management in February 25, 2021, the Company has resumed its operation and incurred cash flows used in operating activities. The cash used in operating activities for the period ended September 30, 2021 was $1,292,014 compared to $13 for the period ended September 30, 2020. The major components of the cash used in operating activities for the period ended September 30, 2021 were $1,299,223 from net loss, $20,000 increase from other receivables, $36,389 decrease from accrued expenses and $12,740 decrease from due from related parties. The other remaining item is insignificant.

Cash flows from investing activities

During the period ended September 30, 2021, the Company had the following investing activities.

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

On July 29, 2021, the Company entered into subscription agreements with four accredited investors for the sale and issuance of 27,800,000 shares of common stock at a per-share price of $0.10 for aggregate gross proceeds of $2,780,000. As of the date of this filing, the Company has received gross proceeds of $2,780,000 from this private placement.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

As of September 30, 2021, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

As of September 30, 2021, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

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

Changes in Internal Control over Financial Reporting.

During the nine months ended September 30, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None during the three-month period ended September 30, 2021.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE SYNC CORP.

November 12, 2021	By:	/s/ Jiang Hui
Jiang Hui
Chief Executive Officer