Form 10-K
period 2021-12-31
Wave Sync Corp.
filed 2022-05-24
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter approximately  $44,369,052 as of June 30, 2021.

As of May 20, 2022, the registrant had 19,322,242 shares of common stock issued and outstanding.

i

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	our growth strategies in digital assets and commercial real estate industries;

●	our anticipated future operation and profitability;

●	our future financing capabilities and anticipated need for working capital;

●	the anticipated trends in our industries and industries that we intend to enter into;

●	acquisitions of other companies or assets that we might undertake in the future; and

●	current and future competition.

In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. In this report, “we,” “us,” “our,” the “Company” and “Wave.” refer to Wave Sync Corp.

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

Effective November 1, 2021, we completed a 1 for 5 reverse split of our common stock by filing an amended and restated Certificate of Incorporation with the State of Delaware, reducing the issued and outstanding shares of common stock from 59,327,713 to 11,865,542 (the “Reverse Stock Split”). The number of shares of common stock authorized for issuance remained as previously established at 100,000,000 shares. On February 1, 2022, the Company filed a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to change its corporate name from “Wave Sync Corp.” to “New York Holding Corp,” and the corporate action of such name change is pending with the Financial Industry Regulatory Authority.

Recent Development

●	Acquisition of Center Florence

With an intent to the business of operating and managing commercial and industrial real estates, on November 18, 2021, the Company entered into a Share Purchase/Exchange Agreement (the “Share Exchange Agreement”) with Center Florence Holding LLC (the “Parent”) and Center Florence, Inc. (the “Target”), a wholly-owned subsidiary of the Parent. Pursuant to the Share Exchange Agreement, on December 1, 2021 the Company issued the Parent four million six hundred thousand (4,600,000) shares (the “Exchange Shares”) of the Company’s common stock, at an agreed price of $4.00 per share of the common stock for a total valuation of $18,400,000 of the Target, and thereby acquiring 100% equity interest in Target.

In connection with the acquisition, the Company has entered into commercial and industrial real estate business through the Target, which owns three operating entities: (i) Florence Development LLC (in the business of purchasing, holding, salvaging, renovating, leasing and/or mortgaging real property and related improvements located in Florence, South Carolina) (“Florence Development”); (ii) Royal Park LLC (dba The Country Club of South Carolina, operating as a golf club in Florence, South Carolina) (the “Country Club”), and (iii) St. Louis Center, LLC (operating a recreational sports facility located in Affton, Missouri) (“Center St. Louis”). Pursuant to the Share Exchange Agreement, the Parent shall not offer, sell, pledge or otherwise dispose of any of the Exchange Shares until one-year anniversary from November 18, 2021.

●	Securities Purchase Agreement with PX Global Advisors, LLC.

On December 12, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with PX Global Advisors, LLC (the “Investor”), pursuant to which the Investor purchased a convertible promissory note (the “Note”) from the Company in the principal amount of $2,000,000, which was closed on December 13, 2021 with the Company issuing the note to the Investor. The Note bears an interest rate of 10% per annum, with the principal amount and accrued but unpaid interest of the Note shall be due and payable on December 12, 2022 (the “Maturity Date”) and such principal amount and the interest accrued thereon shall be convertible into shares of the Company’s common stock at the selection of the Investor on the Maturity Date at a fixed conversion price of $3.20 per share. The Company has the right to prepay the outstanding balance of and interest on this Note at any time prior to the Maturity Date. The Company intends to use the net proceeds from the Note for general working capital purposes.

●	Disposal of EGOOS Mobile Technology Co. Ltd.

On December 30, 2021, the Company entered into a stock sale and purchase agreement (the “EGOOS SPA”) with Terry Chu (the “Buyer”), pursuant to which the Company sold to Buyer (the “Disposal Transaction”) EGOOS Mobile Technology Company Limited, a British Virgin Islands corporation (“EGOOS”) and wholly-owned subsidiary of the Company, for an aggregate purchase price of $1.00 via selling all of EGOOS’ issued and outstanding share capital. On December 30, 2021, the Company and Buyer consummated the Disposal Transaction set forth in the EGOOS SPA and as a result the Company completely disposed its legacy audio bank card business in the People’s Republic of China, which has ceased its meaningful operations since 2019.

●	Hosting and Colocation Services Agreement with PLANBTC, LLC, d/b/a Gigacrypto, Inc.

On October 26, 2021, New York Tech Capital Inc. (“New York Tech”), a wholly-owned subsidiary of the Company, entered into a Hosting and Colocation Services Agreement (the “Hosting Agreement”) with PLANBTC, LLC, d/b/a Gigacrypto, Inc., a Wyoming limited liability company (“Gigacrypto”). Pursuant to the Hosting Agreement Gigacrypto is to deploy, operate and maintain certain cryptocurrency mining equipment to mine Bitcoins (the “Equipment”) that New York Tech has provided thereto for a service fee equal to twelve percent (12%) of the total Bitcoin mining revenue payable in Bitcoin, irrespective of their dollar value, unless indicated otherwise by Gigacrypto. In accordance with the Hosting Agreement, New York Tech shall reimburse certain fees and expenses, including the energy costs of operating the Equipment, actually incurred as a result of operating any of the Equipment. Pursuant to the Hosting Agreement, on October 26, 2021, New York Tech and Gigacrypto signed the initial statement of work (the “Statement of Work”) as Exhibit A to the Agreement, which provided the initial service term of three (3) years from the date of the Statement of Work. The Agreement shall expire upon the end of the term of the latest Statement of Work unless terminated earlier.

●	Sales Agreement between New York Tech Capital, Inc. and Fortune Gear Ltd.

On January 12, 2022, New York Tech, entered into an international sales agreement (the “Sales Agreement”) with Fortune Gear Limited (“Fortune”), pursuant to which the Company, through New York Tech, for a total purchase price of $1,918,350 purchased 350 units of A1246 cryptocurrency mining machines (the “Products”) with mixed Hash performance of 83T, 85T and 87T.

●	Engagement Agreement with Joseph Stone Capital, LLC

On January 13, 2022, the Company entered into an engagement agreement (the “Engagement Agreement”) with Joseph Stone Capital, LLC (the “FA”), pursuant to which the FA is providing the Company an exclusive financial advisor to assist with certain matters, including up-listing, mergers and acquisitions, licensing or a joint venture or partnership, and global capital raising transactions by the Company (the “Services”) for a period of twelve (12) months, with an automatic extension for additional twelve (12) months with the mutual approval of the Company and FA. For the Services provided and to be provided by the FA, the Company has issued the FA 1,000,000 shares of the Company’s common stock (the “Upfront Shares”) as upfront fees. Pursuant to the Engagement Agreement, the Company has granted the FA an anti-dilution right to maintain the FA’s equity ownership percentage of the Company of at least five percentage (5%) on a fully diluted basis for a period of eighteen (18) months from the date of the issuance of the Upfront Shares. The Company shall pay a certain percentage of the Aggregate Consideration as compensation to the FA for any sale, merger, acquisition, joint venture, strategic alliance, technology partnership, licensing agreement or other similar agreements undertaken by the Company due to the FA’s advice and facilitation. In addition, the FA shall receive a mutually agreed compensation for any form of debt financing raised with the assistance of the FA for the Company. Furthermore, for any successful equity raise by the Company as a result of the FA’s efforts, the FA shall receive (i) a Success Fee, payable in cash, equal to ten percent (10%) of the gross proceeds of the equity offering, plus (ii) warrants to purchase shares of Company’s commons stock (the “FA Warrants”), with the cashless exercise option, in the amount equal to ten percent (10%) of the gross proceeds of the equity offering, exercisable, in whole or in part, at any time within five (5) years from a public offering of the Company at a strike price equal to hundred-twenty percent (120%) of the public offering price of the Company’s common stock, or, if a public offering price is not available, then the market price of the common stock on the date when such offering is commenced. In accordance with the Engagement Agreement, the Company has granted the piggyback registration right to the shares underlying the FA Warrants and the Upfront Shares. The Company paid the FA $25,000 as advanced payment for any accountable expenses pursuant to the Engagement Agreement. The Company has granted the FA a right to first refusal to act as the sole placement agent, sole book runner, manager, agent, or advisor for the Company’s next placement of debt or equity securities for a period of 18 months, subject to the terms of the Engagement Agreement. Additionally, the FA is entitled to compensation for any transaction undertaken by the Company with parties identified by the FA within eighteen (18) months from the termination or expiration of the Engagement Agreement. Any capitalized term used but not defined herein shall have the meaning given thereto in the Engagement Agreement. Before their entry into the Engagement Agreement, no material relationship existed between the Company and the FA.

Corporate Structure

The following flow chart illustrates our Company’s organizational structure as of March 24, 2021:

Competition

Country Club of South Carolina:

The golf industry is an ever-evolving industry where it takes extensive knowledge and experiences to run a fully operational country club. Our Country Club is located one (1) hour from Myrtle Beach, which is the golf capital of America. As a hidden gem only an hour from Myrtle Beach, the Country Club allows for quick rounds of golf at affordable prices without the over-crowded environment. However, our Golf Club faces intense competition because Myrtle Beach offers a diverse array of golf courses like The Dunes Club, which is highly regarded and TPC Myrtle Beach, another competing public course known for its water obstacles.

Center St. Louis:

Center St. Louis boasts one of the largest indoor sports venues in the Midwest. Having some of the larger tenants in the industry allows for Center St. Louis’ continual growth through many avenues. However, to Target’s knowledge, in the next few years, there will be a few new facilities built that will mirror Center St. Louis’ operations, including Bud Dome and PowerPlex in St. Louis, and 417 Athletics in Springfield, Missouri.

Florence Development:

Florence Development has the potential, through development, to become an industry leader in warehouse space and trade. However, there are many industrial parks surrounding the Florence and South Carolina areas, including Port Dillon and Florence Industrial Park off I-95, which we deem as competitors of Florence Development.

Competitive Strength

The Target believes it possesses the following competitive advantages:

●	Country Club: Our long-term members serve as a solid foundation for our customer base. At the Country Club, each hole's greens and tees stand out among the best in the region, and the course layout is no exception.

●	Center St. Louis: It has a dominating market position in the St. Louis area's indoor recreational sports complexes. In addition to hosting some of the major volleyball and basketball events in the region, Center St. Louis has established ties with some of the most prominent companies in the industry.

●	Florence Development: It is one of the largest industrial parks in the North and South Carolina built on the almost 1,000 acres of developed and undeveloped land. In addition, the CSX rail line that passes through the site of Florence Development provides an advantage that no other property in the Florence area can offer.

Employees

As of March 31, 2022, we had 49 employees, including 13 full-time and 36 part-time employees. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

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

In addition to our executive office, we operate the Bitcoin mining machines from Piedmont, Missouri, and through the subsidiaries, own a golf course, 81.45 acres of excess land and 62 developed lots in Florence, South Carolina, a recreational sports facility located at 6727 Langley Avenue in Affton, Missouri, and three warehouse buildings in Florence, South Carolina.

ITEM 3. LEGAL PROCEEDINGS

We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “WAYS” on the OTC Pink tier of the OTC Markets. There is minimal trading activity in our common stock.

Stockholders of Record

As of May 20, 2022, we had approximately 131 record holders of our common stock.

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

ITEM 6. [Reserved].

As a smaller reporting company, we are not required to make such disclosure under Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition since the Company’s inception should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. All statements, other than statements of historical facts, included in this report are forward-looking statements. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “possible,” “expect,” “plan,” “project,” “continuing,” “ongoing,” “could,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, availability of additional equity or debt financing, changes in sales or industry trends, competition, retention of senior management and other key personnel, availability of materials or components, ability to make continued product innovations, casualty or work stoppages at our facilities, adverse results of lawsuits against us and currency exchange rates. Forward-looking statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, as there can be no assurance that these forward-looking statements will prove to be accurate and speak only as of the date hereof. Management undertakes no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. This cautionary statement is applicable to all forward-looking statements contained in this report. In this report, “we,” “us,” “our,” the “Company” and “Wave.” refer to Wave Sync Corp.

Overview

Wave Sync Corp., formerly known as China Bio-Energy Corp., was initially incorporated on December 23, 1988 under the name Lifequest Medical, Inc. (“DEXT”), a Delaware corporation.

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

Effective November 1, 2021, the Company completed a 1 for 5 reverse split of our common stock by filing an amended and restated Certificate of Incorporation with the State of Delaware, reducing the issued and outstanding shares of common stock from 59,327,713 to 11,865,542 (the “Reverse Stock Split”). The number of shares of common stock authorized for issuance remained as previously established at 100,000,000 shares. On February 1, 2022, the Company filed a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to change its corporate name from “Wave Sync Corp.” to “New York Holding Corp,” and the corporate action of such name change is pending with the Financial Industry Regulatory Authority.

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

As of December 31, 2021, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
New York Link Capital (“NY Link”)	New York	100%	$100
New York Tech Capital (“NY Tech”)	New York	100%	100
Center Florence, Inc.	Delaware	100%	1
Center St. Louis LLC (“St. Louis”)	Delaware	100%	1,000
Royal Park, LLC (“Royal Park”)	South Carolina	100%	1,000
Florence Development, LLC. (“Florence”)	Delaware	100%	1,000

As of December 31, 2020, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
EGOOS Mobile Technology Company Limited (“EGOOS BVI”)	BVI	100%	$1
EGOOS Mobile Technology Company Limited (“EGOOS HK”)	Hong Kong	100%	1,290
Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”)	P.R.C	100%	-
Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”)	P.R.C	100%	150,527
Shenzhen Qianhai Exce-card Technology Co., Ltd. (“SQEC”)	P.R.C	100%	150,527
Guangzhou Rongsheng Information Technology Co., Ltd. (“GZRS”)	P.R.C	100%	1,505,267

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

Property, plant and equipment

Lands are carried at cost and no depreciation is provided.

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with a salvage value from 0% - 10%. Estimated useful lives of the plant and equipment are as follows:

Building and improvement	15-40 years
Furniture and equipment	5-28 years
Digital mining machine	5 years
Office equipment	3 years
Office furniture	5 years
Motor vehicle	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Intangible Assets

Intangible assets, comprising digital assets, accounting software and big data platform, which are separable from the property and equipment, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets.

Digital assets

Digital assets (including Bitcoin) are included in current assets in the accompanying consolidated balance sheets. Digital assets purchased are recorded at cost and digital assets awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.

Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

For the year ended December 31, 2021, the Company has recognize impairment loss of $13,589 of its digital assets.

Purchases of digital assets by the Company, if any, will be included within investing activities in the accompanying consolidated statements of cash flows, while digital assets awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital assets are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in “realized gain (loss) on exchange of digital assets” in the consolidated statements of operations and comprehensive income (loss). The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting.

Separable Intangible Assest - Customer-related intangible assets

Customer-related intangible assets arising from the acquistion of subsidiary which has been separated from goodwill by complying with ASC 805-20-55 which meets the contactual-legal criterion for recognition separately from goodwill even though the Company cannot sell or otherwise transfe these lease contracts.

Customer-related intangible assets are accounted for as intangible assets with useful lives of five years. It would be amortized for the useful lives on monthly basis.

The Company tests intangible assets for impairment at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The Company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company decides, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required.

Business combinations

Business combinations are recorded using the acquisition method of accounting. The assets acquired, the liabilities assumed and any non-controlling interests of the acquiree at the acquisition date, if any, are measured at their fair values as of the acquisition date. Goodwill is recognized and measured as the excess of the total consideration transferred plus the fair value of any non-controlling interests of the acquiree and fair value of previously held equity interest in the acquiree, if any, at the acquisition date over the fair values of the identifiable net assets acquired. Common forms of the consideration made in acquisitions include cash and common equity instruments. Consideration transferred in a business acquisition is measured at the fair value as of the date of acquisition.

Goodwill

Goodwill is the excess of the consideration transferred over the fair value of the acquired assets and assumed liabilities in a business combination.

The Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The Company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company decides, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For the years ended December 31, 2021 and 2020, the Company did not recognize any impairment loss of its long-lived assets.

Long term investment

The Company’s long-term investments include equity securities without readily determinable fair values and available-for-sale investments.

Equity securities without readily determinable fair values

As of December 31, 2021, the Company’s investment in two privately held companies over which the Company neither has control nor significant influence through investment in common stock.

Equity securities not accounted for using the equity method are carried at fair value with unrealized gains and losses recorded in the consolidated income statements, according to ASC 321, Investments - Equity Securities. The Company elected to record the equity investments in privately held companies using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

Equity investments in privately held companies accounted for using the measurement alternative are subject to periodic impairment reviews. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of these equity securities, including consideration of the impact of the COVID-19 pandemic. In computing realized gains and losses on equity securities, the Company determines cost based on amounts paid using the average cost method. Dividend income is recognized when the right to receive the payment is established.

Available-for-sale investments

For investments in investees’ shares which are determined to be debt securities, the Group accounts for them as available-for-sale investments when they are not classified as either trading or held-to-maturity investments. Available-for-sale investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income as a component of shareholders’ equity. Declines in the fair value of individual available-for-sale investments below their amortized cost due to credit-related factors are recognized as an allowance for credit losses, whereas if declines in the fair value is not due to credit-related factors, the loss is recorded in other comprehensive income / (loss).

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2021 and 2020.

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

For the years ended December 31, 2021 and 2020, $0 and $0 stock-based compensation was recognized.

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

Exchange rates	December 31, 2021	December 31, 2020
Year-end/period-end RMB : US$ exchange rate	6.4515	6.5249
Average annual/period RMB : US$ exchange rate	6.3757	6.9010

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

Revenue recognition

The Company recognizes services revenue when the following criteria have been met: 1.) it has agreed and entered into a contract for service with it customers which the Company identifies the contract and determines the transactions price with customers, 2.) the contract has set forth a fixed fee for the services to be rendered which the Company has determined the transactions price and the allocation of such price to performance obligations with the customers, 3.) the Company has fully rendered service to its customers, and there are no additional obligations that exist that under the terms of the contract that the Company has not fulfilled that the Company recognizes revenue when the performance obligation is satisfied, and 4.) the Company has either received payment, or reasonably expects payment from the customer in accordance to the payment terms set forth in the contract.

Cryptocurrency

When the cryptocurrency is sold in the exchange, which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt.

There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Rental income

Rental income from letting the Company’s of investment properties is recognized on a straight-line basis over the lease term.

Clubhouse services

Clubhouse income is recognized when services are rendered.

Cost of revenue

Cryptocurrency

The cost of revenue of cryptocurrency is the corresponding amount of intangible assets.

Clubhouse services

The cost of revenue of clubhouse services is mainly the labor costs and cost of food and beverage.

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

	Quoted in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 3)		Significant Unobservable Inputs (Level 3)		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Financial assets:
Cash	$2,877,456	$3	$-	$-	$-	$-	$2,877,456	$3
Total financial assets	$2,877,456	$3	$-	$-	$-	$-	$2,877,456	$3

Results of Operations

Overview of the years ended December 31, 2021 and 2020

The following table shows the results of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Change	Percent
Revenue	$162,853	$-	$162,853	100.0%
Cost of revenue	19,512	-	$19,512	100.0%
Gross profit	143,341	-	$143,341	100.0%

Operating expenses:
General and administrative expenses	$1,793,636	39,438	$1,754,197	4448.0%
Impairment loss on intangible assets	$13,589	-	$13,589	100.0
Financial expenses	$11,671	13	$11,658	89673.2%
Total operating expenses	$1,818,896	39,451	$1,779,444	4510.5%

Income (loss) from operations	$(1,675,555)	(39,451)	$(1,636,104)	97.6%

Other income (expenses):
Interest income	$772	-	$772	100.0%
Gain on disposal of fixed assets	$208,012	-	$208,012	100.0%
Other expenses	$(144)	-	$(144)	(100)%
Loss on disposal of subsidiary	$(2)	-	$(2)	(100)%
Total other income (expense), net	$208,638	-	$208,638	100.0%

Income before income tax
Income tax expense	$-	-	$-	-%

Net income (loss)	$(1,466,917)	$(39,451)	$(1,427,466)	97.3%

Revenue

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue	$162,853	$-
Cost of revenue	19,512	-
Gross profit	$143,341	$-

There was no revenue for the years ended December 31, 2020, as the Company ceased its active business operations during the year of 2020.

For the year ended December 31, 2021, our revenues were $162,853, representing revenue after the completion of acquisition of Center Florence at December 1, 2021, reflecting a stable revenue from rental of recreational facilities and industrial properties.

For the year ended December 31, 2021, the digital mining operation just commenced and no revenue has been generated as of December 31, 2021.

Cost of revenue

For the years ended December 31, 2021, our cost of revenue was $19,512, representing cost of revenue after the completion of acquisition of Center Florence at December 1, 2021, consisting of costs of food and beverage consumed by members and customers in the recreational facilities.

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the years ended December 31, 2021 and 2020, respectively:

	For the Year Ended December 31,				Variance
	2021	%	2020	%	Amount	%
General and administrative expenses	$1,793,636	98.7%	$39,438	99.9%	$1,754,197	4448.0%
Impairment loss on intangible assets	13,589	0.7%	-	-%	13,589	100.0%
Financial expenses	11,671	0.6%	13	0.1%	11,658	89673.2%
Total Amount	$1,818,896	100.0%	$39,451	100%	$1,779,444	4510.5%

General and administrative and financial expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting. General and administrative expenses and financial expenses for the year ended December 31, 2021 were $1,793,636 as compared to $39,451 for the comparable period ended December 31, 2020, which represented an increase of $1,754,197 or approximately 44 times. Such increase was primarily attributed to increase of consulting fee, audit fee, legal and professional fees.

Impairment loss on intangible assets were impairment loss on digital assets, which was Bitcoin, generated from digital mining operation for the year ended December 31, 2021.

Financial expenses for the year ended December 31, 2021 were related to interests on related party loans and a convertible note from the related parties. The increase of interests is contributed by draw down of an unsecured convertible note of $2,000,000, at an annual interest rate of 10%, on December 12, 2021.

(Loss) Income from Operations and Operating Margin

Loss from operations in the year ended December 31, 2021 was $1,675,555, compared with loss from operations of $39,451 in the year ended December 31, 2020.

Operating margin, or income from operations as a percentage of total revenue was negative 10 times as for the year ended December 31, 2021, compared with no revenue for the year ended December 31, 2020, due to the previously discussed changes.

Other income (expenses)

The following table sets forth the breakdown of our other income for the year ended December 31, 2021 and the year ended December 31, 2020:

	For the Year Ended December 31,				Variance
	2021	%	2020	%	Amount	%
Interest income	$772	0.4%	$-	-%	$772	100.0%
Gain on disposal of fixed assets	208,012	99.7%	-	-%	208,012	100.0%
Other expenses	(144)	(0.1)%	-	-%	(144)	(100)%
Loss on disposal of subsidiary	(2)	0.0%	-	-%	(2)	(100)%
Total Amount	$208,638	100.0%	$-	-%	$208,638	100.0%

Interest income was $772 and $0 for the years ended December 31, 2021 and 2020, respectively, showing an increase of 100.0%. This increase is mainly contributed to interest expenses on convertible note acquired on November 16, 2021.

Gain on disposal of fixed assets for the year ended December 31, 2021 increased by $208,012 to $208,012 from $0 in the year ended December 31, 2020, due to disposal of properties from the newly acquired subsidiary at December 2021.

 Other expenses was $144 and $0 for the years ended December 31, 2021 and 2020, respectively, an increase of 100.0% year over year. This increase is due to provision of penalty on franchise tax.

Loss on disposal of subsidiary for the year ended December 31, 2021 represented the disposal of a former subsidiary to a third party at December 30, 2021 for $1 and incurred loss on disposal of $2 and the operation in PRC has completely terminated.

Income tax (benefit) expense

Income tax expense was $0 and $0 for the year ended December 31, 2021 and 2020, respectively.

Foreign Currency Translation Gain (Loss)

Foreign currency translation gain was $0 and $0 in the year ended December 31, 2021 and 2020, respectively.

Net (Loss) Income

Net loss for the year ended December 31, 2021 was $1,466,917, as compared to net loss of $39,451 for the year ended December 31, 2020. The net loss is mainly due to increase of general and administrative expenses.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing.

Working Capital Summary

The following table represents a comparison of our working capital for the years ended December 31, 2021 and 2020:

	As of December 31, 2021	As of December 31, 2020
Current assets	$3,049,477	$3
Current liabilities	$2,672,979	$71,844
Working capital	$376,498	$(71,841)

Cash Flows

The following table represents a comparison of our cash flows for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
Cash flows used in operating activities	$(1,565,278)	$(13)
Cash flows from investing activities	$(1,870,497)	$-
Cash flows from financing activities	$6,313,228	$-

Cash flows used in operating activities

Since the change of management in February 25, 2021, the Company has resumed its operation and incurred cash flows used in operating activities. The Company incurred cash flows used in operating activities in the amounts of $1,565,278 and $13 for the years ended December 31, 2021 and 2020, respectively.

Cash flows from investing activities

For the year ended December 31, 2021, the Company has some investing activities, including acquisition of motor vehicles of $100,000 and mining equipment of $1,300,000, investment of equity of $750,000 and convertible loan note of $106,289, and investment on intangible assets, which is digital mining costs, of $17,081.

Cash flows from financing activities

For the years ended December 31, 2021 and 2020, the Company’s cash flows from financing activities were $6,313,228 and $0, respectively. The Company’s cash flows from financing activities during the year of 2021 included $4,380,561 from certain private offerings of four investors, an advance from related party of $36,916 and issuance of convertible note to a related party of $2,000,000. The Company has also repaid the bank loan of $104,249.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of the Company’s audited financial statements for the fiscal years ended December 31, 2020 and 2021 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers concluded that our disclosure controls and procedures were, due to certain factors, not effective as of December 31, 2021 to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

We carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

We have instituted certain procedures to mitigate our internal control risks. Our Chief Executive Officer and Chief Financial Officer review and approve substantially all of our major transactions to ensure the completeness and fair presentation of our consolidated financial statements. We have, when needed, hired outside experts to assist us with implementing complex accounting principles. Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters.

Changes in Internal Control over Financial Reporting.

During the years ended December 31, 2021 and 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company are as follows. Directors serve until the Company’s next annual meeting of shareholders and until a successor is elected and qualified.

Directors and Executive Officers	Age	Position / Title
Jiang Hui	33	Chief Executive Officer and Director
Hon Man Yun	53	Chief Financial Officer and Director
Hong Chen	52	Director
Chiang Hsien	61	Director
Ming Yi	40	Director

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

Mr. Hon Man Yun has been chief financial officer and director of the Company since February 2021. He has served in several financing and accounting positions at different private and publicly traded companies. Mr. Yun has worked as the Chief Financial Officer of Kiwa Bio-tech Products Group Corporate since April 2018 and served as the CFO and a director at Hudson Capital Inc. since August 2020 until February 2022. Mr. Yun served as joint company secretary, as a group vice president, the chief accountant and compliance and internal audit officer for Kaisun Energy Group Limited, from May 2017 to August 2020. Mr. Yun was an associate at China Merchants Securities (Hong Kong) Co., Limited from December 2014 to May 2017 and financial controller at E Lighting Group Limited from March 2013 to September 2014. Mr. Yun’s financial and accounting experience qualifies him to serve on our board of directors.

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

Mr. Chiang Hsien, has over 30 years of experience in investment and asset management. Since 2020, Mr. Hsien has been working as an independent consultant for various corporations on a part-time basis. From 2016 to 2019, he was an advisor to the Chairman of the Pacific Millennium Group, a leading packaging supplier in China. From 2013 to 2016, Mr. Hsien was a Partner and Chief Representative in Asia for Lingohr & Partner Asset Management, a German asset management company. From 2008 to 2012, Mr. Hsien was Chief Representative and Director of Allianz Global Investors Hong Kong Ltd., and CEO of the Shanghai Representative Office. Allianz Global Investors is a global asset management company and a subsidiary of Allianz SE. From 2003 to 2008, Mr. Hsien was Chief Executive Officer and Director of Guotai Junan-Allianz Asset Management, which is one of the first joint-venture mutual fund management companies established in China. From 2000 to 2003, Mr. Hsien was Chief Executive Officer and Managing Director of Dresdner Securities Investment Trust Enterprise Taiwan (now Allianz Asset Management Taiwan). Mr. Hsien has a Bachelor of Arts Degree from University of International Relations Beijing (China), an MBA degree from the Christian Albrecht University of Kiel in Germany and attended Executive Programs at INSEAD and at Harvard University

Mr. Ming Yi has been a director of the Company since February 2021. He worked as the Chief Financial Officer at SSLJ.com Limited from 2018 to 2019. Prior to that, Mr. Yi worked as the Chief Financial Officer for this Company from 2011 to 2018. Mr. Yi’s financial experience qualifies him to serve on our board of director.

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

Name and Position(s)	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Other ($)	Total Compensation ($)
Jiang Hui	2021	-	-	-	-	-
Chief Executive Officer	2020	-	-	-	-	-

Hon Man Yun	2021	-	-	-	-	-
Chief Financial Officer	2020	-	-	-	-	-

We have not entered into any employment agreement with either our Chief Executive Officer or Chief Financial Officer as of December 31, 2021.

Outstanding Equity Awards at Fiscal Year-End

The Company did not have any outstanding unexercised options, unvested stocks and equity incentive plan awards held by each of our named executive officers for the years ended December 31, 2020 and 2021.

Director Compensation

We did not pay any compensation to directors of the Company in the years of 2020 or 2021 for services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information known to us regarding the beneficial ownership of our Common Stock as of May 20, 2022 for:

●	each person we believe beneficially holds more than 5% of our outstanding common shares (based solely on our review of SEC filings);

●	each of our “named executive officers” and directors; and

●	all of our current directors and executive officers as a group.

The number of shares beneficially owned by a person includes shares issuable under options, warrants and other securities convertible into the Common Stock held by that person and that are currently exercisable or that become exercisable within 60 days from May 20, 2022. Percentage calculations assume, for each person and group, that all shares that may be acquired by such person or group pursuant to options, warrants and other convertible securities currently exercisable or that become exercisable within 60 days from May 20, 2022 are outstanding. Nevertheless, shares of the Common Stock that are issuable upon exercise of presently unexercised options, warrants and other convertible securities are not deemed to be outstanding for purposes of calculating the “Percentage of Shares Beneficially Owned” by any other person or any other group.

Except as otherwise indicated in the table or its footnotes, the persons in the table below have sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

As of May 20, 2022, we had 19,322,242 shares of the Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage
Directors and Executive Officers
Jiang Hui	0	-
Hon Man Yun	0	-
Hong Chen	0	-
Chiang Hsien	0	-
Ming Yi	8,637	*
All directors and executive officers as a group (5 persons)	8,637	*

5% Holders
PX SPAC Capital Inc.(2)	5,000,000	29%
Coco Han	2,000,000	11%
Center Florence Holding LLC(3)	4,600,000	26%
Joseph Stone Capital LLC(4)	1,000,000	6%

*	less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 19 West 44th Street, Suite 1001, New York, NY 10036. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them.

(2)	Warren Wang is the Chief Executive Officer and primary controlling person of PX SPAC Capital Inc.

(3)	John Sun acts as the managing member of Center Florence Holding LLC.

(4)	Damian Maggio is the Chief Executive Officer and primary controlling person of Joseph Stone Capital LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Long term investment

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

Related party payables consisted of the followings:

	As of December 31, 2021	As of December 31, 2020
PX SPAC Capital Inc.
Principal	$36,916	$-
Interest	586	-
Total	$37,502	$-

The amount was provided as working capital to financial the Company’s operations. The amount is unsecured, 2% annual interest bearing and due on demand. Interest expense was $586 and $0, respectively for the years ended December 31, 2021 and 2020.

In addition, we occupy office space located at 19 West 44th Street, Suite 1001, New York, NY 10036. Our office space is approximately 3,258 square feet. The space is leased by PX SPAC Capital Inc., one of the Company’s principal shareholders, and we do not pay rent for using such space.

Director Independence

We believe that Hong Chen, Chiang Hsien and Ming Yi, are “independent” directors as defined by the Nasdaq Market Place Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed to the Company by its independent auditors, Centurion ZD CPA & Co., in for the services rendered in 2021 for the years of 2021 and 2020.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2021	$90,000	$18,000	$-	$-
2020	$31,000	$-	$-	$-

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

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Audited Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Financial Statements on pages F-1 through F-29 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Certificate of Amendment to Certificate of Incorporation (3)
3.4	Certificate of Amendment to Certificate of Incorporation (4)
3.5	Certificate of Amendment to Certificate of Incorporation (5)
3.6	Certificate of Amendment to Certificate of Incorporation (6)
3.7	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (7)
3.8	Amended and Restated Bylaws of the Registrant (8)
4.1	Description of Registrant’s Securities (9)
4.2	Convertible Promissory Note dated December 13, 2021 (10)
10.1	Hosting and Colocation Services Agreement, dated October 26, 2021 by and between the Company and PLANBTC, LLC, d/b/a Gigacrypto, Inc (11)
10.2	Share Purchase/Exchange Agreement dated November 18, 2021 by and among Wave Sync Corp., Center Florence Holding LLC and Center Florence, Inc. (12)
10.3	Securities Purchase Agreement dated December 12, 2021 by and between the Company and PX Global Advisors, LLC (13)
10.4	Stock Sale and Purchase Agreement dated December 30, 2021 by and between the Company and Terry Chu (14)
10.5	International Sales Agreement dated January 12, 2022 by and between New York Tech and Fortune Gear Limited (15)
10.6	Engagement Agreement dated January 13, 2022 by and between the Company and Joseph Stone Capital, LLC (16)
31.1	CEO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	CFO Certification, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	CEO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	CFO Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to 8-K filed with the SEC on December 20, 2007.
(2)	Incorporated by reference to 10-QSB filed with the SEC on May 15, 2008.
(3)	Incorporated by reference to 8-K filed with the SEC on February 11, 2011.
(4)	Incorporated by reference to 8-K as filed with the SEC on September 3, 2015.
(5)	Incorporated by reference to 8-K filed with the SEC on December 14, 2015.
(6)	Incorporated by reference to 8-K as filed with the SEC on November 05, 2021.
(7)	Incorporated by reference to 8-K as filed with the SEC on February 07, 2022.
(8)	Incorporated by reference to 10-QSB filed with SEC on May 15, 2008
(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on August 3, 2021.
(10)	Incorporated by reference to 8-K as filed with the SEC on December 16, 2021.
(11)	Incorporated by reference to 8-K as filed with the SEC on November 01, 2021.
(12)	Incorporated by reference to 8-K as filed with the SEC on November 19, 2021.
(13)	Incorporated by reference to 8-K as filed with the SEC on December 16, 2021.
(14)	Incorporated by reference to 8-K as filed with the SEC on January 05, 2022.
(15)	Incorporated by reference to 8-K as filed with the SEC on January 18, 2022.
(16)	Incorporated by reference to 8-K as filed with the SEC on January 20, 2022

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 24, 2022

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

Signature	Title	Date

/s/ Jiang Hui	Chief Executive Officer and Director	May 24, 2022
Jiang Hui	(Principal Executive Officer)

/s/ Hon Man Yun	Chief Financial Officer and Director	May 24, 2022
Hon Man Yun	(Principal Financial Officer)

/s/ Hong Chen	Director	May 24, 2022
Hong Chen

/s/ Chiang Hsien	Director	May 24, 2022
Chiang Hsien

/s/ Ming Yi	Director	May 24, 2022
Ming Yi

Wave Sync Corp.

Audited Consolidated Financial Statements

As of December 31, 2021 and 2020

(Stated in US Dollars)

WAVE SYNC CORP. AND SUBSIDIARIES

中正達會計師事務所
Centurion ZD CPA & Co.
Certified Public Accountants (Practising)

Unit 1304, 13/F., Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong 香港紅磡德豐街22號海濱廣場二期13樓1304室 Tel : (852) 2126 2388 Fax: (852) 2122 9078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholders of Wave Sync Corp.

Opinion of the Financial Statements

We have audited the accompanying consolidated balance sheets of Wave Sync Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of intangible assets and long-lived assets in the Center Florence, Inc. acquisition

As described in Note 3 and Note 9 to the consolidated financial statements, the Company completed the acquisition of Center Florence, Inc. and its subsidiaries, Florence Development, LLC, Center St. Louis, LLC and Royal Park, LLC (“Center Florence”) for the consideration of $18.4 million by means of a share exchange transaction and the transaction was accounted for as a business combination. The acquired intangible assets included customer-related intangible assets valued at $175,536 and goodwill valued at $63,417. The Company recorded the acquired intangible assets at fair value on the date of acquisition using an income approach methodology. The acquired major long-lived assets included in land and buildings valued at $18.4 million and $1.5 million, respectively. The methods used to estimate the fair value of acquired assets involve significant assumptions. The significant assumptions applied by management in estimating the fair value of acquired intangible assets included but not limited to income projections and discount rates. The Company recorded the acquired land and buildings at fair value on the date of acquisition using a market approach methodology.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets and long-live assets in the Center Florence acquisition is a critical audit matter are (1) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of assets acquired due to the significant judgment by management when developing the estimates and (2) significant audit effort was required in evaluating the significant assumptions relating to the estimates, including the income projections and comparisons to market rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the valuation of acquired assets including controls over the development of the assumptions used in the valuation of the assets. These procedures also included, among others, reading the purchase agreement, and testing management’s process for estimating the fair value of assets. Testing management’s process included evaluating the appropriateness of the valuation models, testing the completeness, accuracy, and relevance of underlying data used in the models, and testing the reasonableness of significant assumptions, including income projections and market rates. Evaluating the reasonableness of the income projections and market rates involved considering the current performance of the acquired business, the consistency with external market and industry data, and whether these assumptions were consistent with other evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of significant assumptions, including the income projections and market rates.

/s/ Centurion ZD CPA & Co.
Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2021.
Hong Kong, China

May 24, 2022

PCAOB ID: 2769

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

(Stated in US Dollars)

	As of December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$2,877,456	$3
Accounts receivable, net of allowance	64,089	-
Inventory	2,673	-
Prepaid expenses	5,706	-
Deposit paid	99,553	-
Total Current Assets	3,049,477	3
Non-current assets
Property and equipment, net	21,140,192	-
Intangible assets, net	189,692	-
Long-term investment	857,011	-
Goodwill	63,417	-
Total Assets	$25,299,789	$3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$340,826	$-
Accrued expenses	100,278	71,044
Security deposits from customers	14,393	-
Short-term loans	166,777	-
Note payables	2,010,959	-
Taxes payable	1,200	800
Due to related parties	38,546
Total Current Liabilities	2,672,979	71,844
Long term loans	1,433,859	-
Deferred tax liabilities	-	-
Total Liabilities	$4,106,838	$71,844

Commitment and contingencies

Shareholders’ equity
Common Stock ($0.001 par value, 100,000,000 shares authorized, 17,465,992 and 4,205,543* shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	$17,466	$4,206 *
Additional paid in capital	23,465,830	27,314,316 *
Accumulated deficits	(2,290,345)	(27,131,839)
Accumulated other comprehensive loss	-	(258,524)
Total Shareholders’ Equity	21,192,951	(71,841)
Total Liabilities and Shareholders’ Equity	$25,299,789	$3

*	- The number of shares outstanding was adjusted retroactively for all period presented to reflect the 5 to 1 reverse stock split change which was effective on November 1, 2021.

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Stated in US Dollars)

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue	$162,853	$-
Cost of revenue	19,512	-
Gross profit	143,341	-

Operating expenses
General and administrative expenses	1,793,636	39,438
Impairment loss on intangible assets	13,589	-
Financial expenses	11,671	13
Total Operating expenses	1,818,896	39,451
Loss from operations	(1,675,555)	(39,451)

Other income (expenses)
Interest income	772	-
Interest expense	-	-
Gain on disposal of fixed assets	208,012	-
Other expenses	(144)	-
Loss on disposal of subsidiary	(2)	-
Total other (expenses) income, net	208,638	-

Loss before income tax expenses	(1,466,917)	(39,451)
Income tax expenses	-	-
Net loss	$(1,466,917)	$(39,451)
Other comprehensive loss
Foreign currency translation (loss) gain	-	-
Comprehensive loss	$(1,466,917)	$(39,451)

Weighted average number of shares, basic and diluted	17,465,992	4,205,543 *
Basic and diluted loss per share	$(0.08399)	$(0.00938)

* - The number of shares outstanding was adjusted retroactively for all period presented to reflect the 5 to 1 reverse stock split change which was effective on November 1, 2021.

See notes to consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Stated in US Dollars)

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,466,917)	$(39,451)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,016	-
Impairment on intangible assets	13,589	-
Gain on disposal of fixed assets	(208,012)	-
Loss on disposal of subsidiary	2	-
Changes in operating assets and liabilities:
Accounts receivables	(15,011)	-
Inventory	(815)	-
Prepaid expenses	2,736	-
Deposit paid	(499,553)	-
Accounts payable	119,141	-
Accrued expenses	40,872	39,438
Other payables	-	-
Security deposits from customers	-	-
Due to related parties	-	-
Tax payable	400	400
Net cash (used in)/provided by operating activities	$(1,565,278)	$(13)

Cash flows from investing activities:
Purchases of property and equipment	(1,400,000)	-
Purchases of long term investment	(856,289)	-
Investment on intangible assets	(30,670)	-
Proceeds from disposal of property and equipment	416,462	-
Net cash (used in)/provided by investing activities	$(1,870,497)	$-

Cash flows from financing activities:
Proceeds from related party	36,916	-
Repayment of bank loan	(104,249)	-
Proceeds from issuance of shares	4,380,561	-
Proceeds from issuance of convertible note	2,000,000	-
Net cash provided by/ (used in) financing activities	$6,313,228	$-

Effect of exchange rate changes on cash	-	-

Net increase (decrease) in cash	$2,877,453	$(13)
Cash at beginning of year	3	16
Cash at end of year	$2,877,456	$3

Supplemental disclosure of cash flow information
Interest received	$-	$-
Interest paid	13	13
Income taxes paid	-	-
Non- cash financing activities
Forgiveness of loans from related parties	$-	$-
Undertaking of assets and liabilities by related parties	$-	$-

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Stated in US Dollars)

	Common Stock				Additional paid-in	Accumulated	Accumulated other comprehensive	Total Shareholders’
	Shares		Amount		Capital	deficit	income	Equity
Balance as of December 31, 2019	4,205,543	*	$4,206		$27,314,316	$(27,092,388)	$(258,524)	$(32,390)
Net (loss)	-		-		-	(39,451)	-	(39,451)
Foreign currency translation loss	-		-		-	-	-	-
Balance as of December 31, 2020	4,205,543	*	$4,206		$27,314,316	$(27,131,839)	$(258,524)	$(71,841)
Net (loss)	-		-		-	(1,466,917)	-	(1,466,917)
Appropriations of statutory reserves	-		-		19,060	-	-	19,060
Proceeds from issuance of common stock	8,660,000	*	8,660	*	4,303,992	-	-	4,312,652
Reverse split adjustments	449		-		-	-	-	-
Issuance of common stock for acquisition	4,600,000		4,600		19,146,982	(751,582)	-	18,400,000
Disposal of subsidiary	-		-		(27,318,520)	27,059,993	258,524	(3)
Foreign currency translation loss	-		-		-	-	-	-
Balance as of December 31, 2021	17,465,992		$17,466		$23,465,830	$(2,290,345)	$-	$21,192,951

* - The number of shares outstanding was adjusted retroactively for all period presented to reflect the 5 to 1 reverse stock split change which was effective on November 1, 2021.

See notes to the consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

On December 30, 2021, the Company has disposed the EGOOS BVI together with its subsidiaries and VIE to an individual at $1.

On October 18, 2021, the Company has incorporated two wholly owned subsidiaries New York Link Capital Inc. (“New York Link”) and New York Tech Capital Inc. (“New York Tech”) for operation of digital currency business, including digital mining, trading of digital currencies and relevant business. New York Link is holding company of New York Tech.

On October 26, 2021, New York Tech entered into a Hosting and Colocation Services Agreement (the “Gigacrypto Agreement”) with PLANBTC, LLC, d/b/a Gigacrypto, Inc., a Wyoming limited liability company (“Gigacrypto”), pursuant to which Gigacrypto deploys, operates and maintains certain crypto currency mining equipment to mine Bitcoins (the “Equipment”) that New York Tech has provided thereto for a service fee equal to twelve percent (12%) of the total Bitcoin mining revenue payable in Bitcoin, irrespective of their dollar value, unless indicated otherwise by Gigacrypto. In accordance with the Gigacrypto Agreement, New York Tech shall reimburse certain fees and expenses, including the energy costs of operating the Equipment, actually incurred as a result of operating any of the Equipment. In connection with the Gigacrypto Agreement, on October 26, 2021, New York Tech and Gigacrypto signed the initial statement of work to the Gigacrypto Agreement, which provided the initial service term of three (3) years from the date of the Statement of Work. The Gigacrypto Agreement shall expire upon the end of the term of the latest Statement of Work unless terminated earlier.

On November 18, 2021, the Company entered into a Share Purchase/Exchange Agreement (the “Agreement”) with Center Florence Holding LLC (“Center Florence Holding”) and Center Florence, Inc. (“Center Florence”), a wholly-owned subsidiary of Center Florence Holding. Under the Agreement, Parent will sell and transfer one hundred percent (100%) of its shares in the Center Florence to the Company in exchange for four million six hundred thousand (4,600,000) shares (the “Exchange Shares”) of the Company’s common stock (the “Common Stock”), par value $0.001 per share, at an agreed price of $4.00 per share of the Common Stock for a total valuation of $18,400,000 of the Company. On December 1, 2021, the share exchange transaction was closed and the Center Florence being wholly-owned subsidiary of the Company.

Center Florence was incorporated on March 18, 2021 as a Delaware corporation.

On April 16, 2021, the Center Florence entered into a Securities Exchange Agreement among with among Center St. Louis, LLC (“St. Louis”), a Delaware limited liability company, Royal Park, LLC (“Royal Park”), a South Carolina limited liability company, Florence Development LLC (“Florence”), a Delaware limited liability company (each of St. Louis, Royal Park and Florence, a “Subsidiary” and collectively, the “Subsidiaries”), Center Florence Holding, LLC, a Delaware limited liability company (the “Center Florence Holding”), and all of the members of the Subsidiaries (each, a “Member” and collectively, the “Members”).

Pursuant to the Securities Exchange Agreement, each and all of the Members of St. Louis have agreed to transfer all of their respective membership interests (the “St. Louis Membership Interests”) to the Center Florence in exchange for the respective membership interests in the Center Florence Holding; each and all of the Members of Royal Park have agreed to transfer all of their respective membership interests (the “Royal Park Membership Interests”) to the Center Florence in exchange for the respective membership interests in the Center Florence Holding; and, the Member of Florence has agreed to transfer all of its membership interest (the “Florence Membership Interests”) to Center Florence in exchange for the respective membership interests in the Center Florence Holding. In connection with above transaction, Center Florence Holding has agreed to contribute and transfer each and all of the St. Louis Membership Interests, Royal Park Membership Interests and Florence Membership Interests (collectively, the “Transferred Membership Interests”) to Center Florence in exchange for one hundred (100) shares of the Center Florence Holding’s common stock to be issued by Center Florence, resulting in Center Florence Holding owning 100% of the Center Florence’s common shares, issued and outstanding.

On November 18, 2021, the Company entered into a Share Purchase/Exchange Agreement (the “Agreement”) with Center Florence Holding LLC (“Center Florence Holding”) and Center Florence, Inc. (“Center Florence”), a wholly-owned subsidiary of Center Florence Holding. Under the Agreement, Center Florence Holding will sell and transfer one hundred percent (100%) of its shares in the Center Florence to the Company in exchange for four million six hundred thousand (4,600,000) shares (the “Exchange Shares”) of the Company’s common stock (the “Common Stock”), par value $0.001 per share, at an agreed price of $4.00 per share of the Common Stock for a total valuation of $18,400,000 of the Company. On December 1, 2021, the share exchange transaction was closed and the Center Florence being wholly-owned subsidiary of the Company.

The consolidated financial statements were prepared assuming that Center Florence has controlled Subsidiaries: St Louis, Royal Park and Florence from the first period presented. The transaction detailed above has been accounted for as an acquisition of business. Customer-related intangible assets of $175,536 and goodwill of $63,417 have been recorded. As a result of this transaction, Center Florence is deemed to be a continuation of the business of St Louis, Royal Park and Florence.

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

As of December 31, 2021, the detailed identities of the consolidating subsidiaries were as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
New York Link Capital Inc. (“NY Link”)	New York	100%	$100
New York Tech Capital Inc. (“NY Tech”)	New York	100%	100
Center Florence, Inc.	Delaware	100%	1
Center St. Louis LLC (“St. Louis”)	Delaware	100%	1,000
Royal Park, LLC (“Royal Park”)	South Carolina	100%	1,000
Florence Development, LLC. (“Florence”)	Delaware	100%	1,000

As of December 31, 2020, the detailed identities of the consolidating subsidiaries were as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
EGOOS Mobile Technology Company Limited (“EGOOS BVI”)	BVI	100%	$1
EGOOS Mobile Technology Company Limited (“EGOOS HK”)	Hong Kong	100%	1,290
Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE”)	P.R.C	100%	-
Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”)	P.R.C	100%	150,527
Shenzhen Qianhai Exce-card Technology Co., Ltd. (“SQEC”)	P.R.C	100%	150,527
Guangzhou Rongsheng Information Technology Co., Ltd. (“GZRS”)	P.R.C	100%	1,505,267

On December 30, 2021, the Company entered into a stock sale and purchase agreement (the “Agreement”) with Terry Chu (the “Buyer”), pursuant to which the Company sold to Buyer (the “Disposal Transaction”) EGOOS Mobile Technology Company Limited, a British Virgin Islands corporation (“EGOOS”) and wholly-owned subsidiary of the Company, for an aggregate purchase price of $1.00 via selling all of EGOOS’ issued and outstanding share capital. Before their entry into the Agreement, no material relationship existed between the Company and the Buyer, on one hand, and EGOOS and the Buyer on the other hand. On December 30, 2021, the Company and Buyer consummated the Disposal Transaction set forth in the Agreement and as a result the Company completely disposed its legacy audio bank card business in the People’s Republic of China, which has ceased its meaningful operations since 2019.

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

I. Property, plant and equipment

Lands are carried at cost and no depreciation is provided.

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method with a salvage value from 0% - 10%. Estimated useful lives of the plant and equipment are as follows:

Building and improvement	15-40 years
Furniture and equipment	5-28 years
Digital mining machine	5 years
Office equipment	3 years
Office furniture	5 years
Motor vehicle	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

J. Intangible Assets

Intangible assets, comprising digital assets, accounting software and big data platform, which are separable from the property and equipment, are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the assets.

Digital assets

Digital assets (including Bitcoin) are included in current assets in the accompanying consolidated balance sheets. Digital assets purchased are recorded at cost and digital assets awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.

Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

For the year ended December 31, 2021, the Company has recognized impairment loss of $13,589 of its digital assets.

Purchases of digital assets by the Company, if any, will be included within investing activities in the accompanying consolidated statements of cash flows, while digital assets awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital assets are included within investing activities in the accompanying consolidated statements of cash flows and any realized gains or losses from such sales are included in “realized gain (loss) on exchange of digital assets” in the consolidated statements of operations and comprehensive income (loss). The Company accounts for its gains or losses in accordance with the first-in first-out method of accounting.

Separable Intangible Asset - Customer-related intangible assets

Customer-related intangible assets arising from the acquisition of subsidiary which has been separated from goodwill by complying with ASC 805-20-55 which meets the contractual-legal criterion for recognition separately from goodwill even though the Company cannot sell or otherwise transfer these lease contracts.

Customer-related intangible assets are accounted for as intangible assets with useful lives of five years. It would be amortized for the useful lives on monthly basis.

The Company tests intangible assets for impairment at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The Company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company decides, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required.

K. Business combinations

Business combinations are recorded using the acquisition method of accounting. The assets acquired, the liabilities assumed and any non-controlling interests of the acquiree at the acquisition date, if any, are measured at their fair values as of the acquisition date. Goodwill is recognized and measured as the excess of the total consideration transferred plus the fair value of any non-controlling interests of the acquiree and fair value of previously held equity interest in the acquiree, if any, at the acquisition date over the fair values of the identifiable net assets acquired. Common forms of the consideration made in acquisitions include cash and common equity instruments. Consideration transferred in a business acquisition is measured at the fair value as of the date of acquisition.

L. Goodwill

Goodwill is the excess of the consideration transferred over the fair value of the acquired assets and assumed liabilities in a business combination.

The Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests when an event occurs or circumstances change that could indicate that the asset might be impaired. The Company first has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company decides, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is mandatory. Otherwise, no further testing is required.

M. Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For the years ended December 31, 2021 and 2020, the Company did not recognize any impairment loss of its long-lived assets.

N. Long term investment

The Company’s long-term investments include equity securities without readily determinable fair values and available-for-sale investments.

Equity securities without readily determinable fair values

As of December 31, 2021, the Company’s investment in two privately held companies over which the Company neither has control nor significant influence through investment in common stock.

Equity securities not accounted for using the equity method are carried at fair value with unrealized gains and losses recorded in the consolidated income statements, according to ASC 321, Investments - Equity Securities. The Company elected to record the equity investments in privately held companies using the measurement alternative at cost, less impairment, with subsequent adjustments for observable price changes resulting from orderly transactions for identical or similar investments of the same issuer.

Equity investments in privately held companies accounted for using the measurement alternative are subject to periodic impairment reviews. The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of these equity securities, including consideration of the impact of the COVID-19 pandemic. In computing realized gains and losses on equity securities, the Company determines cost based on amounts paid using the average cost method. Dividend income is recognized when the right to receive the payment is established.

Available-for-sale investments

For investments in investees’ shares which are determined to be debt securities, the Group accounts for them as available-for-sale investments when they are not classified as either trading or held-to-maturity investments. Available-for-sale investments are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income as a component of shareholders’ equity. Declines in the fair value of individual available-for-sale investments below their amortized cost due to credit-related factors are recognized as an allowance for credit losses, whereas if declines in the fair value is not due to credit-related factors, the loss is recorded in other comprehensive income / (loss).

O. Accounting for the Impairment of Long-lived assets

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

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes no impairment has occurred to its assets during 2021 and 2020.

M. Income taxes

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

N. Stock-based compensation

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

For the years ended December 31, 2021 and 2020, $0 and $0 stock-based compensation was recognized.

O. Foreign currency translation

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

Exchange rates	December 31, 2021	December 31, 2020
Year-end/period-end RMB : US$ exchange rate	6.4515	6.5249
Average annual/period RMB : US$ exchange rate	6.3757	6.9010

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

P. Revenue recognition

The Company recognizes services revenue when the following criteria have been met: 1) it has agreed and entered into a contract for service with it customers which the Company identifies the contract and determines the transactions price with customers, 2) the contract has set forth a fixed fee for the services to be rendered which the Company has determined the transactions price and the allocation of such price to performance obligations with the customers, 3) the Company has fully rendered service to its customers, and there are no additional obligations that exist that under the terms of the contract that the Company has not fulfilled that the Company recognizes revenue when the performance obligation is satisfied, and 4) the Company has either received payment, or reasonably expects payment from the customer in accordance to the payment terms set forth in the contract.

Cryptocurrency

When the cryptocurrency is sold in the exchange, which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt.

There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Rental income

Rental income from letting the Company’s of investment properties is recognised on a straight-line basis over the lease term.

Clubhouse services

Clubhouse income is recognised when services are rendered.

Q. Cost of revenue

Cryptocurrency

The cost of revenue of cryptocurrency is the corresponding amount of intangible assets.

Clubhouse services

The cost of revenue of clubhouse services is mainly the labour costs and cost of food and beverage.

R. Earnings per share

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

S. Comprehensive loss

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company presents components of comprehensive income with equal prominence to other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

T. Subsequent events

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of December 31, 2021:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash	$2,877,456	$-	$-	$2,877,456
Total financial assets	$2,877,456	$-	$-	$2,877,456

As of December 31, 2020:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash	$3	$-	$-	$3
Total financial assets	$3	$-	$-	$3

V. Recently issued accounting standards

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 is not expected to have any impact on the Company’s consolidated financial statement presentation or disclosures.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This update is effective for annual periods beginning after December 15, 2021, and early application is permitted. This guidance should be applied either prospectively to all transactions that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or retrospectively to those transactions. The Company does not expect the impact of this guidance to have a material impact on the Company’s consolidated financial statements.

Other than the above, management does not believe that any of the recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3. BUSINESS ACQUISITION

Acquisition of Center Florence, Inc.

On November 18, 2021, the Company entered into a Share Purchase/Exchange Agreement (the “Agreement”) with Center Florence Holding LLC (“Center Florence Holding”) and Center Florence, Inc. (“Center Florence”), a wholly-owned subsidiary of Center Florence Holding. Under the Agreement, Center Florence Holding will sell and transfer one hundred percent (100%) of its shares in the Center Florence to the Company in exchange for four million six hundred thousand (4,600,000) shares (the “Exchange Shares”) of the Company’s common stock (the “Common Stock”), par value $0.001 per share, at an agreed price of $4.00 per share of the Common Stock for a total valuation of $18,400,000 of the Company.

On December 1, 2021, the share exchange transaction was closed and the Center Florence being wholly-owned subsidiary of the Company.

The acquisition was recorded using the acquisition method of accounting. Accordingly, the acquired assets and liabilities were recorded at fair value at the date of acquisition.

The purchase price was allocated as of December 1, 2021, the date of acquisition, as follows:

USD
Cash and cash equivalents	$48,850
Net assets acquired, excluding cash and cash equivalents, related parties balances and property, plant and equipment, net	(1,882,537)
Property, plant and equipment, net	19,994,734
Separable Intangible Assets - Customer-related intangible assets	175,536
Goodwill	63,417
Total purchase consideration	$18,400,000

The purchase price allocation was determined by the Company with the assistance of an independent valuation appraiser. The fair value of the acquired assets and liabilities were measured by using the multi-period excess earnings method, replacement cost valuation methods and discounted cash flow method and taking into account certain factors including the management projection of discounted future cash flow and an appropriate discount rate. Center Florence has no intangible assets to be acquired by the Company.

Goodwill resulted from the acquisition is not deductible for tax purposes, which was primarily attributable to intangible assets that cannot be recognized separately as identifiable assets under GAAP, and comprised (a) the assembled workforce and (b) the expected but unidentifiable business growth as a result of the synergy resulting from the acquisition.

NOTE 4. CASH AND CASH EQUIVALENTS

Cash consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Cash on hand	$6,090	$-
Cash in banks	2,871,366	3
Total cash	$2,877,456	$3

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Accounts receivable	$64,089	$18,320
Less: allowance	-	(18,320)
Less: impairment	-	-
Accounts receivable, net	$64,089	$-

NOTE 6. INVENTORY

Inventory consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Consumable store	$2,673	$-
Less: allowance	-	-
Less: impairment	-	-
Total	$2,673	$-

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Land	$18,148,238	$-
Building and improvement	2,614,790	-
Furniture and equipment	261,397	-
Digital mining equipment	1,300,000	-
Motor vehicle	100,000	-
Office equipment	-	18,320
Office furniture	-	12,723
Total property and equipment	22,424,425	31,043
Less: accumulated depreciation	(1,284,233)	(31,043)
Less: impairment	-	-
Property, plant and equipment, net	$21,140,192	$-

Depreciation expense was $46,091 and $0, respectively for the years ended December 31, 2021 and 2020.

NOTE 8. INTANGIBLE ASSETS, NET

The intangible assets consisted of the following:

	As of December 31, 2021
Items	Gross Carrying Value		Accumulated Amortization		Impairment		Net Carrying Value
	$		$		$		$
Intangible assets not subject to amortization:
Goodwill (Note 9)		63,417		-		-		63,417
Digital assets		30,670		-		(13,589)		17,081

Intangible assets subject to amortization:
--5-year life:
Customer-related intangible assets		175,536		(2,923)		-		172,613
Total		269,623		(2,923)		(13,589)		253,111

As of December 31, 2020
Items	Gross Carrying Value		Accumulated Amortization		Impairment		Net Carrying Value
	$		$		$		$
Intangible assets not subject to amortization:
Goodwill (Note 9)		-		-		-		-
Digital assets		-		-		-		-

Intangible assets subject to amortization:
--5-year life:
Customer-related intangible assets		-		-		-		-
Total		-		-		-		-

Digital assets

	As of December 31, 2021	As of December 31, 2020
Digital assets
Digital mining costs	$30,670	$-
Less: accumulated amortization	-	-
Less: impairment	(13,589)	-
	$17,081	$-

On October 26, 2021, the Company has entered into hosting and colocation services agreement with GigaCrypto, Inc. (“GigaCrypto”) to deploy and maintain the Company’s mining equipment to locations operated by GigaCrypto. GigaCrypto provides electrical power, internet access and maintenance services. The contract is enforceable for 3 years and GigaCrypto will receive mining services fee, including the management service fee, power costs and additional costs, which is caused by government regulatory conditions changes. The Company is entitled to all cryptocurrency award for successfully adding a block to the blockchain.

The cryptocurrency award would be capitalize as intangible assets according to the costs incurred, which includes mining services fees, depreciation of mining equipment and power costs. The Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time intangible assets is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt.

No amortization on digital assets and the digital assets include Bitcoin as the year ended December 31, 2021.

Impairment on intangible assets was $13,589 and $0, respectively, for the years ended December 31, 2021 and 2020.

Customer-related intangible assets

	As of December 31, 2021	As of December 31, 2020
Separable Intangible Assets
Customer-related intangible assets	$175,536	$-
Less: accumulated amortization	(2,923)	-
Less: impairment	-	-
	$172,613	$-

The fair value of the Customer-related intangible assets was determined by the Company with the assistance of independent valuation appraisers using the income-based valuation methodology.

Amortization on Customer-related intangible assets was $2,923 and $0, respectively, for the years ended December 31, 2021 and 2020.

NOTE 9. GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Beginning balance	$-	$-
Addition (Note 3)	63,417	-
Less: accumulated impairment loss	-	-
Less: disposal and write off	-	-
	$63,417	$-

In the annual goodwill impairment assessment, the Company concluded that the carrying amounts of certain reporting units exceeded their respective fair values and recorded impairment losses of $0 for the year ended December 31, 2021. The fair value of the reporting units was determined by the Company with the assistance of independent valuation appraisers using the income-based valuation methodology.

NOTE 10. LONG TERM INVESTMENT

The long term investment was valued at cost and consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Equity securities without readily determinable fair values
Archax Holdings Ltd.	$500,000	$-
Montis Digital Limited	250,000	-
	750,000	-
Available-for-sale investments		-
Archax Holdings Ltd.- Principal of Convertible note loan	106,289	-
Archax Holdings Ltd.- Interest on Convertible note loan	722	-
	107,011	-
		-
Total cost of long term investment	857,011	-
Less: impairment	-	-
	$857,011	$-

a)	Equity securities without readily determinable fair values

On June 4, 2021, the Company and Hudson Capital USA Inc. (the “Seller”) entered into a share transfer agreement (the“Archax SPA”), pursuant to which the Company agreed to buy from the Seller $500,000 worth of shares (1.74% of ownership) of Archax Holdings Ltd. (“Archax”), a company organized under the laws of England, UK. Archax is a global digital asset trading platform and ecosystem. In addition, on June 4, 2021, the Company and the Seller entered into another share transfer agreement (the“Montis SPA”), pursuant to which the Company agreed to buy from the Seller $250,000 worth of shares (2.63% of ownership) of Montis Digital Limited (“Montis”), a company organized under the laws of Gibraltar. Montis primarily provides marketing and consulting services for digital assets and related entities in the digital asset ecosystems. Each of the Archax SPA and Montis SPA contained customary representations and warranties for transactions of this nature and scale.

The Company and Seller are related parties because the majority of the board of directors of the Company are the board members of the Seller, constituting the majority of the board of directors of the Seller and Hon Man Yun serves as the Chief Financial Officer of both the Company and Seller.

On June 16, 2021, the Company and Seller closed the stock purchase transaction in accordance with the Montis SPA. On June 17, 2021,the Company and Seller closed the stock purchase transaction in accordance with the Archax SPA.

For the year ended December 31, 2021, the Company did not record upward adjustments or downward adjustments on the equity securities.

The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity securities. As of December 31, 2021, the Company did not recognize impairment against the equity securities.

b)	Available-for-sale investments

On November 16, 2021, the Company closed the convertible note loan (the “Note”) transaction Archax. The Notes shall be known as 8% fixed rate unsecured convertible loan notes 2022 Series III and shall be issued by Archax in integral multiples of $1.00 and maturity date of the Note would be the last Business Day in July 2022, which is July 22, 2022. Conversion price would be 80% lower of the lowest price per share which would have been paid for Senior Shares.

Interest on Note was $723 and $0, respectively for the years ended December 31, 2021 and 2020.

For the year ended December 31, 2021, the Company did not record upward adjustments or downward adjustments on the equity securities.

The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity securities. As of December 31, 2021, the Company did not recognize impairment against the equity securities.

NOTE 11. SHORT-TERM LOANS

Principal of short-term loans consisted of the following:

	As of December 31, 2021	As of December 31, 2020
7.00% bank loan, originally due July 15, 2020, but extended to December 31, 2022	$166,777	$-
	-	-
	-	-
Total	$166,777	$-

NOTE 12. LONG-TERM LOAN

Principal of long-term loans consisted of the following:

	As of December 31, 2021	As of December 31, 2020
6.00% bank loan, due April 10, 2024	$1,133,959	$-
3.75% U.S federal government SBA loan, due June 27, 2030	149,900	-
3.75% U.S. federal government SBA loan, due June 27, 2030	150,000	-
Total	$1,433,859	$-

NOTE 13. NOTE PAYABLES

Note payables consisted of the following:

	As of December 31, 2021	As of December 31, 2020
PX Global Advisors, LLC
Principal	$2,000,000	$-
Interest	10,959	-
Total	$2,010,959	$-

On December 12, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with PX Global Advisors, LLC (“PX Global Advisors”), pursuant to which the PX Global Advisors purchased a convertible promissory note (the “Note”) from the Company in the principal amount of $2,000,000. Pursuant to the terms of the Note, the Note bears an interest rate of 10% per annum, the principal amount and accrued but unpaid interest of the Note shall be due and payable on December 12, 2022 (the “Maturity Date”) and such principal amount and the interest accrued thereon shall be convertible into shares of the Company’s common stock at the selection of the PX Global Advisors on the Maturity Date at a fixed conversion price of $3.20 per share. The Company shall have the right to prepay the outstanding balance of and interest on this Note at any time prior to the Maturity Date. The Company intends to use the net proceeds from the Note for general working capital purposes. On December 13, 2021, the Company issued the Note to the PX Global Advisors and consummated the transaction as set forth in the Purchase Agreement. The Note was wholly recognized as a liability under ASC 470-20-25-10 and ASC 470-20-25-12.

Interest expense was $10,959 and $0, respectively for the years ended December 31, 2021 and 2020.

NOTE 14. RELATED PARTY TRANSACTIONS

a)	Long term investment

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

b)	Property, plant and equipment

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

c)	Related party payables

Related party payables consisted of the followings:

	As of December 31, 2021	As of December 31, 2020
PX SPAC Capital Inc.
Principal	$36,916	$-
Interest	586	-
Total	$37,502	$-

The amount was provided as working capital to financial the Company’s operations. The amount is unsecured, 2% annual interest bearing and due on demand. Interest expense was $586 and $0, respectively for the years ended December 31, 2021 and 2020.

NOTE 15. Taxation

a)	Corporate Income Taxes

The Company was incorporated in the United States of America (“USA”). The Company did not generate any taxable income from its operations for the years ended December 31, 2021 and 2020.

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

The Company is subject to franchise tax filing requirements in the State of Delaware.

The components of the income tax expense are as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Current	$-	$-
Deferred	-	-
Total	$-	$-

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

c)	Taxes Payable

Taxes payable consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Corporate income tax payable	$-	$-
Franchise tax payable	1,200	800
Other surtaxes payable	-	-
Total	$1,200	$800

NOTE 16. STOCKHOLDERS’ EQUITY

Common stock

As of December 31, 2021 and 2020, the Company has 100,000,000 shares of common stock authorized, 17,465,992 shares and 4,205,543* shares (before Reverse Stock Split: 21,027,713 shares) issued and outstanding at par value of $0.001 per share, respectively.

* - The number of shares was adjusted retroactively for all period presented to reflect the 5 to 1 reverse stock split change which was effective on November 1, 2021.

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

In connection with the Reverse Stock Split, our par value per share was no change at $0.001. The number of common stock outstanding and share capital has been changed accordingly.

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

For the years ended December 31, 2021 and 2020, no stock option has been issued.

NOTE 17. LOSS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share:

	For the years ended December, 31
	2021	2020
Numerator:
Net loss	$(1,466,916)	$(39,438)
Denominator:
Weighted average number of common stock outstanding - basic and diluted	17,465,992	4,205,543 *
Loss per share – Basic and diluted:	$(0.08399)	$(0.00938)

* - The computation of basic and diluted share and EPS data was adjusted retroactively for all period presented to reflect the 5 to 1 reverse stock split change which was effective on November 1, 2021.

NOTE 18. CONCENTRATION OF RISK

a)	Major Customer

The Company had certain customers who represented 10% or more of the Company’s total sales. For years ended December 31, 2021 and 2020, the Company had one customer contributes for 10% or more of the Company’s total sales.

b)	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the years ended December 31, 2021 and 2020, there was no concentration in any specific vendor.

c)	Credit Risk

The Company maintained cash balances at several financial institutions located in the United States. Accounts located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000.

NOTE 19. SIGNIFICANT EVENTS

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

From April 7, 2021 to May 17, 2021, the Company entered into eight private placement subscription agreements (the “Subscription Agreements”) in connection with its private offering (the “Offering”) of the Company’s unregistered shares of common stock, par value $$0.001, with a total of eight (8) U.S. accredited investors, as defined under Rule 501 of Regulation D, and non-U.S. investors (individually, an “Investor” and collectively, the “Investors”), at a purchase price of $0.10 per share. This Offering was and is being conducted on a rolling basis and there is no minimum nor maximum offering amount to close this Offering. Each of the Subscription Agreements contained customary representations, warranties and covenants by the parties, regularly applied under industry standards. Each of the Investors acknowledged and agreed that any resale of the shares issued in connection with this Offering is subject to resale restrictions pursuant to the Securities Exchange Act of 1934 and none of the shares purchased herein has been registered under the Securities Act of 1933, as amended.

On April 23, 2021, the Company entered into subscription agreements with five accredited investors for the sale and issuance of ten million and five hundred thousand shares (10,500,000) ordinary shares of the Company, $0.001 par value per share (“Ordinary Shares”) at a per-share price of $0.10 for aggregate gross proceeds of $1,050,000 (the “Private Placement I”). The subscription agreements contain customary representations, warranties and agreements by the Company and customary conditions to closing. The Company closed the Private Placement I on April 24, 2021 and intend to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement I is exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D and Regulation S thereunder, each as promulgated by the Securities and Exchange Commission (the “Commission”).

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

On June 4, 2021, the Company and Hudson Capital USA Inc. (the “Seller”) entered into a share transfer agreement (the “Archax SPA”), pursuant to which the Company agreed to buy from the Seller $500,000 USD worth of shares of Archax Holdings Ltd. (“Archax”), a company organized under the laws of England, UK. Archax is a global digital asset trading platform and ecosystem. In addition, on June 4, 2021, the Company and the Seller entered into another share transfer agreement (the “Montis SPA”), pursuant to which the Company agreed to buy from the Seller $250,000 USD worth of shares of Montis Digital Limited (“Montis”), a company organized under the laws of Gibraltar. Montis primarily provides marketing and consulting services for digital assets and related entities in the digital asset ecosystems. Each of the Archax SPA and Montis SPA contained customary representations and warranties for transactions of this nature and scale.

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

On July 19, 2021, the Company has entered into a Consulting Agreement with PX Global Advisors, LLC. for acting as advisor to assist the Company on business combination and listing on a U.S. national stock exchange for a consultancy fee of $1,500,000.

On July 29, 2021, the Company entered into subscription agreements with five accredited investors for the sale and issuance of seventeen million and eighty hundred thousand shares (17,800,000) Ordinary Shares at a per-share price of $0.10 for aggregate gross proceeds of $1,780,000 (the “Private Placement II”). The subscription agreements contain customary representations, warranties and agreements by the Company and customary conditions to closing. The Company closed the Private Placement II on July 30, 2021 and intend to use the funds for working capital. No brokers or placement agents was involved. Our Private Placement II is exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof and/or Rule 506 of Regulation D and Regulation S thereunder.

On November 18, 2021, the Company entered into a Share Purchase/Exchange Agreement (the “Agreement”) with Center Florence Holding LLC (“Center Florence Holding”) and Center Florence, Inc. (“Center Florence”), a wholly-owned subsidiary of Center Florence Holding. Under the Agreement, Center Florence Holding will sell and transfer one hundred percent (100%) of its shares in the Center Florence to the Company in exchange for four million six hundred thousand (4,600,000) shares (the “Exchange Shares”) of the Company’s common stock (the “Common Stock”), par value $0.001 per share, at an agreed price of $4.00 per share of the Common Stock for a total valuation of $18,400,000 of the Company. On December 1, 2021, the share exchange transaction was closed and the Center Florence being wholly-owned subsidiary of the Company.

On December 12, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with PX Global Advisors, LLC (“PX Global Advisors”), pursuant to which the PX Global Advisors purchased a convertible promissory note (the “Note”) from the Company in the principal amount of $2,000,000. Pursuant to the terms of the Note, the Note bears an interest rate of 10% per annum, the principal amount and accrued but unpaid interest of the Note shall be due and payable on December 12, 2022 (the “Maturity Date”) and such principal amount and the interest accrued thereon shall be convertible into shares of the Company’s common stock at the selection of the PX Global Advisors on the Maturity Date at a fixed conversion price of $3.20 per share. The Company shall have the right to prepay the outstanding balance of and interest on this Note at any time prior to the Maturity Date. The Company intends to use the net proceeds from the Note for general working capital purposes. On December 13, 2021, the Company issued the Note to the PX Global Advisors and consummated the transaction as set forth in the Purchase Agreement.

The offer and sale of the Note and the issuance of any shares issuable pursuant to the conversion of the Note are and shall be made in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On December 30, 2021, the Company entered into a stock sale and purchase agreement (the “Agreement”) with Terry Chu (the “Buyer”), pursuant to which the Company sold to Buyer (the “Disposal Transaction”) EGOOS Mobile Technology Company Limited, a British Virgin Islands corporation (“EGOOS”) and wholly-owned subsidiary of the Company, for an aggregate purchase price of $1.00 via selling all of EGOOS’ issued and outstanding share capital. Before their entry into the Agreement, no material relationship existed between the Company and the Buyer, on one hand, and EGOOS and the Buyer on the other hand. On December 30, 2021, the Company and Buyer consummated the Disposal Transaction set forth in the Agreement and as a result the Company completely disposed its legacy audio bank card business in the People’s Republic of China, which has ceased its meaningful operations since 2019.

NOTE 21. SUBSEQUENT EVENTS

On January 12, 2022, New York Tech Capital, Inc., a New York corporation (“New York Tech”) and a wholly owned subsidiary of Wave Sync Corp. (the “Company”), entered into an international sales agreement (the “Agreement”) with Fortune Gear Limited (“Fortune”), pursuant to which the Company, through New York Tech, purchased 350 units of A1246 cryptocurrency mining machines (the “Products”) with mixed Hash performance of 83T, 85T and 87T. Before their entry into the Agreement, no material relationship existed between the Company or New York Tech and Fortune.

On January 13, 2022, Wave Sync Corp. (the “Company”) entered into an engagement agreement (the “Agreement”) with Joseph Stone Capital, LLC (the “FA”), pursuant to which the FA will act as an exclusive financial advisor for the Company to assist with certain matters, including up-listing, mergers and acquisitions, licensing or a joint venture or partnership, and global capital raising transactions by the Company (the “Services”) for a period of twelve (12) months, with an automatic extension for additional twelve (12) months with the mutual approval of the Company and FA. For the Services provided and to be provided by the FA, the Company shall issue the FA 1,000,000 shares of the Company’s common stock (the “Upfront Shares”) as upfront fees. Pursuant to the Agreement, the Company has granted the FA an anti-dilution right to maintain the FA’s equity ownership percentage of the Company of at least five percentage (5%) on a fully diluted basis for a period of eighteen (18) months from the date of the issuance of the Upfront Shares. The Company shall pay a certain percentage of the Aggregate Consideration as compensation to the FA for any sale, merger, acquisition, joint venture, strategic alliance, technology partnership, licensing agreement or other similar agreements undertaken by the Company due to the FA’s advice and facilitation. In addition, the FA shall receive a mutually agreed compensation for any form of debt financing raised with the assistance of the FA for the Company. Furthermore, for any successful equity raise by the Company as a result of the FA’s efforts, the FA shall receive (i) a Success Fee, payable in cash, equal to ten percent (10%) of the gross proceeds of the equity offering, plus (ii) warrants to purchase shares of Company’s commons stock (the “FA Warrants”), with the cashless exercise option, in the amount equal to ten percent (10%) of the gross proceeds of the equity offering, exercisable, in whole or in part, at any time within five (5) years from a public offering of the Company at a strike price equal to hundred-twenty percent (120%) of the public offering price of the Company’s common stock, or, if a public offering price is not available, then the market price of the common stock on the date when such offering is commenced. In accordance with the Agreement, the Company has granted the piggyback registration right to the shares underlying the FA Warrants and the Upfront Shares. The Company paid the FA $25,000 as advanced payment for any accountable expenses pursuant to the Agreement. The Company shall grant the FA a right to first refusal to act as the sole placement agent, sole book runner, manager, agent, or advisor for the Company’s next placement of debt or equity securities for a period of 18 months, subject to the terms of the Agreement. Additionally, the FA shall be entitled to compensation for any transaction undertaken by the Company with parties identified by the FA within eighteen (18) months from the termination or expiration of the Agreement. Any capitalized term used but not defined herein shall have the meaning given thereto in the Agreement. Before their entry into the Agreement, no material relationship existed between the Company and the FA.

The offer and issuance of the Upfront Shares is and shall be made in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On February 1, 2022, Wave Sync Corp. (the “Company”) filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to change its corporate name from “Wave Sync Corp.” to “New York Holding Corp.” effective on February 4, 2022. The Certificate of Amendment and change of the corporate name do not and will not affect any right or obligation of the holders of the Company’s securities.

On February 15, 2022, the Company entered into a Sotck Sale and Purchase Agreement with Hudson Capital Inc. for buying all shares of Hudson Capital USA Inc. (“Hudson Capital USA”) for $1 and the transaction was closed at February 16, 2022.

On March 15, 2022, Time Capital Management Inc., a New York corporation (“Time Capital”) and a wholly owned subsidiary of Wave Sync Corp. (the “Company”), entered into a business consulting agreement (the “Agreement”) with Pengfei Xie, Zaixian Wang and Bingjiang Wang (collectively, the “Clients”), pursuant to which Time Capital, as a business consultant, shall provide investment and financial advice in relation to Clients’ funds of a total of one million dollars ($1,000,000.00) (the “Funds”) together with the income attributable to such Funds (the “Account”) for a period of one year from the date of the Agreement to March 15, 2023. Subject to the terms and conditions of the Agreement, Time Capital shall be entitled to a performance-based profit allocation of 8% of the Account’s net profits (the “Consulting Fees”) payable quarterly to Time Capital for the services it provides.

Before their entry into the Agreement, no material relationship existed between the Company or Time Capital on one hand and the Clients on the other hand, except that 1) Zaixian Wang is a shareholder of the Company and 2) Zaixian Wang is the father of Warren Wang who in-turn is the control person of PX SPAC Capital Inc., one of the principal shareholders of the Company.

On March 25, 2022, the Company entered into a private placement subscription agreement (the “Subscription Agreement”) in connection with its private sale (the “Offering”) of the Company’s 156,250 unregistered shares of common stock, par value $0.001, to Yingbin Guo (the “Investor”), at a purchase price of $3.20 per share. The Subscription Agreement contains customary representations, warranties and covenants by the parties regularly applied under industry standards. The Investor acknowledged and agreed that any resale of the shares issued in connection with this Offering is subject to resale restrictions pursuant to the Securities Exchange Act of 1934 and none of the shares purchased herein has been registered under the Securities Act of 1933, as amended.

The Company shall issue shares of its common stock sold in this Offering in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. The Company relied on this exemption from registration for this Offering based in part on the representations made by the Investor, including the representations with respect to the Investor’s status as accredited investors and his investment intent.

On March 30, 2022, Hudson Capital USA, the subsidiary of the Company, entered into a Bought and Sold Note with Hudson Capital Inc. and executed an Instrument of Transfer to transfer its one (1) share, which represent all interest, in its wholly-owned Hong Kong subsidiary, Hongkong Internet Financial Services Limited for HK$1.

Except for the above mentioned matters, no other material events are required to be adjusted or disclosed as of the report date of the consolidated financial statements.