Form 10-Q
period 2022-03-31
Wave Sync Corp.
filed 2022-07-06
CIK 860131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding As of June 28, 2022
Common stock, par value $0.001	19,322,242

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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(Stated in US Dollars)

	As of March 31	As of December 31
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$555,717	$2,877,456
Accounts receivable, net of allowance	77,158	64,089
Inventory	1,996	2,673
Other receivable	11,851	-
Prepaid expenses	235	5,706
Deposit paid	299,565	99,553
Total Current Assets	946,522	3,049,477
Non-current assets
Property and equipment, net	22,974,255	21,140,192
Intangible assets, net	240,099	189,692
Long-term investment	859,108	857,011
Goodwill	91,556	63,417
Total Assets	$25,111,540	$25,299,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$204,280	$340,826
Accrued expenses	120,335	100,278
Security deposits from customers	14,393	14,393
Short-term loans	160,531	166,777
Note payables	2,060,274	2,010,959
Other payables	14,055	-
Taxes payable	1,240	1,200
Due to related parties	37,684	38,546
Total Current Liabilities	2,612,792	2,672,979
Long term loans	1,424,496	1,433,859
Deferred tax liabilities	-	-
Total Liabilities	$4,037,288	$4,106,838

Commitment and contingencies

Shareholders’ equity
Common Stock ($0.001 par value, 100,000,000 shares authorized, 17,465,992 and 17,465,992 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	$17,466	$17,466
Additional paid in capital	25,459,964	23,465,830
Accumulated deficits	(4,403,178)	(2,290,345)
Accumulated other comprehensive loss	-	-
Total Shareholders’ Equity	21,074,252	21,192,951
Total Liabilities and Shareholders’ Equity	$25,111,540	$25,299,789

*	- The number of shares outstanding was adjusted retroactively for all periods presented to reflect the 5 to 1 reverse stock split change which became effective on November 1, 2021.

See notes to condensed consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

(Stated in US Dollars)

	Three months Ended March 31, 2022	Three months Ended March 31, 2021
	(Unaudited)	(Unaudited)
Revenue	$789,348	$-
Cost of revenue	228,637	-
Gross profit	560,711	-

Operating expenses
General and administrative expenses	658,031	10,723
Financial expenses	49,497	280
Total Operating expenses	707,528	11,003
Loss from operations	(146,817)	(11,003)

Other income (expenses)
Interest income	2,644	-
Interest expense	(18,096)	-
Other income	22	-
Total other (expenses) income, net	(15,430)	-

Loss before income tax expenses	(162,247)	(11,003)
Income tax expenses	-	-
Net loss	$(162,247)	$(11,003)
Other comprehensive loss
Foreign currency translation (loss) gain	-	-
Comprehensive loss	$(162,247)	$(11,003)

Weighted average number of shares, basic and diluted	17,465,992	4,205,543 *
Basic and diluted loss per share	$(0.00929)	$(0.00262)

*	- The number of shares outstanding was adjusted retroactively for all periods presented to reflect the 5 to 1 reverse stock split change which became effective on November 1, 2021.

See notes to condensed consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

(Stated in US Dollars)

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(162,247)	$(11,003)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,361	-
Interest income on convertible loan note	(2,097)	-
Changes in operating assets and liabilities:
Accounts receivables	(13,069)	-
Inventory	677	-
Prepaid expenses	5,471	-
Other receivable	(11,851)	-
Deposit paid	(200,012)	-
Accounts payable	(136,547)	-
Accrued expenses	68,511	(6,828)
Other payables	12,579	-
Tax payable	-	400
Net cash (used in)/provided by operating activities	$(321,224)	$(17,431)

Cash flows from investing activities:
Purchases of property and equipment	(1,918,350)	-
Investment on intangible assets	(66,556)	-
Proceeds from disposal of property and equipment	-	-
Net cash (used in)/provided by investing activities	$(1,984,906)	$-

Cash flows from financing activities:
Proceeds from related party	-	20,431
Repayment of bank loan	(15,609)	-
Proceeds from issuance of shares	-	-
Repayment of bank loan	-	-
Net cash provided by/ (used in) financing activities	$(15,609)	$20,431

Effect of exchange rate changes on cash	-	-

Net increase (decrease) in cash	$(2,321,739)	$3,000
Cash at beginning of year	2,877,456	3
Cash at end of year	$555,717	$3,003

Supplemental disclosure of cash flow information
Interest received	$-	$-
Interest paid	-	-
Income taxes paid	-	-
Non- cash financing activities
Forgiveness of loans from related parties	$-	$-
Undertaking of assets and liabilities by related parties	$-	$-

See notes to the condensed consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

(Stated in US Dollars)

	Three months ended March 31, 2022
	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Shareholders’
	Shares	Amount	Capital	deficit	income	Equity
Balance as of December 31, 2021	17,465,992	$17,466	$23,465,830	$(2,290,345)	$-	$21,192,951
Net (loss)	-	-	-	(162,247)	-	(162,247)
Acquisition of subsidiaries	-	-	1,994,134	(1,950,586)	-	43,548
Foreign currency translation loss	-	-	-	-	-	-
Balance as of March 31, 2022	17,465,992	$17,466	$25,459,964	$(4,403,178)	$-	$21,074,252

	Three months ended March 31, 2021
	Common Stock			Additional paid-in	Accumulated	Accumulated other comprehensive	Total Shareholders’
	Shares		Amount	Capital	deficit	income	Equity
Balance as of December 31, 2020	4,205,543	*	$4,206	$27,314,316	$(27,131,839)	$(258,524)	$(71,841)
Net (loss)	-		-	-	(11,003)	-	(11,003)
Foreign currency translation loss	-		-	-	-	-	-
Balance as of December 31, 2021	4,205,543	*	$4,206	$27,314,316	$(27,142,842)	$(258,524)	$(82,844)

*	- The number of shares outstanding was adjusted retroactively for all periods presented to reflect the 5 to 1 reverse stock split change which became effective on November 1, 2021.

See notes to the condensed consolidated financial statements

WAVE SYNC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

FOR THE FISCAL QUARTERS ENDED MARCH 31, 2022 AND 2021 (Unaudited)

(Stated in US Dollars)

NOTE 1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Wave Sync Corp. formerly known as China Bio-Energy Corp. (the “Company”), and prior to that known as China INSOnline Corp., was incorporated on December 23, 1988 as Lifequest Medical, Inc., a Delaware corporation.

In June 2010, the Company ceased all operations conducted by its then subsidiaries: Ever Trend Investment Limited, Run Ze Yong Cheng (Beijing) Technology, San Teng Da Fei Technology, and Guang Hua Insurance Agency (collectively the “Ever Trend Group”). On January 27, 2015, the Company announced the completion of the disposition of the aforementioned subsidiaries. Accordingly, the Company has excluded the accounts of the Ever Trend Group in these financial statements and the accompanying notes contained herein.

On November 12, 2010, the Company entered into a share exchange agreement with Ding Neng Holdings Ltd, an investment holdings company incorporated in the British Virgin Islands (“Ding Neng Holdings”); the share exchange agreement was amended on December 6, 2010, whereby the Company, under the share exchange agreement and its related amendment, would have contemplated acquiring 100% of Ding Neng Holdings in exchange for the issuance of 26,162,505 shares of the Company’s common stock, par value $0.001. Under the share exchange agreement, the Company would have contemplated owning and operating Ding Neng Holdings and Ding Neng Holdings’ directly, and indirectly held subsidiaries: Ding Neng Bio-technology Co., Ltd. (“Ding Neng HK”), Zhangzhou Fuhua Biomass Energy Technology Co., Ltd. (“WOFE”), and Ding Neng Bio-tech. Ding Neng HK was incorporated under the laws of Hong Kong on September 10, 2010. Ding Neng HK did not have any operations. Ding Neng HK has been delinquent with its annual regulatory filings in Hong Kong, and should be considered dormant and defunct. Ding Neng HK was wholly-owned by Ding Neng Holdings. The WFOE was incorporated as a wholly-foreign owned entity under the laws of the People’s Republic of China (“PRC”), on November 2, 2010. WFOE was wholly-owned by Ding Neng HK. Ding Neng Bio-tech was incorporated under the laws of the PRC on December 8, 2006. It was located in Zhangzhou city Fujian Province of PRC. Ding Neng Bio-tech was engaged in the production, refinement and distribution of bio-diesel fuel in Southern China. Ding Neng Bio-tech operated a biodiesel manufacturing facility in Zhangzhou city. On October 28, 2010, WFOE and Ding Neng Bio-tech entered into a set of variable interest entity agreements that included: (1) a Consulting Service Agreement with Ding Neng Bio-tech, which entitled WFOE to receive substantially all of the economic benefits of Ding Neng Bio-tech in consideration for services provided by WFOE to DingNeng Bio-tech, (2) an Option Agreement with Xinfeng Nie, Sanfu Huang, and Shunlong Hu (the shareholders of Ding Neng Bio-tech) allowing the WFOE to acquire all the shares of Ding Neng Bio-tech as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WFOE with the all voting rights of the Ding Neng Bio-tech shareholders, and (4) an Equity Pledge Agreement that pledges the shares in Ding Neng Bio-tech to WFOE (VIE Agreements). These VIE Agreements granted effective control of Ding Neng Bio-tech to WFOE. On June 4, 2015, WFOE filed a civil action in Haicang District People’s Court of Xiamen, Fujian, PRC (the “Court”) against Ding Neng Bio-tech, alleging that the purposes of those certain executed VIE Agreements entered into by WFOE and Ding Neng Bio-Tech on October 28, 2010, had been frustrated, and that these VIE Agreements should be terminated. WFOE alleged that Ding Neng Bio-Tech did not make any payment of service fees to WFOE, and that Ding Neng Bio-Tech failed to perfect the security interest in the pledged stocks. On July 14, 2015, this case was settled via in-court mediation directed by the Court. As a result, WFOE and Ding Neng Bio-Tech entered into a binding settlement, among other things, (i) to terminate the VIE Agreements, and (ii) that the litigation fee in the amount of RMB10,000 (approximately$1,610.50) would be borne by Ding Neng Bio-Tech. Ding Neng Holdings is delinquent with its regulatory filings and annual fees to the British Virgin Islands; accordingly, the Ding Neng Holdings should be considered dormant and defunct.

Given that the Company has not been able to exercise effective control over Ding Neng Bio-Tech or to access Ding Neng Bio-tech’s financial information since 2011, and the VIE Agreements were terminated, the Company has excluded the accounts of Ding Neng Bio-Tech in these financial statements and the accompanying notes contained herein; the exclusion of such accounts is considered as a type two material subsequent event that occurred prior to the issuance of the financial statements but after the balance sheets dates that required material adjustments to the financial statements presented. Ding Neng Holdings is delinquent and defunct; the Company has determined that the Company was never registered as the sole shareholder of Ding Neng Holdings pursuant to the share exchange agreement dated November 12, 2010, and as amended on December 6, 2010; accordingly, the Company has excluded the accounts of Ding Neng and its subsidiaries in these financial statements and the accompanying notes as contained herein; the exclusion of such accounts is considered as a type two material subsequent event that occurred prior to the issuance of the financial statements but after the balance sheets dates that required material adjustments to the financial statements presented. The Company accounted for the issuance of shares to the shareholders of Ding Neng Holdings under the contemplated share exchange transaction as a recapitalization of the Company under reverse take-over accounting; accordingly, the Company’s historical stockholders’ equity has been retroactively restated to the first period presented; as a result of the Company not being updated to Ding Neng Holdings shareholder register, and that Ding Neng Holdings being defunct, the Company has written off all investments made in Ding Neng as loss on investment in subsidiary.

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

Share Purchase Agreement

On October 19, 2015, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with EGOOS Mobile Technology Company Limited, a British Virgin Islands holding company (“EGOOS BVI”), which owns 100% of EGOOS Mobile Technology Company Limited, a Hong Kong company (“EGOOS HK”), which owns 100% of Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“WOFE  SZ”), a foreign investment enterprise organized under the laws of the PRC, and which has, through various contractual agreements known as variable interest entity (“VIE”) agreements. These VIE agreements provide the WOFE SZ management control and the rights to the profits of Guangzhou Yuzhi Information Technology Co., Ltd., a corporation organized under the laws of the PRC as a variable interest entity (“GZYZ”), which owns 100% of Shenzhen Qianhai Exce-card Technology Co., Ltd., a Chinese corporation (“SQEC”), which owns 100% of Guangzhou Rongsheng Information Technology Co., Ltd., a Chinese corporation (“GZRS”) and the sole shareholder of EGOOS BVI. The VIE agreements include: (1) an Exclusive Service Agreement between WOFE SZ and GZYZ, which entitles WOFE SZ to receive substantially all of the economic benefits of GZYZ in consideration for services provided by WOFE SZ to GZYZ, (2) a Call Option Agreement with the shareholders of GZYZ, Yang Wenbin and Li Ping, allowing the WOFE SZ to acquire all the shares of GZYZ as permitted by PRC laws, (3) a Voting Rights Proxy Agreement that provides WOFE SZ with the all voting rights of the GZYZ’s shareholders, and (4) an Equity Pledge Agreement that pledges the shares in GZYZ to WOFE SZ. Management has assessed the terms of the VIE agreements and determined that the Company is the primary beneficiary of those agreements based on Management’s ability to direct the use and disposition of GZYZ assets including the payment of future profits to the Company. Management also determined the Company has implicitly provided financial support to GYZY; accordingly, Management believes that GZYZ and its subsidiaries should be consolidated as variable interest entities of the Company.

SQEC was incorporated on November 11, 2013. SQEC  is in the business of design, development, and proliferation of next generation debit and credit cards for financial institutions employing innovative secured encryption technology transmitted via audio wave technology; SQEC intends to work with China Union Pay and China Construction Bank under a potential pilot program to develop and market to end user bank customers and business operators to adopt these next generation of cards by developing point of sale and commercial interfaces via software and other solutions to generate demand for these cards as a value-added alternative to current generation debit and credit cards.

On January 28, 2015, ownership of SQEC’s was transferred from Bao, Shanshan to Xiang, Zuyue for a consideration of approximately $1,629,062 (RMB 10,000,000). Simultaneously, Xiang, Zuyue transferred 40% of his ownership to Li, Na for a consideration of $651,625 (RMB 4,000,000). On July 24, 2015, SQEC entire ownership was collectively transferred from Xiang, Zuyue and Li, Na to GZYZ for a consideration of approximately $1,629,062 (RMB 10,000,000).

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

The consolidated financial statements were prepared assuming that the Company had control over EGOOS BVI and its intermediary holding companies, operating subsidiaries, and variable interest entities: EGOOS HK, WOFE, GZYZ, SQEC, and GZRS from the first period presented. The transactions detailed above had been accounted for as reverse takeover transactions and were capitalization of the Company, including the conversion of the convertible promissory note; accordingly, the Company (the legal acquirer) was considered the accounting acquiree and EGOOS BVI (the legal acquiree) was considered the accounting acquirer. No goodwill had been recorded. As a result of this transaction, the Company was deemed to be a continuation of the business of EGOOS BVI and SQEC.

On December 30, 2021, the Company entered into a stock sale and purchase agreement (the “Agreement”) with Terry Chu (the “Buyer”), pursuant to which the Company sold to Buyer (the “Disposal Transaction”) EGOOS Mobile Technology Company Limited, a British Virgin Islands corporation (“EGOOS”) and wholly-owned subsidiary of the Company, together with VIE, for an aggregate purchase price of $1.00 via selling all of EGOOS’ issued and outstanding share capital. Before their entry into the Agreement, no material relationship existed between the Company and the Buyer, on one hand, and EGOOS and the Buyer on the other hand. On December 30, 2021, the Company and Buyer consummated the Disposal Transaction set forth in the Agreement and as a result the Company completely disposed its legacy audio bank card business in the People’s Republic of China, which has ceased its meaningful operations since 2019. As such, the Company currently does not have the VIE structure or VIE agreements.

On October 18, 2021, the Company incorporated two wholly owned subsidiaries New York Link Capital Inc. (“New York Link”) and New York Tech Capital Inc. (“New York Tech”) for conducting digital currency business, including digital mining, trading of digital currencies and other relevant business. New York Link is holding company of New York Tech, holding 100% equity interest in New York Tech.

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

On April 16, 2021, Center Florence entered into a securities exchange agreement  among with among Center St. Louis, LLC (“St. Louis”), a Delaware limited liability company, Royal Park, LLC (“Royal Park”), a South Carolina limited liability company, Florence Development LLC (“Florence”), a Delaware limited liability company (each of St. Louis, Royal Park and Florence, a “Subsidiary” and collectively, the “Subsidiaries”), Center Florence Holding, LLC, a Delaware limited liability company (the “Center Florence Holding”), and all of the members of the Subsidiaries (each, a “Member” and collectively, the “Members”).

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

On November 18, 2021, the Company entered into a Share Purchase/Exchange Agreement (the “Agreement”) with Center Florence Holding LLC (“Center Florence Holding”) and Center Florence, Inc. (“Center Florence”), a wholly-owned subsidiary of Center Florence Holding. Under the Agreement, Center Florence Holding sold and transferred one hundred percent (100%) of its shares in Center Florence to the Company in exchange for four million six hundred thousand (4,600,000) shares (the “Exchange Shares”) of the Company’s common stock (the “Common Stock”), par value $0.001 per share, at an agreed price of $4.00 per share of the Common Stock for a total valuation of $18,400,000 of the Company. On December 1, 2021, the share exchange transaction was closed and the Center Florence became wholly-owned subsidiary of the Company.

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

On February 15, 2022, the Company entered into a Stock Sale and Purchase Agreement with Hudson Capital Inc. for buying all shares of Hudson Capital USA Inc. (“Hudson Capital USA”) for $1 and the transaction was closed at February 16, 2022.

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

As of March 31, 2022, the detailed identities of the consolidating subsidiaries were as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
New York Link Capital Inc. (“NY Link”)	New York	100%	$100
New York Tech Capital Inc. (“NY Tech”)	New York	100%	100
Center Florence, Inc.	Delaware	100%	1
Center St. Louis LLC (“St. Louis”)	Delaware	100%	1,000
Royal Park, LLC (“Royal Park”)	South Carolina	100%	1,000
Florence Development, LLC. (“Florence”)	Delaware	100%	1,000
Time Capital Inc. (“Time Capital”)	New York	100%	100
Time Capital Management Inc. (“Time Capital Management”)	New York	100%	100
Hudson Capital USA Inc. (“NY Link”)	New York	100%	100
Hongkong Internet Financial Services Limited (“HKIFS”)	Hong Kong	100%	0.14

As of December 31, 2021, the detailed identities of the consolidating subsidiaries were as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
New York Link Capital Inc. (“NY Link”)	New York	100%	$100
New York Tech Capital Inc. (“NY Tech”)	New York	100%	100
Center Florence, Inc.	Delaware	100%	1
Center St. Louis LLC (“St. Louis”)	Delaware	100%	1,000
Royal Park, LLC (“Royal Park”)	South Carolina	100%	1,000
Florence Development, LLC. (“Florence”)	Delaware	100%	1,000

D. Unaudited Interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

The consolidated balance sheets and certain comparative information as of December 31, 2021 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2021 (“2021 Annual Financial Statements”), included in the Company’s 2021 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2021 Annual Financial Statements.

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

Digital assets

Digital assets (including Bitcoin and USDT) are included in current assets in the accompanying consolidated balance sheets. Digital assets purchased are recorded at cost and digital assets awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

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

For the periods ended March 31, 2022 and 2021, the Company has recognized impairment loss of $0 and $0 of its digital assets, respectively.

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

L. Business combinations

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

M. Goodwill

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

N. Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For the periods ended March 31, 2022 and 2021, the Company did not recognize any impairment loss of its long-lived assets.

O. Long term investment

The Company’s long-term investments include equity securities without readily determinable fair values and available-for-sale investments.

Equity securities without readily determinable fair values

As of March 31, 2022 and December 31, 2021, the Company’s investment in two privately held companies over which the Company neither has control nor significant influence through investment in common stock.

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

P. Accounting for the Impairment of Long-lived assets

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

Q. Income taxes

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

R. Stock-based compensation

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

For the periods ended March 31, 2022 and 2021, $0 and $0 stock-based compensation was recognized.

S. Foreign currency translation

The accompanying financial statements are presented in United States dollars (USD).

For the period ended March 31, 2022, the functional currency of the Company is the USD.

For the period ended March 31, 2021, the functional currency of the Company is the USD and Renminbi (RMB). The financial statements are translated into USD from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange rates	March 31, 2021	December 31, 2021
Year-end/period-end RMB : US$ exchange rate	6.5713	6.4515
Average annual/period RMB : US$ exchange rate	6.4844	6.3757

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollar at the rates used in translation.

T. Revenue recognition

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

U. Cost of revenue

Cryptocurrency

The cost of revenue of cryptocurrency is the corresponding amount of intangible assets.

Clubhouse services

The cost of revenue of clubhouse services is mainly the labour costs and cost of food and beverage.

V. Earnings per share

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

W. Comprehensive loss

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company presents components of comprehensive income with equal prominence to other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

X. Subsequent events

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

Y. Fair Value of Financial Instruments

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of March 31, 2022:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash	$555,717	$-	$-	$555,717
Total financial assets	$555,717	$-	$-	$555,717

As of December 31, 2021:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash	$2,877,456	$-	$-	$2,877,456
Total financial assets	$2,877,456	$-	$-	$2,877,456

Z. Recently issued accounting standards

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

On December 1, 2021, the share exchange transaction was closed and the Center Florence became a wholly-owned subsidiary of the Company.

The acquisition was recorded using the acquisition method of accounting. Accordingly, the acquired assets and liabilities were recorded at fair value at the date of acquisition.

The purchase price of Center Florence was allocated as of December 1, 2021, the date of acquisition, as follows:

USD
(Audited)
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

Acquisition of Hudson Capital USA Inc.

On February 15, 2022, the Company entered into a Stock Sale and Purchase Agreement with Hudson Capital Inc. for buying all shares of Hudson Capital USA Inc. (“Hudson Capital USA”) for $1 and the transaction was closed at February 16, 2022.

The acquisition was recorded using the acquisition method of accounting. Accordingly, the acquired assets and liabilities were recorded at fair value at the date of acquisition.

The purchase price of Hudson Capital USA was allocated as of February 16, 2022, the date of acquisition, as follows:

USD
(Unaudited)
Cash and cash equivalents	$21,478
Net assets acquired, excluding cash and cash equivalents, related parties balances and property, plant and equipment, net	(1,416)
Property, plant and equipment, net	0
Separable Intangible Liabilities – Lease commitment-related intangible liabilities	(48,101)
Goodwill	28,139
Total purchase consideration	$100

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

Acquisition of Hongkong Internet Financial Services Limited

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

The purchase price of Hongkong Internet Financial Services Limited was allocated as of March 30, 2022, the date of acquisition, as follows:

USD
(Unaudited)
Cash and cash equivalents	$0
Net assets acquired, excluding cash and cash equivalents, and related parties balances	0
Goodwill	0.14
Total purchase consideration	$0.14

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

NOTE 4. CASH AND CASH EQUIVALENTS

Cash consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Cash on hand	$-	$6,090
Cash in banks	555,717	2,871,366
Total cash	$555,717	$2,877,456

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Accounts receivable	$77,158	$64,089
Less: allowance	-	-
Less: impairment	-	-
Accounts receivable, net	$77,158	$64,089

NOTE 6. INVENTORY

Inventory consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Consumable store	$1,996	$2,673
Less: allowance	-	-
Less: impairment	-	-
Total	$1,996	$2,673

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	As of March31, 2021	As of December 31, 2021
	(Unaudited)	(Audited)
Land	$18,148,238	$18,148,238
Building and improvement	2,614,790	2,614,790
Furniture and equipment	285,694	261,397
Digital mining equipment	3,218,350	1,300,000
Motor vehicle	100,000	100,000
Total property and equipment	24,367,072	22,424,425
Less: accumulated depreciation	(1,392,817)	(1,284,233)
Less: impairment	-	-
Property, plant and equipment, net	$22,974,255	$21,140,192

Depreciation expense was $108,584 and $0, respectively for the years ended December 31, 2021 and 2020.

NOTE 8. INTANGIBLE ASSETS, NET

The intangible assets consisted of the following:

	As of March 31, 2022 (Unaudited)
Items	Gross Carrying Value		Accumulated Amortization		Impairment		Net Carrying Value
	$		$		$		$
Intangible assets not subject to amortization:
Goodwill (Note 9)		91,556		-		-		91,556
Digital assets - Bitcoin		9,230		-		-		9,230
Digital assets - USDT		67,035		-		-		67,035

Intangible assets subject to amortization:
--5-year life:
Customer-related intangible assets		175,536		(11,702)		-		163,834
Total		343,357		(11,702)		-		331,655

	As of December 31, 2021 (Audited)
Items	Gross Carrying Value		Accumulated Amortization		Impairment		Net Carrying Value
	$		$		$		$
Intangible assets not subject to amortization:
Goodwill (Note 9)		63,417		-		-		63,417
Digital assets		30,670		-		(13,589)		17,081

Intangible assets subject to amortization:
--5-year life:
Customer-related intangible assets		175,536		(2,923)		-		172,613
Total		269,623		(2,923)		(13,589)		253,111

Digital assets

	As of March 31, 2021	As of December 31, 2021
	(Unaudited)	(Audited)
Digital assets
Bitcoin - Digital mining costs	$9,230	$30,670
USDT	67,035	-
Less: accumulated amortization	-	-
Less: impairment	-	(13,589)
	$76,265	$17,081

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

The cryptocurrency award would be capitalized as intangible assets according to the costs incurred, which includes mining services fees, depreciation of mining equipment and power costs. What the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time intangible assets is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt.

No amortization on digital assets and the digital assets include Bitcoin and USDT as the periods ended March 31, 2022 and 2021.

Impairment on intangible assets was $0 and $0, respectively, for the periods ended March 31, 2022 and 2021.

Customer-related intangible assets

	As of March 31, 2021	As of December 31, 2021
	(Unaudited)	(Audited)
Separable Intangible Assets
Customer-related intangible assets	$175,536	$175,536
Less: accumulated amortization	(11,702)	(2,923)
Less: impairment	-	-
	$163,834	$172,613

The fair value of the Customer-related intangible assets was determined by the Company with the assistance of independent valuation appraisers using the income-based valuation methodology.

Amortization on Customer-related intangible assets was $8,779 and $0, respectively, for the periods ended March 31, 2022 and 2021.

NOTE 9. GOODWILL

Changes in the carrying amount of goodwill for the period ended March 31, 2022 and year ended December 31, 2021 consisted of the following:

	As of March 31, 2021	As of December 31, 2021
	(Unaudited)	(Audited)
Beginning balance	$63,417	$-
Addition (Note 3)	28,139	63,417
Less: accumulated impairment loss	-	-
Less: disposal and write off	-	-
	$91,556	$63,417

In the annual goodwill impairment assessment, the Company concluded that the carrying amounts of certain reporting units exceeded their respective fair values and recorded impairment losses of $0 and $0 for the periods ended March 31, 2022 and 2021. The fair value of the reporting units was determined by the Company with the assistance of independent valuation appraisers using the income-based valuation methodology.

NOTE 10. LONG TERM INVESTMENT

The long term investment was valued at cost and consisted of the following:

	As of March 31, 2021	As of December 31, 2021
	(Unaudited)	(Audited)
Equity securities without readily determinable fair values
Archax Holdings Ltd.	$500,000	$500,000
Montis Digital Limited	250,000	250,000
	750,000	750,000
Available-for-sale investments
Archax Holdings Ltd.- Principal of Convertible note loan	106,289	106,289
Archax Holdings Ltd.- Interest on Convertible note loan	2,819	722
	109,108	107,011

Total cost of long term investment	859,108	857,011
Less: impairment	-	-
	$859,108	$857,011

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

Interest on Note was $723 and $0, respectively for the periods ended March 31, 2022 and 2021.

For the period ended March 31, 2022, the Company did not record upward adjustments or downward adjustments on the equity securities.

The Company’s impairment analysis considers both qualitative and quantitative factors that may have a significant effect on the fair value of the equity securities. As of March 31, 2022, the Company did not recognize impairment against the equity securities.

NOTE 11. SHORT-TERM LOANS

Principal of short-term loans consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
7.00% bank loan, originally due July 15, 2020, but extended to December 31, 2022	$160,531	$166,777
	-	-
	-	-
Total	$160,531	$166,777

NOTE 12. LONG-TERM LOAN

Principal of long-term loans consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
6.00% bank loan, due April 10, 2024	$1,124,596	$1,133,959
3.75% U.S federal government SBA loan, due June 27, 2030	149,900	149,900
3.75% U.S. federal government SBA loan, due June 27, 2030	150,000	150,000
Total	$1,424,496	$1,433,859

NOTE 13. NOTE PAYABLES

Note payables consisted of the following:

	As of March 31, 2021	As of December 31, 2021
	(Unaudited)	(Audited)
PX Global Advisors, LLC
Principal	$2,000,000	$2,000,000
Interest	60,274	10,959
Total	$2,060,274	$2,010,959

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

Interest expense was $49,315 and $0, respectively for the periods ended March 31, 2022 and 2021.

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

c)	Related party payables

Related party payables consisted of the followings:

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
PX SPAC Capital Inc.
Principal	$36,916	$36,916
Interest	768	586
Total	$37,684	$37,502

The amount was provided as working capital to financial the Company’s operations. The amount is unsecured, 2% annual interest bearing and due on demand. Interest expense was $182 and $0, respectively for the periods ended March 31, 2022 and 2021.

NOTE 15. Taxation

The Company was incorporated in the state of Delaware, U.S.A. The Company did not generate any taxable income from its operations for the periods ended March 31, 2022 and 2021.

For period ended March 31, 2022, the Company, Center Florence, Inc. (“CFI”), Center St. Louis LLC (“St. Louis”), and Florence Development, LLC (“Florence”) are subject to U.S. federal and Delaware franchise tax. New York Link Capital Inc. (“NY Link”), New York Tech Capital Inc. (“NY Tech”) are subject to U.S. federal and New York state income taxes, Royal Park, LLC (“Royal Park”) and are subject to U.S. federal and South Carolina state income taxes.

For U.S. Federal income tax purpose, the Company and its subsidiaries did not elect to file consolidated tax returns and file separately as individual entity. For each company they have filed separate federal and state tax returns and calculated the relevant taxes for taxable income; and relevant net operating loss will be carry forwards according to relevant tax periods.

For U.S. Federal income tax purpose, the Company, NY Link, NY Tech, CFI, St. Louis, Royal Park and Florence have net operating loss, or NOL carryforwards of approximately $983,255 at March 31, 2022.

For Delaware franchise tax purpose, the Company, CFI, St. Louis, and Florence are subject to annual franchise tax and have no NOL carry forwards.

For New York income tax purpose, NY Link and NY Tech have no net operating loss, or NOL carry forwards at March 31, 2022.

For South Carolina, income tax purpose, Royal Park has net operating loss, or NOL carry forwards of approximately $857,487 at March 31, 2022.

For period ended March 31, 2021, EGOOS Mobile Technology Company Limited (“EGOOS BVI”) was incorporated in the BVI. There is no income tax for a company domiciled in the BVI. Accordingly, the Company’s consolidated financial statements do not present any income tax provision related to the BVI tax jurisdiction where EGOOS BVI is domiciled.

EGOOS Mobile Technology Company Limited (“EGOOS HK”), which is subject to a 16.5% corporate income tax.

EGOOS HK has no net operating loss, or NOL carryforward, as EGOOS HK has no operation for the period.

Move the Purchase Consulting Management (Shenzhen) Co., Ltd. (“MPCM”), Guangzhou Yuzhi Information Technology Co., Ltd. (“GZYZ”), Shenzhen Qianhai Exce-card Technology Co., Ltd. (“SQEC”) and Guangzhou Rongsheng Information Technology Co., Ltd. (“GZRS”) are subject to PRC Enterprise Income Tax, which is 25% on taxable income.

MPCM, GZYZ, SQEC and GZRS has no net operating loss, or NOL carryforward, as they have no operation for the period.

a)	Corporate Income Taxes

The components of the income tax expense are as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
	(Unaudited)	(Unaudited)
Current	$-	$-
Deferred	-	-
Total	$-	$-

Taxes recoverable (payable) consisted of the following at March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Income tax recoverable - current	$-	$-
Income tax payable – noncurrent	$-	$-

As of March 31, 2022 and December 31, 2021, current and noncurrent tax payable were $0 and $0.

The (benefit) provision for income taxes on loss from continuing operations consisted of the following:

	Three months ended March 31, 2022	Three months ended March 31, 2021
	(Unaudited)	(Unaudited)
Current:
Federal	$-	$-
State	-	-
Hong Kong	-	-
	-	-

Deferred:
Federal	-	-
State	-	-
Total provision (benefit) for income taxes	$-	$-

The following is a reconciliation of the difference between the actual (benefit) provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes from continuing operations:

	Three months ended March 31, 2022	Three months ended March 31, 2021
	(Unaudited)	(Unaudited)
Tax at federal statutory rate	$-	$-
Foreign rate differential	-	-
Others	-	-
Valuation allowance	-	-
Total provision (benefit) for income taxes	$-	$-

b)	Deferred Taxes Assets and Liabilities

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Non-Current Deferred Tax Assets:
NOL (Federal)	$294,977	$294,977
NOL (NY)	-	-
NOL (SC)	42,874	42,874

Net Non-Current Deferred Tax Assets before Valuation Allowance	337,851	337,851
Less: Valuation Allowance	(337,851)	(337,851)
Non-Current Deferred Tax Assets, Net:	-	-
Total Deferred Assets, Net:	$-	$-

c)	Taxes Payable

Taxes payable consisted of the following:

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Corporate income tax payable	$-	$-
Franchise tax payable	1,240	1,200
Other surtaxes payable	-	-
Total	$1,240	$1,200

NOTE 16. STOCKHOLDERS’ EQUITY

Common stock

As of March 31, 2022 and December 31, 2021, the Company has 100,000,000 shares of common stock authorized, 17,465,992 shares and 17,465,992 shares issued and outstanding at par value of $0.001 per share, respectively.

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

In connection with the Reverse Stock Split, our par value per share did not change. The number of shares of common stock outstanding has been changed accordingly upon the effectiveness of the Reverse Stock Split.

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

For the periods ended March 31, 2022 and 2021, no stock option has been issued.

NOTE 17. LOSS PER SHARE

The following table presents a reconciliation of basic and diluted earnings per share:

	For the three months ended March, 31
	2022	2021
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(162,247)	$(11,003)
Denominator:
Weighted average number of common stock outstanding - basic and diluted	17,465,992	4,205,543 *
Loss per share – Basic and diluted:	$(0.00929)	$(0.00262)

*	- The computation of basic and diluted share and EPS data was adjusted retroactively for all period presented to reflect the 5 to 1 reverse stock split change which was effective on November 1, 2021.

NOTE 18. CONCENTRATION OF RISK

a)	Major Customer

The Company had certain customers who represented 10% or more of the Company’s total sales. For period ended March 31, 2022, the Company had one customer contributes for 10% or more of the Company’s total sales.

b)	Major Vendors and Accounts Payable

The Company had certain vendors who represented 10% or more of the Company’s total cost of sales or expenses, or whose accounts payable balances individually represented 10% or more of the Company’s total accounts payable. For the period ended March 31, 2022, there was no concentration in any specific vendor.

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

On January 13, 2022, the Company entered into an engagement agreement (the “Agreement”) with Joseph Stone Capital, LLC (the “FA”), pursuant to which the FA will act as an exclusive financial advisor for the Company to assist with certain matters, including up-listing, mergers and acquisitions, licensing or a joint venture or partnership, and global capital raising transactions by the Company (the “Services”) for a period of twelve (12) months, with an automatic extension for additional twelve (12) months with the mutual approval of the Company and FA. For the Services provided and to be provided by the FA, the Company shall issue the FA 1,000,000 shares of the Company’s common stock (the “Upfront Shares”) as upfront fees. Pursuant to the Agreement, the Company has granted the FA an anti-dilution right to maintain the FA’s equity ownership percentage of the Company of at least five percentage (5%) on a fully diluted basis for a period of eighteen (18) months from the date of the issuance of the Upfront Shares. The Company shall pay a certain percentage of the Aggregate Consideration as compensation to the FA for any sale, merger, acquisition, joint venture, strategic alliance, technology partnership, licensing agreement or other similar agreements undertaken by the Company due to the FA’s advice and facilitation. In addition, the FA shall receive a mutually agreed compensation for any form of debt financing raised with the assistance of the FA for the Company. Furthermore, for any successful equity raise by the Company as a result of the FA’s efforts, the FA shall receive (i) a Success Fee, payable in cash, equal to ten percent (10%) of the gross proceeds of the equity offering, plus (ii) warrants to purchase shares of Company’s commons stock (the “FA Warrants”), with the cashless exercise option, in the amount equal to ten percent (10%) of the gross proceeds of the equity offering, exercisable, in whole or in part, at any time within five (5) years from a public offering of the Company at a strike price equal to hundred-twenty percent (120%) of the public offering price of the Company’s common stock, or, if a public offering price is not available, then the market price of the common stock on the date when such offering is commenced. In accordance with the Agreement, the Company has granted the piggyback registration right to the shares underlying the FA Warrants and the Upfront Shares. The Company paid the FA $25,000 as advanced payment for any accountable expenses pursuant to the Agreement. The Company shall grant the FA a right to first refusal to act as the sole placement agent, sole book runner, manager, agent, or advisor for the Company’s next placement of debt or equity securities for a period of 18 months, subject to the terms of the Agreement. Additionally, the FA shall be entitled to compensation for any transaction undertaken by the Company with parties identified by the FA within eighteen (18) months from the termination or expiration of the Agreement. Any capitalized term used but not defined herein shall have the meaning given thereto in the Agreement. Before their entry into the Agreement, no material relationship existed between the Company and the FA.

The offer and issuance of the Upfront Shares is and shall be made in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On February 1, 2022, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to change its corporate name from “Wave Sync Corp.” to “New York Holding Corp.” effective on February 4, 2022. The Certificate of Amendment and change of the corporate name do not and will not affect any right or obligation of the holders of the Company’s securities. As of this report, the Company has submitted the name-change application with FINRA, and the same is currently under review.

On February 15, 2022, the Company entered into a Stock Sale and Purchase Agreement with Hudson Capital Inc. for buying all shares of Hudson Capital USA Inc. (“Hudson Capital USA”) for $1 and the transaction was closed at February 16, 2022.

On March 15, 2022, Time Capital Management Inc., a New York corporation (“Time Capital”) and a wholly owned subsidiary of the Company, entered into a business consulting agreement (the “Agreement”) with Pengfei Xie, Zaixian Wang and Bingjiang Wang (collectively, the “Clients”), pursuant to which Time Capital, as a business consultant, shall provide investment and financial advice in relation to Clients’ funds of a total of one million dollars ($1,000,000.00) (the “Funds”) together with the income attributable to such Funds (the “Account”) for a period of one year from the date of the Agreement to March 15, 2023. Subject to the terms and conditions of the Agreement, Time Capital shall be entitled to a performance-based profit allocation of 8% of the Account’s net profits (the “Consulting Fees”) payable quarterly to Time Capital for the services it provides.

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

NOTE 21. SUBSEQUENT EVENTS

On May 17, 2022, the Company and WeWin DAO LLC ( “WeWin”), a Wyoming limited liability company, entered into a token purchase agreement (the “Purchase Agreement”), pursuant to which the Company shall purchase ten billion (10,000,000,000) WWC tokens (the “Sale Tokens”), which shall represent ten percent (10%) of the ownership interest and voting rights in WeWin, for a total consideration of ten million dollars ($10,000,000.00) (the “Purchase Price”) payable in two million and five hundred thousand (2,500,000) shares of common stock of the Company, valued at $4.00 per share (the “Consideration Shares”). Upon satisfaction of the terms and conditions of the Purchase Agreement, the parties of the Purchase Agreement expect to close the transactions set forth therein (the “Closing”) on or before June 27, 2022. Pursuant to the Purchase Agreement, the Company has agreed that it shall not, without the WeWin’s consent, offer, sell, transfer, assign, pledge or otherwise dispose of any of the Sale Tokens until the earlier of (i) 365 days from the date of this Agreement and (ii) the listing of WWC tokens on a cryptocurrency exchange platform. Similarly, in accordance with the Purchase Agreement, WeWin has agreed that it shall not, without the Company’s consent, sell, assign, transfer, pledge, contract to sell, establish an open “put equivalent position,” or otherwise dispose of, or announce the offering of, or request the Company to file a registration statement under Securities Act of 1933 in respect of, any Consideration Shares until the earlier of (i) 365 days from the date of this Agreement and (ii) the listing of Company’s shares on a national stock exchange.

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

As of March 31, 2022, the detailed identities of the consolidating subsidiaries were as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
New York Link Capital Inc. (“NY Link”)	New York	100%	$100
New York Tech Capital Inc. (“NY Tech”)	New York	100%	100
Center Florence, Inc.	Delaware	100%	1
Center St. Louis LLC (“St. Louis”)	Delaware	100%	1,000
Royal Park, LLC (“Royal Park”)	South Carolina	100%	1,000
Florence Development, LLC. (“Florence”)	Delaware	100%	1,000
Time Capital Inc. (“Time Capital”)	New York	100%	100
Time Capital Management Inc. (“Time Capital Management”)	New York	100%	100
Hudson Capital USA Inc. (“NY Link”)	New York	100%	100
Hongkong Internet Financial Services Limited (“HKIFS”)	Hong Kong	100%	0.14

As of December 31, 2021, the detailed identities of the consolidating subsidiaries were as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Registered capital
New York Link Capital Inc. (“NY Link”)	New York	100%	$100
New York Tech Capital Inc. (“NY Tech”)	New York	100%	100
Center Florence, Inc.	Delaware	100%	1
Center St. Louis LLC (“St. Louis”)	Delaware	100%	1,000
Royal Park, LLC (“Royal Park”)	South Carolina	100%	1,000
Florence Development, LLC. (“Florence”)	Delaware	100%	1,000

Unaudited Interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

The consolidated balance sheets and certain comparative information as of December 31, 2021 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2021 (“2021 Annual Financial Statements”), included in the Company’s 2021 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2021 Annual Financial Statements.

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

Digital assets

Digital assets (including Bitcoin and USDT) are included in current assets in the accompanying consolidated balance sheets. Digital assets purchased are recorded at cost and digital assets awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

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

For the periods ended March 31, 2022 and 2021, the Company has recognized impairment loss of $0 and $0 of its digital assets, respectively.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. For the periods ended March 31, 2022 and 2021, the Company did not recognize any impairment loss of its long-lived assets.

Long term investment

The Company’s long-term investments include equity securities without readily determinable fair values and available-for-sale investments.

Equity securities without readily determinable fair values

As of March 31, 2022 and December 31, 2021, the Company’s investment in two privately held companies over which the Company neither has control nor significant influence through investment in common stock.

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

For the periods ended March 31, 2022 and 2021, $0 and $0 stock-based compensation was recognized.

Foreign currency translation

The accompanying financial statements are presented in United States dollars (USD).

For the period ended March 31, 2022, the functional currency of the Company is the USD.

For the period ended March 31, 2021, the functional currency of the Company is the USD and Renminbi (RMB). The financial statements are translated into USD from RMB at period-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange rates	March 31, 2021	December 31, 2021
Year-end/period-end RMB : US$ exchange rate	6.5713	6.4515
Average annual/period RMB : US$ exchange rate	6.4844	6.3757

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

The following tables present the Company’s financial assets and liabilities at fair value in accordance to ASC 820-10

As of March 31, 2022:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash	$555,717	$-	$-	$555,717
Total financial assets	$555,717	$-	$-	$555,717

As of December 31, 2021:

	Quoted in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash	$2,877,456	$-	$-	$2,877,456
Total financial assets	$2,877,456	$-	$-	$2,877,456

Results of Operations

Fiscal Quarters Ended March 31, 2022 and 2021

The following table shows the results of operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021	Change	Percent
Revenue	$789,348	$-	$789,348	100.0%
Cost of revenue	228,637	-	$228,637	100.0%
Gross profit	560,711	-	$560,711	100.0%

Operating expenses:
General and administrative expenses	$658,031	10,723	$648,829	6050.8%
Financial expenses	$49,497	280	$49,217	17577.5%
Total operating expenses	$707,528	11,003	$696,525	6330.3%
Income (loss) from operations	$(146,817)	(11,003)	$(135,814)	1248.2%

Other income (expenses):
Interest income	$2,644	-	$2,644	100.0%
Interest expenses	$(18,096)	-	$(18,096)	100.0%
Other income	$22	-	$22	(100)%
Total other income (expense), net	$(15,430)	-	$(15,430)	100.0%

Income before income tax	(162,247)	(11,003)	(151,244)	1374.6%
Income tax expense	$-	-	$-	-%
Net income (loss)	$(162,247)	$(11,003)	$(151,244)	1374.6%

Revenue

	Three months ended March 31, 2022	Three months ended March 31, 2021
Revenue	$789,348	$-
Cost of revenue	228,637	-
Gross profit	$560,711	$-

There was no revenue for the three months ended March 31, 2021, as the Company has ceased its active business operations since the year of 2019.

For the three months ended March 31, 2022, our revenues were $522,848, representing revenue after the completion of acquisition of Center Florence at December 1, 2021, reflecting a stable revenue from rental of recreational facilities and industrial properties.

For the three months ended March 31, 2022, the digital mining operation has generated revenue of $266,500 from the sales proceeds of Bitcoins.

Cost of revenue

For the three months ended March 31, 2022, our cost of revenue was $67,848, representing cost of revenue after the completion of acquisition of Center Florence at December 1, 2021, consisting of costs of food and beverage consumed by members and customers in the recreational facilities.

For the three months ended March 31, 2022, the cost of digital mining operation revenue was $174,379.

Operating Expenses

The following table sets forth the breakdown of our operating expenses for the years ended December 31, 2021 and 2020, respectively:

	For the three months ended March 31,				Variance
	2021	%	2020	%	Amount	%
General and administrative expenses	$658,031	93.0%	$10,723	99.9%	$647,308	6036.6%
Financial expenses	49,497	7.0%	280	0.1%	49,217	17577.5%
Total Amount	$707,528	100.0%	$11,003	100%	$696,525	6330.3%

General and administrative and financial expenses were related to corporate overhead, financial and administrative contracted services, such as legal and accounting. General and administrative expenses and financial expenses for the three months ended March 31, 2022 were $658,031 as compared to $10,723 for the comparable period ended March 31, 2021, which represented an increase of $647,308 or approximately 60 times. Such increase was primarily attributed to increase of operating expenses of club house and rental business, consulting fee, audit fee, legal and professional fees.

Financial expenses for the three months ended March 31, 2022 were related to interests on related party loans and a convertible note from the related parties. The increase of interests is contributed by draw down of an unsecured convertible note of $2,000,000, at an annual interest rate of 10%, on December 12, 2021.

(Loss) Income from Operations and Operating Margin

Loss from operations in the three months ended March 31, 2022 was $162,247, compared with loss from operations of $11,003 in the three months ended March 31, 2021.

Operating margin, or income from operations as a percentage of total revenue was negative 20% as for the three months ended March 31, 2022, compared with no revenue for the three months ended March 31, 2021, due to the previously discussed changes.

Other income (expenses)

The following table sets forth the breakdown of our other income for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,				Variance
	2022	%	2021	%	Amount	%
Interest income	$2,644	(17.1)%	$-	-%	$2,644	100.0%
Interest expenses	(18,096)	117.3%	-	-%	(18,096)	(100.0)%
Other income	22	(0.2)%	-	-%	22	(100.0)%
Total Amount	$(15,430)	100.0%	$-	-%	$(15,430)	100.0%

Interest income was $2,644 and $0 for the three months ended March 31, 2022 and 2021, respectively, showing an increase of 100.0%. This increase is mainly contributed to interest income of $2,097 on convertible note acquired on November 16, 2021.

Interest expenses was $18,096 and $0 for the three months ended March 31, 2022 and 2021, respectively, showing an increase of 100.0%. This increase is mainly contributed to interest expenses on short term and long term loans obtained by the Company for operation of club house and rental business.

Income tax (benefit) expense

Income tax expense was $0 and $0 for the three months ended March 31, 2022 and 2021, respectively.

Foreign Currency Translation Gain (Loss)

Foreign currency translation gain was $0 and $0 in the three months ended March 31, 2022 and 2021, respectively.

Net (Loss) Income

Net loss for the three months ended March 31, 2022 and 2021 were $162,247 and $11,003, respectively. The net loss is mainly due to increase of general and administrative expenses.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures and to service our debt. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing.

Working Capital Summary

The following table represents a comparison of our working capital for the three months ended March 31, 2022 and 2021:

	As of March 31, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Current assets	$946,522	$3,049,477
Current liabilities	$2,612,792	$2,672,979
Working capital	$(1,666,270)	$376,498

Cash Flows

The following table represents a comparison of our cash flows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows used in operating activities	$(321,224)	$(17,431)
Cash flows used in investing activities	$(1,984,906)	$-
Cash flows (used in)/from financing activities	$(15,609)	$20,431

Cash flows used in operating activities

Since the change of management in February 25, 2021, the Company has resumed its operation and incurred cash flows used in operating activities. The Company incurred cash flows used in operating activities in the amounts of $321,224 and $17,431 for the three months ended March 31, 2022 and 2021, respectively.

Cash flows from investing activities

For the three months ended March 31, 2022, the Company has some investing activities, including mining equipment of $1,918,350 and investment on intangible assets, which is digital mining costs, of $66,556.

Cash flows from financing activities

For the three months ended March 31, 2022, the Company’s cash flows used in financing activities was $15,609, being repayment of bank loan, comparing with $20,431 cash flows from financing activities for the three months ended March 31, 2021, which represented the advance from a related party for operating fund.

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

As of March 31, 2022, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

As of March 31, 2022, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022. Management has specifically observed that our accounting systems and current staffing resources in our finance department are currently insufficient to support the complexity of our financial reporting requirements. We currently do not have adequate staff members in our accounting and finance department who have experience or specialized training in preparing financial statements in the form and format required by the SEC. We have also experienced difficulty in applying complex accounting and financial reporting disclosure rules as required under various aspects of GAAP and SEC reporting regulations including those relating to accounting for business combinations, intangible assets, derivatives and income taxes.

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

Changes in Internal Control over Financial Reporting.

During the three months ended March 31, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 13, 2022, the Company entered into the Engagement Agreement with the Joseph Stone Capital, LLC (the “FA”) , pursuant to which for the services provided and to be provided by the FA, on January 28, 2022 the Company issued 1,000,000 shares of the Company’s common stock (the “Upfront Shares”) as upfront fees. The Company also issued warrants to purchase shares of Company’s commons stock (the “FA Warrants”), with the cashless exercise option, in the amount equal to ten percent (10%) of the gross proceeds of the equity offering, exercisable, in whole or in part, at any time within five (5) years from a public offering of the Company at a strike price equal to hundred-twenty percent (120%) of the public offering price of the Company’s common stock, or, if a public offering price is not available, then the market price of the common stock on the date when such offering is commenced.

On March 25, 2022, the Company entered into a private placement subscription agreement (the “Subscription Agreement”), pursuant to which the Company issued 156,250 unregistered shares of its common stock, par value $0.001, to Yingbin Guo (the “Investor”), at a purchase price of $3.20 per share.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Our auditor, Centurion ZD CPA & Co., is required to undergo regular inspections by the PCAOB as an auditor of companies that are publicly traded in the United States and a firm registered with the PCAOB. However, because our auditor is based in Hong Kong, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval, our auditor and its audit work are not currently being inspected independently and fully by the PCAOB.

Inspections of other auditors conducted by the PCAOB outside Hong Kong have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work prevents the PCAOB from regularly evaluating our auditor’s audits and its quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections and may lose confidence in our reported financial information and procedures and the quality of our financial statements.

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. In accordance with the HFCA Act, trading in securities of any registrant on a national securities exchange or in the over-the-counter trading market in the United States may be prohibited if the PCAOB determines that it cannot inspect or fully investigate the registrant’s auditor for three consecutive years beginning in 2021, and, as a result, an exchange may determine to delist the securities of such registrant. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCA Act”), which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted if our auditor is unable to meet the PCAOB inspection requirement.

On December 2, 2021, SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (the “Commission-Identified Issuers”). A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended December 31, 2022.

On December 16, 2021, the PCAOB issued its determinations (the “Determination”) that they are unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong. The Determination includes lists of public accounting firms headquartered in mainland China and Hong Kong that the PCAOB is unable to inspect or investigate completely. Our auditor, Centurion ZD CPA & Co. is headquartered in Hong Kong and is included in the PCAOB Determinations.

In June 2022, the Company was provisionally listed under the HFCA Act for retaining Centurion ZD CPA & Co. for its 2021 year end audit. As of the date of this quarterly report, the Company is currently on the Conclusive List of Issuers Identified under the HFCA Act.

On February 4, 2022, the U.S. House of Representatives passed the America Creating Opportunities for Manufacturing Pre-Eminence in Technology and Economic Strength (COMPETES) Act of 2022 (the “America COMPETES Act”). If the America COMPETES Act is enacted into law, it would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

As a result, we will be required to comply with the submission or disclosure requirements in our annual report filing covering the fiscal year ended December 31, 2022 and our securities may be prohibited from trading on OTCQB or another U.S. stock exchange if our auditor is not inspected by the PCAOB for three consecutive years as specified in the HFCA Act, or two-year if AHFCA Act or America COMPETES Act is enacted into law, and this ultimately could result in our shares of common stock being removed from quotation on the OTCQB. The market price of our shares could be materially adversely affected as a result of anticipated negative impacts of these actions upon, as well as negative investor sentiment towards, companies whose auditors are not inspected fully by the PCAOB, regardless of our actual operating performance.

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

WAVE SYNC CORP.

July 6, 2022	By:	/s/ Jiang Hui
Jiang Hui
Chief Executive Officer